Form 10-Q
period 1996-06-30
AMYLIN PHARMACEUTICALS INC
filed 1996-08-13
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1996

                              OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                  33-0266089
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

9373 Towne Centre Drive, San Diego, California          92121
(Address of principal executive offices)              (Zip code)


                                 (619) 552-2200
              (Registrant's telephone number, including area code)

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at June 30,1996
          -----                   ---------------------------
Common Stock, $.001 par value           28,197,352

                          AMYLIN PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                           PAGE NO.

COVER PAGE...................................................   1

TABLE OF CONTENTS............................................   2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995.....................   3

     Condensed Consolidated Statements of Operations
     for the three months and six months ended June 30,
         1996 and 1995.......................................   4

     Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 1996 and 1995.........   6

     Notes to Condensed Consolidated Financial Statements....   7

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........   8


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings...............................   *

     ITEM 2. Changes in Securities...........................   *

     ITEM 3. Defaults upon Senior Securities.................   *

     ITEM 4. Submission of Matters to a Vote of
             Security Holders................................  15

     ITEM 5. Other Information...............................   *

     ITEM 6. Exhibits and Reports on Form 8-K................  17


SIGNATURE....................................................  18


* No information provided due to inapplicability of item.

                              AMYLIN PHARMACEUTICALS, INC.
                           Condensed Consolidated Balance Sheets

                                                                June 30,    December 31,
                                                                  1996          1995
                                                              (unaudited)      (Note)
                                                             -------------   ------------

                                Assets
Current Assets:
  Cash and cash equivalents                                   $18,233,320    $16,708,757
  Short-term investments                                       21,319,122     36,812,237
  Other current assets                                          1,195,216      1,495,418
                                                              -----------    -----------
Total current assets                                           40,747,658     55,016,412

Property and equipment, at cost
  Equipment                                                     9,947,203      8,369,702
  Leasehold Improvements                                        3,276,172      3,180,819
                                                              -----------    -----------
                                                               13,223,375     11,550,521
  Less accumulated depreciation and amortization               (6,854,383)    (5,797,917)
                                                              -----------    -----------
                                                                6,368,992      5,752,604

Patents and other assets, net                                   1,384,150      1,180,266
                                                              -----------    -----------
                                                              $48,500,800    $61,949,282
                                                              ===========    ===========

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                            $ 1,012,250    $ 1,477,252
  Accrued liabilities                                           4,111,623      2,886,152
  Deferred revenue                                              6,761,404      4,618,100
  Current portion of note payable                                 508,330        312,500
  Current portion of obligation under capital leases              457,724        454,173
                                                               ----------    -----------
Total current liabilities                                      12,851,331      9,748,177

Notes Payable                                                   3,168,476      1,670,619
Obligation under capital lease                                    534,449        759,015
Deferred rent and other                                             4,182         16,743

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 28,197,352 and 28,017,839 issued and
   outstanding at June 30, 1996 and December 31, 1995
   respectively                                                    28,197         28,018
  Additional paid-in capital                                  167,574,866    166,994,485
  Accumulated deficit                                        (135,654,643)  (117,318,121)
  Unrealized (losses) gains on short-term investments              (6,058)        50,346
                                                              -----------    -----------
Total stockholders' equity                                     31,942,362     49,754,728
                                                              -----------    -----------
                                                              $48,500,800    $61,949,282
                                                              ===========    ===========


Note: The balance sheet at December 31, 1995 has been derived from audited consolidated statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                   Three months ended
                                                       June 30,
                                                   ------------------
                                                    1996          1995
                                                   ------        ------
Revenues under collaborative agreements       $  7,383,595    $  9,066,000

Expenses:
  Research and development                      17,150,720      10,376,008
  General and administrative                     2,396,953       2,465,680
                                              ------------    ------------
                                                19,547,673      12,841,688

Interest and other income                          534,858         262,898
Interest and other expense                         (87,074)        (76,377)
                                              ------------    ------------
Net loss                                      ($11,716,294)   ($ 3,589,167)
                                              ============    ============

Net loss per share                                  ($0.42)         ($0.16)
                                              ============    ============

Shares used in computing net loss per share     28,122,798      22,124,508
                                              ============    ============


                             See accompanying notes

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                    Six months ended
                                                       June 30,
                                                 ---------------------
                                                  1996           1995
                                                 ------         ------
Revenues under collaborative agreements       $ 10,730,143    $  9,066,000

Expenses:
  Research and development                      25,790,863      20,022,972
  General and administrative                     4,274,615       4,133,202
                                              ------------    ------------
                                                30,065,478      24,156,174

Interest and other income                        1,169,975         473,933
Interest and other expense                        (171,162)       (160,969)
                                              ------------    ------------
Net loss                                      ($18,336,522)   ($14,777,210)
                                              ============    ============

Net loss per share                                  ($0.65)         ($0.69)
                                              ============    ============

Shares used in computing net loss per share     28,083,524      21,490,429
                                              ============    ============


                             See accompanying notes

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                           Six months ended
                                                                June 30,
                                                           -----------------
                                                          1996           1995
                                                      -----------    -----------
Operating Activities:

 Net Loss                                           ($18,336,522)   ($14,777,210)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                       1,091,475       1,002,496
   Deferred rent and other expense                       (12,561)        (12,561)
   Amortization of deferred compensation                      --         261,814
   Changes in assets and liabilities:
    Other current assets                                 300,202      (3,216,141)
    Accounts payable                                    (465,002)       (788,124)
    Accrued liabilities                                1,225,471         282,550
    Deferred collaborative revenue                     2,143,304       3,803,000
                                                    ------------    ------------
 Net cash flows used for operating activities        (14,053,633)    (13,444,176)

Investing activities:
 Decrease in short-term investments                   15,436,711       4,531,747
 Purchase of equipment and leasehold improvements     (1,672,854)       (652,020)
 Increase in deposits, patents and other assets         (238,893)        (68,401)
                                                    ------------    ------------
 Net cash flows provided by investing activities      13,524,964       3,811,326

Financing activities:
 Issuance of notes payable                             1,898,785              --
 Principal payments on notes payable                    (205,098)       (130,208)
 Principal payments on capital leases                   (221,015)       (351,936)
 Issuance of common stock, net                           580,560      17,812,508
                                                    ------------    ------------
Cash flows provided by financing activities            2,053,232      17,330,364

Increase in cash and cash equivalents                  1,524,563       7,697,514

Cash and cash equivalents at beginning of period      16,708,757       7,360,681
                                                    ------------    ------------
Cash and cash equivalents at end of period          $ 18,233,320    $ 15,058,195
                                                    ============    ============

Supplemental disclosure of cash flow information:
 Interest paid                                      $    117,302    $    160,169

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)


1.  Summary of Significant Accounting Policies
    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at June 30, 1996, and for the three months and six months ended June 30, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

   Per Share Data

Net loss per share is computed using the weighted average number of shares outstanding during the periods.

   Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the heading "Risk Factors".

         Since its inception in September 1987, Amylin Pharmaceuticals, Inc. ("Amylin Pharmaceuticals" or the "Company") has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin Pharmaceuticals has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of June 30, 1996, the Company's accumulated deficit was approximately $135.7 million.


RESULTS OF OPERATIONS

Revenue

         The Company had $7.4 million and $10.7 million of revenue for the three month and six month periods ended June 30, 1996 as compared to $9.1 million for the same periods in 1995. The revenues recognized in 1996 and 1995 were related to the Company's Collaboration Agreement with LifeScan, a wholly owned subsidiary of Johnson & Johnson, hereinafter referred to as Johnson & Johnson. 1996 revenues were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin Pharmaceuticals in the first half of the year. 1995 revenues were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin Pharmaceuticals in the second quarter of 1995 along with a license fee which was paid at the signing of the agreements. (Please see the "Liquidity and Capital Resources" section for further discussion of payments expected to be received by the Company in the future.)


Operating Expenses

         The Company's total operating expenses for the quarter ended June 30, 1996 increased to $19.6 million from $12.8 million for the second quarter in 1995. For the six months ended June 30, 1996, operating expenses increased to $30.1 million from $24.2 million for the same period in 1995.

         Research and development expenses increased to $17.2 million for the three months ended June 30, 1996 as compared to $10.4 million for the same period in 1995. Research and development expenses for the six months ended June 30, 1996 increased to $25.8 million from $20.0 million for the same period in 1995. The increase in these expenditures was primarily due to the costs of expanding pramlintide clinical development efforts. Several other factors also contributed to this increase, including increased staffing, expanded product development efforts and increased facilities expenditures.

         General and administrative expenses decreased slightly to $2.4 million for the three months ended June 30, 1996 as compared to $2.5 million for the same period in 1995. General and administrative expenses for the six months ended June 30, 1996 increased to $4.3 million from $4.1 million for the same period in 1995. The increase for the six month period was primarily related to expanded pramlintide market development efforts in conjunction with the Company's collaboration with Johnson & Johnson.


Other Income and Expense

         Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income increased to $0.5 million for the quarter ended June 30, 1996 from $0.3 million for the same period in 1995. Interest and other income increased to $1.2 million for the six months ended June 30, 1996 from $0.5 million for the same period in 1995. The increase in interest and other income was primarily due to higher average cash reserves available for investment for the three months and six months ended June 30, 1996 as compared to the same period in 1995.

         Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Company's Collaborative Agreement with Johnson & Johnson, Johnson & Johnson has advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration, to be repaid with interest over time out of Amylin's share of future pramlintide profits if any. Interest and other expense increased to $87,000 for the three months ended June 30, 1996 from $76,000 for the same period in 1995. Interest and other expense increased to $171,000 for the six months ended June 30, 1996 from $161,000 for the same period in 1995. The increase in interest and other expense is reflective of an overall higher long-term debt balance during the first half of 1996 as compared to 1995.

Net Loss

         The net loss for the quarter ended June 30, 1996 was $11.7 million compared to a net loss for the second quarter of 1995 of $3.6 million. The increase in the net loss for the quarter was primarily the result of decreased collaborative revenues along with increased pramlintide clinical development efforts. The decrease in revenues was due to a non-recurring license fee paid at the initiation of the collaboration with Johnson & Johnson in June 1995. The Company incurred a net loss of $18.3 million for the six months ended June 30, 1996 as compared to $14.8 million for the six months ended June 30, 1995. For the year the increase in the net loss was primarily related to increased pramlintide clinical development efforts.

         Amylin Pharmaceuticals expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including preclinical and clinical testing of multiple product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Amylin Pharmaceuticals has financed its operations primarily through private placements of preferred stock, sales of common stock, its collaboration with Johnson & Johnson, and operating and capital lease obligations.

         In June 1995, the Company entered into a worldwide Collaboration Agreement with LifeScan, Inc. for the development and commercialization of pramlintide, a diabetes drug candidate currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") and a Loan Agreement with Johnson & Johnson. LifeScan, Inc. and JJDC are hereinafter referred to as Johnson & Johnson.

         As of June 30, 1996, Johnson & Johnson entities have made various financial payments to the Company totaling $50.5 million. These payments primarily include a license fee, the purchase of $15 million of the Company's common stock, and payment of one half of the pramlintide development costs.

         In August, 1996, the Company achieved the first milestone in its collaboration with Johnson & Johnson. Based on achieving this milestone Johnson & Johnson has decided to continue the collaboration on pramlintide. Johnson & Johnson based its decision on a comprehensive review of all clinical data to date, including an administrative interim review of the first two one-year Phase III clinical trials. As a result, Johnson & Johnson will be making additional payments associated with the milestone to Amylin totaling $22 million, in addition to Johnson & Johnson's significant ongoing development support.

         The additional payments associated with the milestone include $7 million in milestone and option fee payments to be paid by Johnson & Johnson in the third quarter of 1996 and a commitment to purchase up to $15 million of Amylin common stock before the completion of Phase III trials of pramlintide. The option fee payment represents a nonrefundable prepayment of a portion of the license fee required for expansion of the field of the collaboration beyond pramlintide to include other amylin agonists. In exchange for this prepayment, the companies have agreed to extend to March 1997 the time during which Johnson & Johnson may exercise its option to expand the field of the collaboration. In the ensuing months while the pramlintide development program moves ahead, Johnson & Johnson plans to evaluate the opportunity that amylin agonists represent for other uses.

         In addition to the above mentioned milestone-related payments and investment, Johnson & Johnson's financial commitment now includes the funding of 50% of development costs and 100% of pre-launch marketing costs (Amylin Pharmaceuticals' one-half share to be repaid over time from future profits), as well as milestone payments, license fees, equity investments; and a loan facility for use in certain circumstances. The Company will apply all of the license fees and any cash milestone payments and 50% of the proceeds from Johnson & Johnson's equity investments towards its share of development expenses. Although Johnson & Johnson's various payments to Amylin Pharmaceuticals should be sufficient to fund the substantial portion of the Company's 50% share of pramlintide's development, the Company may elect to raise additional funds to pay for its share of such development and for other corporate purposes.

         The Company is dependent on the future payments from Johnson & Johnson to continue development and commercialization of pramlintide. Johnson & Johnson may terminate the Collaboration Agreement with the Company subject to a notice period of six months. Johnson & Johnson's financial and other obligations under the Collaboration Agreement would continue during any such termination notice period. In addition, Johnson & Johnson has the right to terminate the Collaboration Agreement at any time based on material safety or tolerability issues. Without Johnson & Johnson's continued collaborative support, the Company might not be able to continue the pramlintide development program, and the Company's financial condition would be materially adversely affected.

         At June 30, 1996, the Company had $39.6 million in cash, cash equivalents and short-term investments as compared to $53.5 million at December 31, 1995. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

         The Company intends to use its financial resources for research, drug discovery and development programs, initial strategic marketing activities, and other general corporate purposes. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, and research activities to further explore amylin biology and other peptide metabolic regulators. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

         The Company currently leases or sub-leases approximately 72,000 square feet of space. The Company is presently considering options to sub-lease an additional 12,500 square feet of space for its product development efforts. Should the Company lease this additional space in the second half of the year, the terms of the lease will be at competitive market rates. At this time, the Company expects to incur approximately $2.0 million of capital expenditures in the second half of 1996. These expenditures will primarily be directed toward the purchase of new equipment to support research and development efforts. In addition, some capital expenditures will be directed toward the purchase of equipment coming off of lease lines which will expire during the year and to complete tenant improvements to the Company's product development facility. The Company has entered into a $3.0 million loan agreement for the financing of the majority of its equipment needs and intends to use this financing source during 1996. As of June 30, 1996 approximately $1.0 million of this loan facility had been utilized. The terms of the loan agreement call for amounts drawn down under the loan to be repaid monthly over a four year period.

         The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Amylin Pharmaceuticals anticipates that its existing cash, interest income from cash investments, and future funding from Johnson & Johnson, assuming continuation of the Johnson & Johnson collaboration, will be adequate to satisfy the Company's capital requirements through mid-1998. Assuming continued participation by Johnson & Johnson, the Company believes it has reasonable alternatives to meet the financial needs of its programs. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company.

         The Company cannot assure that any of its drug candidates will successfully meet all of their development goals. Important technical milestones remain to be achieved before Amylin Pharmaceuticals can commercialize any of its products, and failure to achieve these milestones could seriously jeopardize the Company's chances of success and its financial condition would be adversely affected. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in preparing regulatory submissions and seeking regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patents, competing technological and market developments, changes in the Johnson & Johnson collaboration, the ability of the Company to establish collaborative arrangements for its other research and development programs, and the cost of manufacturing scale-up.

         Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on the Company's first product candidate, pramlintide. Subject to compliance with FDA regulations, the Company plans to undertake extensive clinical testing to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although preliminary clinical data about pramlintide's possible clinical value warrants continuing Phase III trials, there can be no assurance that these larger and longer studies will confirm the results of the Phase I and Phase II studies to date. Further testing of pramlintide and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain FDA approval for any indication. Products, if any, resulting from Amylin Pharmaceuticals' research and development programs are not expected to be commercially available for a number of years.

         In addition, the Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. Should any of its competitors have prepared and filed patent applications in the United States which claim technology also invented by the Company, Amylin Pharmaceuticals may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

                                     ITEM 4.

      Submission of Matters to a Vote of Security Holders


      The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 30, 1996. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next annual meeting and until their successor is elected, (ii) approved the Company's 1991 Stock Option Plan, as amended, (iii) approved the Company's Non-Employee Director's Stock Option Plan, as amended, (iv) ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

     The Company had 28,056,172 shares of Common Stock outstanding as of April 1, 1996, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 25,135,233 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

     Proposal 1: Election of Directors
     ---------------------------------
                                 Shares
                                 Voting     Shares
     Director                   in Favor   Withheld
     --------                  ----------  --------
     Howard E. Greene, Jr.     24,870,743   264,490
     James C. Blair            24,870,343   264,890
     Joseph C. Cook, Jr.       24,870,343   264,890
     James C. Gaither          24,861,793   273,440
     Ginger L. Howard          24,863,143   272,090
     Vaughn M. Kailian         24,863,043   272,190
     Donald H. Rumsfeld        24,867,643   267,590
     Timothy J. Wollaeger      24,870,343   264,890

     Proposal 2: Approval of the 1991 Stock Option Plan, as amended
     --------------------------------------------------------------
     Votes in Favor:           15,682,646
     Votes Against:             4,900,702
     Abstentions:                  94,155
     Broker/No Votes:           4,457,730

     Proposal 3: Approval of the Non-Employee Director Stock Option
                 Plan, as amended
     --------------------------------------------------------------

     Votes in Favor:           16,518,425
     Votes Against:             4,223,538
     Abstentions:                 114,662
     Broker/No Votes:           4,278,608

Proposal 4: Ratification of Selection of Independent Auditors
- - -------------------------------------------------------------
     Votes in Favor:           24,892,654
     Votes Against:                49,705
     Abstentions:                 192,874

                                     ITEM 6


                   Exhibits and Reports Submitted on Form 8-K



  (a) EXHIBITS. The exhibits listed below are filed with this report.

      10.27 Employment agreement dated July 11, 1996, between the registrant and Richard M. Haugen.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                          AMYLIN PHARMACEUTICALS, INC.
                                  June 30, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                 Amylin Pharmaceuticals, Inc.


Date:    August 12, 1996          By:/s/Marjorie T. Sennett
                                     -----------------------
                                       Marjorie T. Sennett
                                     Vice President and Chief
                                     Financial Officer
                                    (on behalf of the registrant
                                     and as the registrant's
                                     principal financial officer)