Form 10-Q
period 1996-09-30
AMYLIN PHARMACEUTICALS INC
filed 1996-11-14
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at September 30,1996
          -----                              --------------------------------
Common Stock, $.001 par value                             28,322,081

                          AMYLIN PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                                                        PAGE NO.
COVER PAGE ............................................................................   1

TABLE OF CONTENTS .....................................................................   2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     September 30, 1996 and December 31, 1995 .........................................   3

     Condensed Consolidated Statements of Operations
     for the three months and nine months ended
     September 30, 1996 and 1995 ......................................................   4

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1996 and 1995 ............................   5

     Notes to Condensed Consolidated Financial Statements .............................   6

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations ....................................   8


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings ........................................................   *

     ITEM 2. Changes in Securities ....................................................   *

     ITEM 3. Defaults upon Senior Securities ..........................................   *

     ITEM 4. Submission of Matters to a Vote of
             Security Holders .........................................................   *
     ITEM 5. Other Information ........................................................   *

     ITEM 6. Exhibits and Reports on Form 8-K .........................................  16


SIGNATURE .............................................................................  17


* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                     September 30,        December 31,
                                                                         1996                 1995
                                                                      (unaudited)             (Note)
                                                                     -------------        -------------
                                Assets
Current Assets:
  Cash and cash equivalents                                          $  19,852,454        $  16,708,757
  Short-term investments                                                18,472,171           36,812,237
  Other current assets                                                   1,493,025            1,495,418
                                                                     -------------        -------------
Total current assets                                                    39,817,650           55,016,412

Property and equipment, at cost
  Equipment                                                             10,597,655            8,369,702
  Leasehold Improvements                                                 3,341,364            3,180,819
                                                                     -------------        -------------
                                                                        13,939,019           11,550,521
  Less accumulated depreciation and amortization                        (7,451,682)          (5,797,917)
                                                                     -------------        -------------
                                                                         6,487,337            5,752,604

Patents and other assets, net                                            1,389,750            1,180,266
                                                                     -------------        -------------
                                                                     $  47,694,737        $  61,949,282
                                                                     =============        =============

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                   $   1,055,209        $   1,477,252
  Accrued liabilities                                                    3,628,649            2,886,152
  Deferred revenue                                                       7,952,917            4,618,100
  Current portion of note payable                                          646,747              312,500
  Current portion of obligation under capital leases                       530,369              454,173
                                                                     -------------        -------------
Total current liabilities                                               13,813,891            9,748,177

Notes Payable                                                            4,570,632            1,670,619
Obligation under capital lease                                             346,784              759,015
Deferred rent and other                                                       --                 16,743

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
   28,322,081 and 28,017,839 issued and outstanding at
   September 30, 1996 and December 31, 1995 respectively                    28,321               28,018
  Additional paid-in capital                                           168,331,916          166,994,485
  Accumulated deficit                                                 (139,404,619)        (117,318,121)
  Unrealized gains on short-term investments                                 7,812               50,346
                                                                     -------------        -------------
Total stockholders' equity                                              28,963,430           49,754,728
                                                                     -------------        -------------
                                                                     $  47,694,737        $  61,949,282
                                                                     =============        =============


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

                              AMYLIN PHARMACEUTICALS, INC.
                    Condensed Consolidated Statements of Operations
                                     (unaudited)




                                                       Three months ended
                                                          September 30,
                                                        ------------------
                                                      1996                1995
                                                  ------------        ------------
Revenues under collaborative agreements           $ 13,192,132        $  3,802,500

Expenses:
  Research and development                          14,354,535           9,304,260
  General and administrative                         2,915,353           1,755,265
                                                  ------------        ------------
                                                    17,269,888          11,059,525

Interest and other income                              449,256             384,360
Interest and other expense                            (121,476)            (73,603)
                                                  ------------        ------------
Net loss                                          ($ 3,749,976)       ($ 6,946,268)
                                                  ============        ============

Net loss per share                                ($      0.13)       ($      0.28)
                                                  ============        ============

Shares used in computing net loss per share         28,260,647          24,430,432
                                                  ============        ============


                                 See accompanying notes.

                              AMYLIN PHARMACEUTICALS, INC.
                    Condensed Consolidated Statements of Operations
                                      (unaudited)



                                                        Nine months ended
                                                          September 30,
                                                        ------------------
                                                      1996                1995
                                                  ------------        ------------
Revenues under collaborative agreements           $ 23,922,275        $ 12,868,500

Expenses:
  Research and development                          40,145,398          29,327,232
  General and administrative                         7,189,968           5,888,467
                                                  ------------        ------------
                                                    47,335,366          35,215,699

Interest and other income                            1,619,231             853,075
Interest and other expense                            (292,638)           (229,354)
                                                  ------------        ------------
Net loss                                          ($22,086,498)       ($21,723,478)
                                                  ============        ============

Net loss per share                                ($      0.78)       ($      0.97)
                                                  ============        ============

Shares used in computing net loss per share         28,142,565          22,470,430
                                                  ============        ============


                               See accompanying notes.

                                AMYLIN PHARMACEUTICALS, INC.
                       Condensed Consolidated Statements of Cash Flows
                                        (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                         -----------------
                                                                      1996                 1995
                                                                  ------------        ------------
Operating Activities:
 Net Loss                                                         ($22,086,498)       ($21,723,478)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                     1,703,403           1,539,004
   Deferred rent and other expense                                     (18,842)            (18,842)
   Amortization of deferred compensation                                  --               424,889
   Changes in assets and liabilities:
    Other current assets                                                 2,393             (54,124)
    Accounts payable                                                  (422,043)           (352,262)
    Accrued liabilities                                                744,596             386,550
    Deferred collaborative revenue                                   3,334,817           4,030,652
                                                                  ------------        ------------
 Net cash flows used for operating activities                      (16,742,174)        (15,767,611)

Investing activities:
 Decrease in short-term investments                                 18,297,532          (7,471,561)
 Purchase of equipment and leasehold improvements                   (2,388,498)         (1,527,432)
 Increase in deposits, patents and other assets                       (259,122)           (155,326)
                                                                  ------------        ------------
 Net cash flows provided by (used for) investing activities         15,649,912          (9,154,319)

Financing activities:
 Issuance of notes payable                                           3,617,484             396,669
 Principal payments on notes payable                                  (383,224)           (208,333)
 Principal payments on capital leases                                 (336,035)           (500,684)
 Issuance of common stock, net                                       1,337,734          46,278,810
                                                                  ------------        ------------
Cash flows provided by financing activities                          4,235,959          45,966,462

                                                                  ------------        ------------
Increase in cash and cash equivalents                                3,143,697          21,044,532

Cash and cash equivalents at beginning of period                    16,708,757           7,360,681
                                                                  ------------        ------------
Cash and cash equivalents at end of period                        $ 19,852,454        $ 28,405,213
                                                                  ============        ============


Supplemental disclosure of cash flow information:
 Interest paid                                                    $    196,952        $    228,554


                                 See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


1.  Summary of Significant Accounting Policies
    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at September 30, 1996, and for the three months and nine months ended September 30, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

   Per Share Data

Net loss per share is computed using the weighted average number of shares outstanding during the periods.

   Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

2.  Subsequent Events

In November 1996, the Company completed concurrent stock offerings which raised net proceeds of approximately $33.7 million. A public offering of 2.0 million shares of its common stock provided net proceeds of approximately $18.7 million. Concurrent with the closing of this offering, in a separate transaction, the Company sold 1.5 million shares of its common stock directly to Johnson & Johnson providing net proceeds of approximately $15.0 million. Johnson & Johnson's purchase of such shares was the result of Amylin's achievement of the first milestone in its collaboration with Johnson & Johnson in August 1996.

3.  Contingencies

The Company has received letters from a third party asserting that pramlintide is covered by a patent which the Company has licensed from such third party. The third party claims to be entitled to 50% of any sublicensing fees received from Johnson & Johnson pursuant to the Collaboration Agreement, as well as a future running royalty as specified in the license agreement. The Company believes that these assertions are without merit and will vigorously defend against any claims related to the foregoing, should any such claims be brought. The third party has been informed that the Company does not agree with its assertions and that no such sublicensing moneys have been received from Johnson & Johnson, which is not a sublicensee under the third party's patent.

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

         Since its inception in September 1987, Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of September 30, 1996, the Company's accumulated deficit was approximately $139.4 million.


RESULTS OF OPERATIONS

Revenue

         The Company had $13.2 million and $23.9 million of revenue for the three month and nine month periods ended September 30, 1996 as compared to $3.8 million and $12.9 million for the same periods in 1995. The revenues recognized in 1996 and 1995 were related to the Company's Collaboration Agreement with LifeScan, a wholly owned subsidiary of Johnson & Johnson, hereinafter referred to as Johnson & Johnson. 1996 revenues were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin in the first nine months of the year and $7.0 million in milestone and option fee payments paid in the third quarter of the year. 1995 revenues were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin in the second and third quarters of 1995 along with a license fee which was paid at the signing of the agreements. (Please see the "Liquidity and Capital Resources" section for further discussion of payments expected to be received by the Company in the future.)


Operating Expenses

         The Company's total operating expenses for the quarter ended September 30, 1996 increased to $17.3 million from $11.1 million for the third quarter in 1995. For the nine months ended September 30, 1996, operating expenses increased to $47.3 million from $35.2 million for the same period in 1995.

         Research and development expenses increased to $14.4 million for the three months ended September 30, 1996 as compared to $9.3 million for the same period in 1995. Research and development expenses for the nine months ended September 30, 1996 increased to $40.1 million from $29.3 million for the same period in 1995. The increase in these expenditures was primarily due to the costs of expanding pramlintide clinical development efforts. Several other factors also contributed to this increase, including increased staffing, expanded product development efforts and increased facilities expenditures.

         General and administrative expenses increased to $2.9 million for the three months ended September 30, 1996 as compared to $1.8 million for the same period in 1995. General and administrative expenses for the nine months ended September 30, 1996 increased to $7.2 million from $5.9 million for the same period in 1995. The increase for the three and nine month periods was primarily related to expanded pramlintide market development efforts in conjunction with the Company's collaboration with Johnson & Johnson.


Other Income and Expense

         Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.4 million for the quarters ended September 30, 1996 and 1995. Interest and other income increased to $1.6 million for the nine months ended September 30, 1996 from $0.9 million for the same period in 1995. The increase in interest and other income was primarily due to higher average cash reserves available for investment for the nine months ended September 30, 1996 as compared to the same period in 1995.

         Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Company's Collaboration Agreement with Johnson & Johnson, Johnson & Johnson has advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration, to be repaid with interest over time out of Amylin's share of future pramlintide profits if any. Interest and other expense increased to $121,000 for the three months ended September 30, 1996 from $74,000 for the same period in 1995. Interest and other expense increased to $293,000 for the nine months ended September 30, 1996 from $229,000 for the same period in 1995. The increase in interest and other expense is reflective of an overall higher long-term debt balance during the first nine months of 1996 as compared to 1995.

Net Loss

         The net loss for the quarter ended September 30, 1996 was $3.7 million compared to a net loss for the third quarter of 1995 of

$6.9 million. The decrease in the net loss for the quarter was primarily the result of the $7.0 million of milestone and option fee payments received in the quarter in addition to Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin. The increase in quarterly revenues was partially offset by increased pramlintide clinical development efforts. The Company incurred a net loss of $22.1 million for the nine months ended September 30, 1996 as compared to $21.7 million for the nine months ended September 30, 1995. The increase in the net loss for the nine month period was related to increased operating expenditures primarily related to pramlintide development efforts. The increase in expenditures was partially offset by increased collaborative revenues and interest income.

         Amylin expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including preclinical and clinical testing of multiple product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Amylin has financed its operations primarily through private placements of preferred stock, sales of common stock, its collaboration with Johnson & Johnson, and operating and capital lease obligations.

         In June 1995, the Company entered into a worldwide Collaboration Agreement with LifeScan, Inc. for the development and commercialization of pramlintide, a diabetes drug candidate currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") and a Loan Agreement with Johnson & Johnson. LifeScan, Inc. and JJDC, each of which are wholly-owned subsidiaries of Johnson & Johnson, are referred to herein as Johnson & Johnson.

         In August, 1996, the Company achieved the first milestone in the collaboration when, based upon an administrative review of three-month data from the first two, one-year Phase III clinical trials, Johnson & Johnson decided to continue the collaboration. As a result, Johnson & Johnson will be making additional payments associated with the milestone to Amylin totaling $22.0 million, in addition to providing significant ongoing development support. The additional payments associated with the milestone include $7.0 million in milestone and option fee payments paid in the third quarter of 1996 and a commitment to purchase $15.0 million of Amylin Common Stock. In compliance with Food and Drug Administration guidelines, the data that was the subject of the administrative interim review may not be disclosed. There can be no assurance that such data will ultimately support the marketing approval of pramlintide as a drug for the treatment of diabetes.

         In addition to the above mentioned milestone-related payments and investment, Johnson & Johnson's financial commitment to Amylin now includes the funding of 50% of development costs and 100% of pre-launch marketing costs (Amylin's one-half share to be repaid over time from future profits), as well as milestone payments, license fees, equity investments; and a loan facility for use in certain circumstances. The Company will apply all of the license fees and any cash milestone payments and 50% of the proceeds from Johnson & Johnson's equity investments towards its share of development expenses. Although Johnson & Johnson's various payments to Amylin should be sufficient to fund the substantial portion of the Company's 50% share of pramlintide's development, the Company may elect to raise additional funds to pay for its share of such development and for other corporate purposes.

         The Company is dependent on the future payments from Johnson & Johnson to continue development and commercialization of pramlintide. Johnson & Johnson may terminate the Collaboration Agreement subject to a notice period of six months. Johnson & Johnson's financial and other obligations under the Collaboration Agreement would continue during any such termination notice period. In addition, Johnson & Johnson has the right to terminate the Collaboration Agreement at any time based on material safety or tolerability issues. Without Johnson & Johnson's continued collaborative support, the Company might not be able to continue the pramlintide development program, and the Company's financial condition would be materially adversely affected.

         As of September 30, 1996, Johnson & Johnson entities have made various financial payments to the Company totaling $65.2 million. These payments primarily include a license fee, the purchase of $15 million of the Company's common stock in 1995, a milestone and option fee payments and payment of one half of the pramlintide development costs.

         At September 30, 1996, the Company had $38.3 million in cash, cash equivalents and short-term investments as compared to $53.5 million at December 31, 1995. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

         In November 1996, the Company completed concurrent stock offerings which raised net proceeds of approximately $33.7 million. A public offering of
2.0 million shares of its common stock provided net proceeds of approximately $18.7 million. Concurrent with the closing of this offering, in a separate transaction, the Company sold 1.5 million shares of its common stock directly to Johnson & Johnson providing net proceeds of approximately $15.0 million. Johnson & Johnson's purchase of such shares was the result of Amylin's achievement of the first milestone in its collaboration with Johnson & Johnson in August 1996.

         The Company intends to use its financial resources for the ongoing development of pramlintide, including the Phase III efficacy studies, and for expansion of its other research, drug discovery and development programs and other general corporate purposes. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, and research activities to further explore amylin biology and other peptide metabolic regulators. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the continued participation of Johnson & Johnson in the collaboration, the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

         The Company currently leases or sub-leases approximately 72,000 square feet of space. The Company is presently considering options to sub-lease an additional 12,500 square feet of space for its product development efforts. In addition, the Company is evaluating its options to lease additional laboratory and office space in 1997. Should the Company lease this additional space, the terms of the lease will be at competitive market rates. At this time, the Company expects to incur approximately $1.3 million of capital expenditures in the last three months of 1996. These expenditures will primarily be directed toward the purchase of new equipment to support research and development efforts. In addition, some capital expenditures will be directed toward the purchase of equipment coming off of lease lines which will expire during the year. The Company has entered into a $3.0 million loan agreement for the financing of the majority of its equipment needs and intends to use this financing source during 1996. As of September 30, 1996 approximately $1.9 million of this loan facility had been utilized. The terms of the loan agreement call for amounts drawn down under the loan to be repaid monthly over a four year period.

         The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Amylin anticipates that its existing cash including the proceeds of its stock offerings completed in November, interest income from cash investments, and financial payments and loan facilities from Johnson & Johnson, will be adequate to satisfy the Company's capital requirements through 1998. Assuming continued participation by Johnson & Johnson, the Company believes it has reasonable alternatives to meet the financial needs of its programs. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company.

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

         In addition, the Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. The Company has received letters from a third party asserting that pramlintide is covered by a patent which the Company has licensed from such third party. The third party claims to be entitled to 50% of any sublicensing fees received from Johnson & Johnson pursuant to the Collaboration Agreement, as well as a future running royalty as specified in the license agreement. The Company believes that these assertions are without merit and will vigorously defend against any claims related to the foregoing, should any such claims be brought. The third party has been informed that the Company does not agree with its assertions and that no such sublicensing moneys have been received from Johnson & Johnson, which is not a sublicensee under the third party's patent. In addition, should any of Amylin's competitors have prepared and filed patent applications in the United States which claim technology also invented by the Company, Amylin Pharmaceuticals may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

                                     ITEM 6


                   Exhibits and Reports Submitted on Form 8-K



  (a) EXHIBITS. The exhibits listed below are filed with this report.

         10.28 Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the registrant and Dr. John Eng.

         10.29 Collaborative Research and Assignment Agreement dated October 15, 1996, among the registrant, London Health Sciences Centre and Dr. John Dupre.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                          AMYLIN PHARMACEUTICALS, INC.
                               September 30, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                     Amylin Pharmaceuticals, Inc.


Date:    November 12, 1996           By:/s/Marjorie T. Sennett
                                     -------------------------------------
                                     Marjorie T. Sennett
                                     Vice President and Chief
                                     Financial Officer
                                     (on behalf of the registrant
                                     and as the registrant's
                                     principal financial officer)