Form 10-Q/A
period 1996-09-30
AMYLIN PHARMACEUTICALS INC
filed 1996-12-16
CIK 881464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                               (Amendment No. 1)


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


Material Agreements

     In October 1996, the Company entered into a Patent and Technology License Agreement (the "License Agreement") with Dr. John Eng, pursuant to which the Company was granted an exclusive license to exendin, a newly discovered compound derived from the venom of the Gila monster lizard. The License Agreement provides for the payment of certain license fees and milestone and royalty payments to Dr. Eng and reimbursement of certain costs incurred by Dr. Eng. The license to the Company is perpetual in duration unless terminated in accordance with the terms of the License Agreement.

     In connection with the License Agreement, the Company also entered into a Consulting Agreement with Dr. Eng, pursuant to which Dr. Eng will receive per diem payments for consulting services rendered to the Company, and granted Dr. Eng a Nonstatutory Stock Option to purchase shares of the Company's Common Stock under the Company's 1991 Stock Option Plan.

     In October 1996, the Company, London Health Sciences Centre ("LHSC") and Dr. John Dupre, an LHSC affiliate, entered into a Collaborative Research and Assignment Agreement (the "Research Agreement"), pursuant to which (1) LHSC and Dr. Dupre assigned to the Company all right, title and interest in and to certain patent applications relating to glucagon-like peptide (GLP-1) and (2) LHSC and Dr. Dupre will conduct research for Amylin for up to two years to evaluate the use of GLP-1 in the prevention and/or treatment of fuel metabolism disorders. In consideration of the assignment and the research to be performed, the Company paid to LHSC an assignment fee and will make certain royalty and research funding payments to LHSC and/or Dupre.

                                     ITEM 6


                   Exhibits and Reports Submitted on Form 8-K



  (a) EXHIBITS. The exhibits listed below are filed with this report.


         10.28 Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the registrant and Dr. John Eng. +

         10.29 Collaborative Research and Assignment Agreement dated October 15, 1996, among the registrant, London Health Sciences Centre and Dr. John Dupre. +

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

  + Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                          AMYLIN PHARMACEUTICALS, INC.
                               September 30, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                     Amylin Pharmaceuticals, Inc.


Date:    December 16, 1996           By:/s/Marjorie T. Sennett
                                     -------------------------------------
                                     Marjorie T. Sennett
                                     Vice President and Chief
                                     Financial Officer
                                     (on behalf of the registrant
                                     and as the registrant's
                                     principal financial officer)