Form 10-K405
period 1996-12-31
AMYLIN PHARMACEUTICALS INC
filed 1997-03-28
CIK 881464

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission File No. 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
             (Exact Name of registrant as specified in its charter)
                             -----------------------

               DELAWARE                                33-0266089
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

    9373 TOWNE CENTRE DRIVE, SAN DIEGO, CALIFORNIA         92121
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (619) 552-2200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 14, 1997 was $294,990,813.*

The number of shares outstanding of the Registrant's Common Stock was 32,041,492 as of March 14, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's annual report to security holders to be furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1997 Annual Meeting of Stockholders to be held on May 29, 1997 (the "1997 Annual Meeting") is attached hereto as Exhibit 13.1 and is incorporated herein by reference into Part II of this Report.

Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting is incorporated herein by reference into Part III of this Report.

Certain Exhibits filed with (I) the Registrant's Registration Statement on Form S-1 (Registration No. 33-44195), as amended, (ii) certain Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal years ended December 31, 1992, 1993, 1994 and 1995 and (iii) the Registrant's Quarterly Report on Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996 are incorporated herein by reference into Part IV of this Report.


---------------

  * Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 14, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                     PART I


ITEM 1.  BUSINESS

         Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business below and the sections entitled "Risk Factors," as well as those discussed in any documents incorporated herein by reference.

GENERAL

    Amylin Pharmaceuticals, Inc. ("AMYLIN" or the "Company") is focused on developing novel therapeutics for treating people with diabetes and other metabolic disorders. The Company is conducting a series of Phase III clinical trials of its lead drug candidate, pramlintide, which is being developed to improve glucose control in people with Type I (juvenile-onset) and Type II (maturity-onset) diabetes who use insulin, a patient population estimated by the Company to comprise 7 million people in the major pharmaceutical markets. In June 1995, AMYLIN entered into a worldwide collaboration with Johnson & Johnson to develop and commercialize pramlintide. In August 1996, the Company achieved the first milestone in the collaboration when, based upon an administrative interim review of three-month glycated hemoglobin ("HbA1c") data from the first two, one-year Phase III clinical trials, Johnson & Johnson decided to continue the collaboration. As of December 31, 1996, Johnson & Johnson has made payments to AMYLIN totaling $91.0 million. In addition, Johnson & Johnson has committed to provide significant, additional financial support for the development and commercialization of pramlintide, subject to the terms of its agreement with the Company. Assuming successful Phase III clinical trials, the Company plans to apply for marketing approval of pramlintide in North America and Europe by the end of 1998. Any profits or losses from the collaboration will be shared equally between AMYLIN and Johnson & Johnson. Since its inception, the Company has spent almost $200 million building its integrated drug discovery and development expertise, and, with its lead drug candidate now well advanced in clinical development, AMYLIN is broadening its research to develop new drug targets for treating metabolic disorders, including diabetes, obesity and dyslipidemia.

BACKGROUND

    Diabetes is a major global health problem which is inadequately treated by available drugs. The International Diabetes Federation estimates that over 100 million people worldwide are afflicted with this disease. Diabetes costs the American economy over $100 billion annually, according to a study reported in the Journal of Clinical Endocrinology and Metabolism, which went on to say that ". . . health care expenditures for people with diabetes constituted about one in seven health care dollars spent in 1992." Moreover, the American Medical Association reports that the incidence of diagnosed diabetes as a percentage of the American population has tripled since 1958, and that the total number of diagnosed and undiagnosed cases has grown to about 16 million.

    Diabetes occurs when the pancreas no longer produces enough insulin, a hormone that regulates the metabolism of blood glucose. In Type I (juvenile-onset) diabetes, which afflicts about 10% of all people with diagnosed diabetes in developed countries, the pancreatic beta cells that make insulin have been destroyed. In the more prevalent form of diabetes, Type II (maturity-onset), the insulin-producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose-using tissues such as skeletal muscle (a condition called insulin resistance). In both Type I and Type II diabetes, the insulin deficiency results in an abnormally high blood-glucose concentration (a condition called hyperglycemia) which is an important cause of the degenerative complications associated with diabetes, including blindness, kidney failure and nerve damage. In addition, many authorities believe hyperglycemia plays a role in the development of heart disease.

    Since its discovery in 1921, insulin replacement therapy has played a central role in treating diabetes. For people with Type I diabetes, insulin injections are essential, since these patients would otherwise die. For people with Type II diabetes, oral medications that either stimulate greater insulin production or enhance insulin sensitivity may improve metabolic control. However, as many as 20% of people with newly diagnosed Type II diabetes do not respond to oral therapy. Moreover, patients who do respond to oral therapy become progressively resistant over time, with as many as 10% each year ceasing to derive a therapeutic benefit. Thus, an estimated 40% of people diagnosed with Type II diabetes are using insulin injections to manage their disease. The Company estimates that in the major pharmaceutical markets as many as two million people with Type I diabetes and five million people with Type II diabetes use insulin to help control their blood-glucose concentrations.

    Despite 75 years of efforts to improve insulin therapy, most people with diabetes have great difficulty achieving optimal glucose control with insulin alone. For superior glucose control, each insulin injection must be adjusted to reflect the person's pre-meal blood-glucose concentration and the carbohydrate content of the meal. These adjustments require multiple finger-pricks each day for glucose monitoring. Aggressive efforts to bring blood-glucose concentration down into the normal range using intensive insulin therapy increase the risk of blood-glucose concentration falling too low (a condition called hypoglycemia), which can cause unpleasant and dangerous effects including sweating, disorientation, personality changes, coma, convulsions and even death. To avoid hypoglycemia, many people with diabetes maintain high blood-glucose concentrations but thereby increase their risk of degenerative complications from the disease.

    In June 1993, the National Institutes of Health announced the results of the Diabetes Control and Complications Trial ("DCCT"). This decade-long, prospective study of over 1,400 people with Type I diabetes established the importance of glucose control as a determinant of long-term risk of degenerative complications. The quality of glucose control for each DCCT participant was determined by measuring the proportion of blood-hemoglobin which had chemically combined with blood-glucose to form glycated hemoglobin (HbA1c). This measurement is a recognized indicator of average blood-glucose concentration over the three- to four-month period prior to testing, and lower glycated hemoglobin values are indicative of better glucose control. In this regard, the data from the DCCT showed definitively that the risk of degenerative complications is greatly reduced if blood-glucose concentrations in people with Type I diabetes can be brought closer to the concentrations measured in non-diabetic individuals. However, the intensive insulin therapy used to achieve this benefit had several side effects and disadvantages, including (1) a three-fold increase in severe hypoglycemia compared with the control group, (2) an average weight gain of 10 to 15 pounds per patient, (3) a highly burdensome treatment regimen requiring strict patient compliance, and (4) intensive and costly support from diabetes care-givers. As a result of these side effects and disadvantages, most people using insulin currently are unable to achieve normal blood-glucose concentrations. In view of the health problems and economic costs associated with this failure to achieve optimal glucose control, the Company believes that significant value would result from a new medicine that could safely improve glucose control without imposing unacceptable treatment and cost burdens.

    Although the DCCT study involved people with Type I diabetes only, the Company believes that the conclusions of that study concerning the benefits of glucose control are also applicable to people with Type II diabetes. Additional clinical studies addressing the issue in people with Type II diabetes are underway in the United Kingdom under the sponsorship of various nationally funded academic research institutes and pharmaceutical companies and are expected to be concluded in 1997.

   Amylin: The Partner Hormone in Glucose Control

    In 1987, researchers at the University of Oxford discovered that the pancreatic beta-cells which make insulin also produce a second peptide, amylin. In the nine years since amylin's discovery, extensive research in animals and humans has generated data consistent with the idea that amylin is a partner hormone to insulin:

    - Rises in blood-glucose concentrations after eating stimulate increases in blood concentrations of amylin, so that both amylin and insulin concentrations normally increase after meals.

    - Amylin exerts biological effects on various tissues relevant to glucose metabolism, including the gastrointestinal tract, pancreas and skeletal muscle.

    - In people with diabetes who need insulin therapy, both the endogenous insulin and amylin responses are deficient.

    Amylin has been shown to have at least two effects believed to be important for normal glucose metabolism: it slows glucose inflow into the bloodstream from the gastrointestinal tract, and it suppresses glucagon secretion which favors lowered glucose production by the liver.

    Effect on Glucose Inflow. After a typical meal, over 75 grams of glucose pass from the stomach and gastrointestinal tract, through the bloodstream, and into muscle and liver tissue for storage as glycogen. This amount of glucose is large relative to the five to six grams of glucose typically present at normal concentrations in the blood pool of an average adult. In healthy people, the rate of glucose inflow from the gastrointestinal tract is closely matched with the rate of outflow into the storage tissues, allowing the body to maintain normal blood glucose concentrations. The endocrine regulator of glucose outflow rate is insulin, which is secreted by pancreatic beta-cells in response to rising blood glucose concentrations. The endocrine regulator of glucose inflow rate has, until recently, been unknown.

    Now, preclinical and clinical data support the idea that amylin is a key regulator of glucose inflow rate. In animals and humans, rising amylin blood concentrations slow down the transfer of nutrients from the stomach to the intestines. This transfer is the rate-limiting step in the appearance of nutrient-derived glucose in the bloodstream. Thus, the simultaneous secretion of both insulin and amylin by the pancreatic beta-cells acts to regulate both inflow and outflow, thereby keeping post-meal blood glucose concentrations within a narrow and healthy range.

    Effect on Glucagon Secretion. Between meals, the liver produces glucose which is carried by the bloodstream to the brain and other tissues that do not store glucose. The endocrine regulator of liver glucose production is glucagon, a peptide hormone secreted by pancreatic alpha-cells in response to falling blood glucose concentrations. At mealtime, glucagon secretion must be suppressed to avoid hyperglycemia induced by excess liver glucose production, and a known regulator of glucagon suppression is insulin.

    Now, preclinical and clinical data support the idea that amylin is also an endocrine regulator of glucagon secretion. In animals and humans, increasing amylin blood concentrations slows pancreatic alpha-cell secretion of glucagon, an effect which amplifies the same regulatory effect of insulin. Thus, the simultaneous secretion of both insulin and amylin by the pancreatic beta-cells acts to suppress glucagon which in turn curtails liver glucose production, thereby helping to keep post-meal blood glucose concentrations within a narrow and healthy range.

    Studies have shown that people with Type I diabetes have difficulty avoiding hyperglycemia at mealtime with insulin alone, in part because they have abnormally rapid glucose inflow from the gastrointestinal tract into the bloodstream and abnormally high blood concentrations of glucagon associated with excessive liver glucose production. These findings are consistent with the predicted effects of their amylin deficiency, and they support the clinical hypothesis that amylin replacement therapy could aid in achieving better glucose control.

PRAMLINTIDE: THE DRUG CANDIDATE

    Since 1992, the Company has been conducting clinical studies to determine if replacing the desired actions of amylin - using pramlintide, a chemical analog of human amylin - can safely improve glucose control in people with diabetes. Pramlintide is currently in Phase III clinical trials in North America and Europe

    The Company's pramlintide development program includes 20 completed Phase I and Phase II clinical trials involving more than 1,000 insulin-using people with diabetes. Over 750 people with diabetes have completed two-or four-week dosing periods in double-blind, placebo-controlled Phase II studies. In addition, the Phase II program included several mechanism-of-action studies. Important findings from these clinical investigations include the following:

    - Pramlintide produced statistically significant and clinically relevant reductions in blood-glucose concentrations in seven-out-of-seven Phase II clinical trials assessing glucose control as measured:

      -- After meals in people with Type I and Type II diabetes who use insulin;

      -- Over a 24-hour period in people with Type I diabetes; and

      -- Over a month, by fructosamine, a surrogate marker which reflects average glucose concentrations over the two-to-three weeks prior to testing, in people with Type I and Type II diabetes who use insulin.

    - Glucose lowering was achieved in people with Type I and Type II diabetes who use insulin without an increase in the incidence of hypoglycemia compared with the placebo group.

    - Pramlintide was well tolerated at the anticipated therapeutic doses.

    - There were no safety concerns and no loss of pramlintide's glucose lowering activity when pramlintide was syringe-mixed with regular (short-acting) and/or NPH (intermediate-acting) insulin. In addition, preliminary studies suggest that syringe-mixing pramlintide and NPH insulin may lead to improved glucose control, compared to separate injections.

    - No clinically important safety concerns have arisen to date in Phase II and Phase III trials involving over 2,000 people.

    Key clinical results supporting these findings and the Company's development plans for Phase III trials are discussed below.


   Key Clinical Results

    In a 14-day, double-blind, placebo-controlled Phase II clinical study completed in 1994, subjects with Type I diabetes had a statistically significant reduction in blood-glucose concentrations after a test meal compared to placebo when they self injected pramlintide three times per day in addition to their usual insulin therapy. Results from this study were presented at the June 1994 annual meeting of the American Diabetes Association and were published in April 1996 in Diabetologia.

    In January 1995, AMYLIN disclosed the results of a placebo-controlled, double-blind, clinical pharmacology study in which an intravenous infusion of pramlintide significantly reduced post-meal blood-glucose concentrations in subjects with Type II diabetes who use insulin. This finding was similar to previous observations in comparable studies in people with Type I diabetes. Results from this study were presented at the June 1995 annual meeting of the American Diabetes Association and the September 1995 annual meeting of the European Association for the Study of Diabetes.

    In February 1995, the Company reported the results of another 14-day, double-blind, placebo-controlled Phase II study in subjects with Type I diabetes, which showed that 30-microgram doses of pramlintide self-administered four times per day resulted in a statistically significant reduction in blood-glucose concentrations following a test meal and also significantly reduced the average blood-glucose concentrations over a 24-hour observation period (35 mg/dl, p = 0.003) during which patients ingested their usual meals, compared to placebo. Results from this study were presented at the September 1995 annual meeting of the European Association for the Study of Diabetes.

    In August 1995, the Company reported the results of a 28-day, double-blind, placebo-controlled Phase II trial in subjects with Type I diabetes. This study showed that self-administered, 30-microgram doses of pramlintide four times per day (one before each main meal and a late-night snack) significantly lowered the excessive rise in post-meal blood-glucose concentration, compared to the placebo control group. Using this dosing regimen, the study also confirmed that pramlintide significantly lowered 24-hour average blood-glucose concentrations (31 mg/dl, p = 0.009) and fructosamine (33 micromoles/liter, p = 0.003), compared to placebo. As in previous studies, the 30-microgram dose of pramlintide was well tolerated. The only adverse effects significantly different from those reported by the placebo group were mild gastrointestinal symptoms in a small number of patients, and those were substantially reduced after the first two weeks of treatment. Results from this study were presented at the June 1996 annual meeting of the American Diabetes Association.

    In August 1996, the Company reported the results of a 28-day, double-blind, placebo-controlled Phase II trial in subjects with Type II diabetes who use insulin. In all dose groups, self-administered pramlintide significantly lowered fructosamine as follows: 30 micrograms four times a day (17.5 micromoles/liter, p = 0.029), 60 micrograms four times a day (22.6 micromoles/liter, p = 0.001), and 60 micrograms three times a day (24.1 micromoles/liter, p = 0.003). These results are similar to the positive findings previously reported in patients with Type I diabetes. The reduction in fructosamine in the 60 microgram dose groups represents a 50 - 60% reduction in the excess of fructosamine above the upper limits of the normal range. Therefore, this study demonstrated that three-times-a-day dosing of pramlintide can achieve similar clinical benefits as four-times-a-day dosing in people with Type II diabetes who use insulin. The study also corroborated the excellent short-term safety profile that has been observed to date in other clinical trials of pramlintide. The gastrointestinal symptoms that occurred in a small percentage of people with the initiation of therapy were generally mild in nature and decreased during the first two weeks of therapy.

    In January 1997, the Company reported the results of two Phase II clinical trials in subjects with Type I diabetes who use insulin. The results of the trials support the ability to mix pramlintide with any of the four most common forms of short and intermediate- acting insulins produced by Eli Lilly & Co. and Novo Nordisk A/S. Based on the study results, pramlintide was syringe-mixed with regular (short-acting) and/or NPH (intermediate acting) insulin. In addition, these preliminary studies suggest that syringe-mixing pramlintide and NPH insulin may lead to improved glucose control. One study evaluated 30 patients using Eli Lilly insulins; the other study evaluated 28 patients using Novo Nordisk insulins. All patients who injected a syringe mixture of pramlintide, NPH insulin, and regular insulin before breakfast experienced a reduction in average blood glucose concentrations over a ten-hour period, compared to separate injections of each given before breakfast. No clinically relevant differences were noted between Novo Nordisk and Eli Lilly insulins.

    The Company has reviewed its clinical data and planned clinical trial protocols with its collaborators at Johnson & Johnson, outside clinical consultants, various regulatory authorities, and European regulatory consultants. As a result of these reviews, the Company initiated a series of Phase III trials as described below.

   Phase III Clinical Trials

    In July 1995, AMYLIN began its PARADIGM (Pramlintide for Amylin Replacement:
Adjunct for Diabetes in Glycemic Management) trials, a Phase III program involving a series of six pivotal studies designed to assess the long-term safety and efficacy of pramlintide. The PARADIGM studies will involve approximately 2,600 people at more than 200 centers in North America and Europe and are planned to be completed in 1998.

    The primary endpoint of the Phase III studies is a reduction in HbA1c, a measurement that is well accepted by regulatory authorities and the medical community as the key indicator of long-term average blood-glucose concentrations and a predictor of long-term degenerative complications. HbA1c is also the primary endpoint for marketing approval of other diabetes drugs which are designed to lower blood-glucose. Also, changes in fructosamine have been shown to mirror subsequent changes in HbA1c when the improvement in glucose control is maintained over time. Consequently, if the ability of pramlintide to lower 24-hour of average blood-glucose and fructosamine seen during Phase II studies translates to long-term efficacy as evidenced by a safe, clinically relevant, and statistically significant reduction in HbA1c in Phase III trials, the Company believes pramlintide should be approvable as a drug to improve glucose control in people with diabetes who use insulin therapy.

    In July 1995, the Company initiated a Phase III efficacy study in people with Type II diabetes who use insulin, involving one-year dosing, to test whether 30-, 75- and 150-microgram doses of pramlintide self-administered three times daily can safely improve glucose control.

    In August 1995, the Company initiated a separate Phase III study in people with Type I diabetes involving one-year dosing. Dosing initially employed a 30-microgram, four-times-per-day dosing regimen. After three months of dosing, subjects receiving pramlintide who did not achieve a reduction in HbA1c of 1% or more were re-randomized into one of two treatment arms receiving either 30-microgram or 60-microgram doses four times per day.

    Enrollment in both Phase III studies was completed in June 1996. The different dose-frequency regimens in studies of Type I and Type II diabetes were designed to facilitate integration with different insulin regimens.

    In August 1996, AMYLIN and Johnson & Johnson completed an administrative interim review of data from these two, one-year Phase III trials. The review included an analysis of HbA1c reductions after three months of dosing in patients receiving pramlintide or placebo in the various arms and the safety data set which had accrued to date. The administrative interim review, which was planned and discussed with the FDA in advance of the initiation of the studies, did not allow any protocol changes and will not result in any statistical penalties at the end of the studies. Based on the administrative interim review, Johnson & Johnson decided to continue its collaboration with the Company. In compliance with FDA guidelines, the data that were the subject of the administrative interim review may not be disclosed. There can be no assurance that such data will ultimately support the marketing approval of pramlintide as a drug for the treatment of diabetes.

    In addition to the ongoing one-year Phase III studies, AMYLIN also initiated four additional Phase III studies during the fourth quarter of 1996, two each in people with Type I and Type II diabetes who use insulin. The studies in people with Type I diabetes are employing dosing regimens involving two-, three-, and four-times-a-day administration, while the studies in people with Type II diabetes are employing dosing regimens involving two-and three-times-a-day administration. The Company is also conducting open label safety studies, label claims studies, mechanism-of-action studies and drug interaction studies.

    The design, planning and execution of clinical trials for drug candidates aimed at chronic therapy of important diseases require expertise in many areas. Consequently, the Company has recruited management and technical personnel experienced in the fields of medical affairs, product development, clinical development, marketing, quality assurance and regulatory affairs. The Company also relies upon additional guidance from its Clinical Advisory Board, which is comprised of leading American and European experts in the treatment of diabetes, and its collaborators at Johnson & Johnson. An outside Data Monitoring Board is reviewing safety data in ongoing double-blind Phase III trials.


OTHER RESEARCH AND DEVELOPMENT ACTIVITIES

   Additional Pramlintide Development Activities

    A continuing priority of the Company is to expand the potential use of pramlintide by improving the convenience of drug administration. AMYLIN plans to launch pramlintide in pre-filled cartridges for use in specially designed pen injectors. As part of its Phase III trials, AMYLIN is conducting studies to confirm that the most popular formulations of insulin can be mixed with pramlintide in the same syringe just prior to injection. The Company is also researching the possibility of dual cartridge injector pens (for injecting insulin and pramlintide simultaneously) and non-needle routes of administration, including buccal (in lozenge form), pulmonary (for inhalation), transdermal (by patch), nasal (for inhalation) and jet injector (for injection without needles).

    Company scientists and physicians will also be researching additional clinical indications for pramlintide. For instance, preliminary Phase II results suggest that some people with Type II diabetes, who are unresponsive to oral hypoglycemic agents but who are not yet using insulin, might benefit from pramlintide's actions. The Company plans to conduct further Phase II studies in this patient population in 1997. Also, amylin's reported actions on bone metabolism and on inducing satiety could have therapeutic benefit for patients with diabetes and/or other metabolic diseases. In addition, the Company is conducting research to identify orally-active chemical analogs of amylin.

   Non-Amylin Metabolic Targets

    In order to develop and commercialize pramlintide, AMYLIN has created an integrated research and development team for discovering and developing medicines focused on the control of glucose and lipid metabolism. AMYLIN is leveraging these capabilities and is broadening its research base beyond the study of amylin to include research of new drug targets for treating metabolic disorders, including diabetes, obesity, and dyslipidemia (a condition characterized by unhealthy levels of cholesterol and triglycerides). The Company's experience and expertise gained in exploring the biology and chemistry of amylin and several amylin-related compounds in clinical testing is directly applicable in these efforts.

    In addition to its internal discovery efforts, the Company is also in discussions with other third parties to collaborate on new technologies and/or in-license other metabolic compounds. To this end, in October 1996, the Company acquired exclusive rights to certain patents and patent applications relating to exendin, a newly discovered compound derived from the venom of the Gila monster lizard, and glucagon-like peptide (GLP-1). The Company plans to evaluate both of these compounds as potential drugs for treating diabetes. In particular, these compounds have been shown in preclinical studies to have effects known to be important for improving glucose control, including stimulation of secretion of insulin and modulation of gastric emptying to slow the entry into the bloodstream of glucose from ingested carbohydrates. Presumably as a result of these actions, exendin and GLP-1 have exhibited glucose-lowering effects in an animal model of diabetes. In addition, GLP-1 has been shown to suppress glucagon secretion in animal studies. Because increases in blood glucose following meals are a major cause of excessive blood glucose concentrations in people with diabetes, the actions of exendin and GLP-1 observed in animals to suppress meal-induced increases of blood glucose, coupled with their effects on insulin, provide a further rationale for evaluating their use as medicines for treating certain people with either Type I or II diabetes. AMYLIN's research team will assess exendin, GLP-1 and their analogs in the treatment of diabetes, and appropriately qualified product candidates will be evaluated further in clinical trials. Assuming satisfactory progress in preclinical studies, the Company is aiming to file an Investigational New Drug application ("IND") for exendin, GLP-1 or an analog during 1998.

STRATEGIC ALLIANCES

    AMYLIN's commercial strategy is to develop products both independently and in collaboration with established pharmaceutical and biotechnology companies. Where appropriate, the Company seeks to complement its internal efforts with collaborative arrangements. These collaborative partners may provide financial resources, research and manufacturing capabilities, and marketing infrastructure to aid in the commercialization of AMYLIN's potential drug discoveries. The Company evaluates, on an ongoing basis, potential collaborative relationships with established pharmaceutical and biotechnology companies.

JOHNSON & JOHNSON

    In June 1995, AMYLIN and Johnson & Johnson entered into a worldwide Collaboration Agreement (the "Collaboration Agreement") to develop and commercialize pramlintide. As of December 31, 1996, Johnson & Johnson has made payments to AMYLIN totaling approximately $91 million. These payments primarily include payment of one half of the pramlintide development costs, the purchase of $30 million of AMYLIN Common Stock, milestone and option fee payments and a license fee.

    Under the collaboration agreement with Johnson & Johnson, AMYLIN is the lead party in developing and registering pramlintide and Johnson & Johnson is the lead party in commercializing and marketing pramlintide. Both parties share equally in the development and commercialization costs incurred for pramlintide as well as sharing equally in any profits or losses recognized after commercial launch. In addition, Johnson & Johnson has committed to provide AMYLIN with significant, additional financial support in the form of funding for certain development and commercialization costs, milestone payments and equity investments, subject to the terms of its agreement with the Company. The Collaboration Agreement is part of an overall strategy of Johnson & Johnson to establish a comprehensive disease management approach to diabetes. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Loan and Security Agreement (the "Loan Agreement") with Johnson & Johnson.

    In August, 1996, the Company achieved the first milestone in the pramlintide collaboration when, based upon an administrative review of three-month data from the first two, one-year Phase III clinical trials, Johnson & Johnson decided to continue the collaboration. As a result, Johnson & Johnson made additional payments associated with the milestone to AMYLIN totaling $22.0 million, in addition to providing significant ongoing development support. The additional payments associated with the milestone included $7.0 million in milestone and option fee payments paid in the third quarter of 1996 and the purchase of $15.0 million of AMYLIN Common Stock in the fourth quarter of 1996. In compliance with Food and Drug Administration guidelines, the data that was the subject of the administrative interim review may not be disclosed.

     In March 1997, Johnson & Johnson exercised an option to broaden the scope of their existing collaboration on pramlintide and paid the Company $6 million to obtain additional rights for all amylin agonists for treatment or prevention of fuel metabolism disorders, including diabetes. AMYLIN will lead the research and development while Johnson & Johnson will lead commercialization of any future product candidates.

     In addition to the above mentioned milestone-related payments and investment, Johnson & Johnson's financial commitment to AMYLIN now includes the funding of 50% of development costs and 100% of pre-launch marketing costs (AMYLIN's one-half share to be repaid over time from future profits), as well as milestone payments, license fees, equity investments, and a development loan facility for use in certain circumstances. The Company will apply all of the license fees, any cash milestone payments, 50% of the proceeds from Johnson & Johnson's equity investments and proceeds from draw downs under the development loan facility towards its share of pramlintide development expenses.

     In accordance with the terms of the Stock Purchase Agreement, Johnson & Johnson purchased an aggregate of 3,455,407 shares of the Company's Common Stock during 1995 and 1996 providing the Company with net proceeds of approximately $30.0 million. Johnson and Johnson's Common Stock ownership represents approximately 10.8% of the Company's Common Shares outstanding at December 31, 1996. Pursuant to the Stock Purchase Agreement, the Company also has the right to sell additional shares of its Common Stock to Johnson & Johnson resulting in net proceeds of up to $15.0 million dependent on the achievement of an additional milestone. As part of the Stock Purchase Agreement, the Company agreed to use at least fifty percent of the proceeds from the sale of common stock to Johnson & Johnson to fund AMYLIN's share of development expenses under the Collaboration Agreement.

     In accordance with the terms of the Loan Agreement, Johnson & Johnson has agreed to provide to the Company a development loan facility (the "Development Loan Facility") for use in certain circumstances to cover the Company's share of development expenses related to the Collaboration Agreement. The aggregate amount of the Development Loan Facility was $53.7 million as of December 31, 1996 and is subject to adjustment for certain events, e.g. increased by 50% of any increases in the pramlintide development budget as of December 31, 1996 and decreased by 50% of the Company's net proceeds received from future equity and debt offerings to investors other than Johnson & Johnson or other corporate partners. The Company is required to issue a warrant to Johnson & Johnson to purchase 50,000 shares of the Company's common stock at an exercise price of $12.00 per share for every $1 million of proceeds borrowed by the Company under the Development Loan Facility. Under the terms of the Loan Agreement, the Company is eligible in certain circumstances to make quarterly draw downs on the then available Development Loan Facility based on pramlintide development expenses during specified periods. The projected aggregate amount available to be borrowed by the Company under the Development Loan Facility during 1997 is $38.9 million, which is subject to adjustment based on changes to the pramlintide development budget and on certain corporate financing activities.

     The Company is dependent on the future payments from Johnson & Johnson to continue the development and commercialization of pramlintide. Johnson & Johnson may terminate the Collaboration Agreement subject to a notice period of six months. Johnson & Johnson's financial and other obligations under the Collaboration Agreement would continue during any such termination notice period. In addition, Johnson & Johnson has the right to terminate the Collaboration Agreement at any time based on material safety or tolerability issues. Without Johnson & Johnson's continued collaborative support, the Company might not be able to continue the pramlintide development program, and the Company's financial condition would be materially adversely affected.

PATENTS, PROPRIETARY RIGHTS, AND LICENSES

    The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. AMYLIN also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to enforce its issued patents and its rights to proprietary information and technology. The Company reviews third-party patents and patent applications in its fields of endeavor, both to shape its own patent strategy and to identify useful licensing opportunities.

    At December 31, 1996, the Company held rights to 23 issued U.S. patents. Of these issued patents, 18 are owned by AMYLIN and five are licensed exclusively to AMYLIN. In addition, AMYLIN owns or has exclusive rights to 27 patent applications pending with the U.S. PTO. The Company has 11 pending and five issued U.S. patents relevant to the development and commercialization of pramlintide. AMYLIN also has filed foreign counterparts of certain of these issued patents and applications in many countries. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. All commercial rights to these patents and patent applications are held by the Company or, in some cases, jointly with Johnson & Johnson. There can be no assurance that patents will issue from any of the still-pending applications.

MANUFACTURING

    The Company has internally developed and also has contracted for the development of processes for manufacturing pramlintide bulk drug and dosage form. Progress has been made in improving the purity of active drug substance, in scaling up drug synthesis and dosage form manufacturing processes, and in developing new approaches for drug synthesis. The Company plans to launch pramlintide based upon solid phase synthesis of the bulk substance.

    The Company currently has no facilities to manufacture clinical trial or commercial supplies of pramlintide and currently relies on third parties to do so. The Company has selected manufacturers which it believes comply with GMP and other regulatory standards. Under the terms of the agreement with Johnson & Johnson, AMYLIN is responsible for arranging for the manufacture of pramlintide during the development phase, while Johnson & Johnson is responsible for manufacturing during the commercialization phase. The Company currently uses three external suppliers for synthetic chemical manufacture of pramlintide bulk drug and two suppliers and Johnson & Johnson for fill-finish activities. The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with GMP and other applicable domestic and foreign regulations. However, the Company is dependent upon third party manufacturers to comply reliably with such procedures and regulations. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity or timeliness.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of pramlintide and in the Company's ongoing research and development activities. All of the Company's therapeutic products, including pramlintide, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal, and in some cases state, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals and the subsequent compliance with applicable federal and state statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product revenue, royalty revenue or profit sharing payments.

    The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND application, which must be reviewed by the FDA before proposed clinical trials can begin. Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multicenter, adequate and well-controlled, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of pramlintide, the results of the preclinical testing and clinical trials are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application ("NDA") for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, or at all.

    Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform with GMP guidelines. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance. See "-- Manufacturing."

    The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation which might result from any legislation or administrative action cannot be accurately predicted.

    Clinical testing, manufacture and sale of the Company's products outside of the United States will be subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States.

COMPETITION

    Although competitive activity in the diabetes market is intense, the Company believes that pramlintide, if approved, will have advantages over alternative approaches to improving glucose control for many people with diabetes. Pramlintide is aimed at restoring the actions of a human hormone that is missing or deficient in people with diabetes who use insulin, and hormone replacement therapy is a well established treatment concept. Subcutaneous injections of pramlintide are relatively straightforward for patients who are already self-injecting insulin. Moreover, assuming clinical utility is established, alternative delivery routes and mechanisms may be feasible based on the current dosing requirements and chemical characteristics of pramlintide. Based upon published reports of alternative approaches to improving glucose control, the Company believes that pramlintide could provide an attractive combination of safety and efficacy and could become an important part of the drug armamentarium directed at diabetes. Since diabetes is a heterogeneous disease with many degenerative complications, it is likely that multiple pharmaceutical strategies will be useful in arresting its relentless progression.

    Nevertheless, pramlintide may compete with several established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals which target the same diseases to which pramlintide is targeted, and several product candidates are in Phase III clinical trials or in registration. These companies may develop and introduce products competitive with or superior to pramlintide. Such competitive or potentially competitive products may include troglitazone, and if indications for pramlintide's use are expanded to people with diabetes who do not use insulin, may also include metformin, acarbose, bromocriptine and other oral hypoglycemic agents such as sulfonylureas.

    The Company's competition will be determined in part by the indications for which the Company's products are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which AMYLIN and Johnson & Johnson or future corporate partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price and patent position.

EMPLOYEES

    As of December 31, 1996, AMYLIN had 214 full-time equivalent employees, of whom 40 hold Ph.D. or Sc.D. degrees and nine hold M.D. degrees (five of whom also hold Ph.D.s). A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. AMYLIN believes that it has been highly successful in attracting skilled and experienced scientific personnel. None of the Company's employees is covered by collective bargaining agreements and management considers relations with its employees to be good.

CLINICAL, SCIENTIFIC AND BUSINESS ADVISORS

AMYLIN works with a network of scientific and business experts who serve as advisors to the Company. Each advisor has entered into a consulting agreement with the Company. All of the advisors are employed by employers other than the Company and have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The advisors have agreed, however, not to provide any services to any other entities that might conflict with the services that they provide the Company.

CLINICAL ADVISORY BOARD

      Charles M. Clark, Jr.,          Professor of Medicine and Pharmacology,
      M.D.                            Indiana University School of Medicine;
                                      Co-Director of Regenstrief Institute;
                                      Past President of American Diabetes Association

      Daniel W. Foster, M.D.          Donald W. Seldin Distinguished Chair in Internal Medicine,
                                      Professor and Chairman, Department of Internal Medicine,
                                      University of Texas, Southwestern Medical Center

      Harry Keen, M.D.,               Emeritus Professor of Human Metabolism and Diabetes,
      F.R.C.P.                        Guys and St. Thomas Hospitals, London;
                                      Honorary President of International Diabetes Foundation

      Pierre Lefebvre, M.D.,          Head of Diabetes, Nutrition and Metabolic Disorders Division,
      Ph.D.                           University of Liege Hospital, Belgium;
                                      Past President of European Association for the Study of Diabetes

      Gerard Slama                    Chef de Service, Service de Diabetologie,
                                      Hopital Hotel-Dieu de Paris

      Fred W. Whitehouse, M.D.        Division Head, Endocrinology and Metabolism,
                                      Henry Ford Hospital;
                                      Past President of American Diabetes Association

SCIENTIFIC ADVISORY BOARD

      Timothy J. Rink, M.D.,          Chairman, Scientific Advisory Board; Chairman and Chief Executive
      Sc.D.                           Officer, Aurora Biosciences Corporation

      Sydney Brenner, C.H.,           Director of Molecular Genetics Unit, Medical Research Council,
      M.D., D. Phil, F.R.C.P.         University of Cambridge; Fellow, Royal Society; Foreign Associate,
                                      National Academy of Sciences

      C. Nicholas Hales, M.D.         Professor of Clinical Biochemistry, University of Cambridge
      Ph.D., F.R.C.P.

      Michael R. Hanley,              Professor of Biological Chemistry, University of California, Davis
      Ph.D.

      Walter M. Lovenberg,            President, Lovenberg Associates, Inc., Past Executive Vice President
      Ph.D.                           for R&D Strategy, Marion Merrell Dow, Inc.

      Iain C. Macintyre, M.D.,        Associate Director, The William Harvey Institute, St. Bartholomew's
      Ph.D.                           Hospital Medical College

      John Dennis McGarry,            Professor of Internal Medicine and Biochemistry, University of
      Ph.D.                           Texas, Southwestern Medical Center

      Sir Philip Randle,  M.D.,       Professor Emeritus of Clinical Biochemistry, University of Oxford;
      Ph.D., F.R.C.P.                 Fellow, Royal Society


BUSINESS ADVISORS

      Thomas D. Kiley, LLM            Past Vice President and General Counsel, Genentech, Inc.

      Donald H. Rumsfeld              Retired Chairman and Chief Executive Officer, General Instrument
                                      Corporation

      Charles G. Smith, Ph.D.         Past Vice President of Research and Development, E.R. Squibb &
                                      Sons; Past Vice President of Research and Development, Revlon
                                      Health Care Group

                                  RISK FACTORS

         In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein.

         Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business above and in "Risk Factors" below, as well as those discussed in any documents incorporated herein by reference.

    Technological Uncertainty; Reliance on Single Drug Candidate in Clinical Development. All of the Company's products are in research or development, and no revenues have been generated from product sales. To date, the Company's resources have been dedicated primarily to the research and development of potential pharmaceutical products relating to the amylin hormone to treat metabolic disorders. The physiology of fuel metabolism is highly complex, and the causes of metabolic disorders, such as diabetes, are not fully known. Although preclinical and Phase II clinical data support the Company's belief that amylin plays an important role in the regulation of metabolism, there can be no assurance that the Company's theories are correct or that its product candidates will be effective in the treatment of metabolic disorders. While the Company has conducted Phase II dose ranging and preliminary efficacy studies of pramlintide up to one month in duration, results obtained in preclinical and early clinical studies are not necessarily indicative of results that will be obtained during Phase III clinical testing.

    Pramlintide is the only product candidate that the Company currently has in human clinical studies. The Company's research and development programs other than pramlintide are at an early stage. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. There can be no assurance that the Company's research will lead to the discovery of any additional product candidates or that pramlintide or any such potential products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be produced in commercial quantities at acceptable costs or be marketed successfully. If pramlintide does not successfully complete clinical testing and meet applicable regulatory requirements or is not successfully marketed, the Company may not have the financial resources to continue research and development of other product candidates. See "Business -- Pramlintide: The Drug Candidate" and "-- Other Research and Development Activities."

    Reliance on Johnson & Johnson. The Company is dependent on future payments from Johnson & Johnson to continue the development and commercialization of pramlintide. The Company will apply all of the license fees and cash milestone payments and at least 50% of the proceeds from Johnson & Johnson's equity investments towards the Company's share of pramlintide development expenses. Under the collaboration agreement between Johnson & Johnson and the Company, Johnson & Johnson has primary responsibility for commercializing pramlintide. There can be no assurance that Johnson & Johnson will be able to establish effective sales and distribution capabilities or be successful in gaining market acceptance for pramlintide or that Johnson & Johnson will devote sufficient resources to the commercialization of pramlintide. If Johnson & Johnson desires to discontinue the collaboration, it can terminate the collaboration agreement with the Company, subject to notice of six months. Johnson & Johnson's financial and other obligations would continue during the six-month period following the receipt of any such termination notice. In addition, Johnson & Johnson has the right to terminate the collaboration agreement at any time based on material safety or tolerability issues. If Johnson & Johnson were to discontinue its financial support, the Company might not be able to continue the pramlintide development program, and the Company's financial condition would be materially adversely affected. If adequate funds were not available from other sources, the Company would be required to implement a restructuring plan and to delay, scale-back or eliminate one or more of its research or development programs. See "Business - Strategic Alliances-- Johnson & Johnson Collaboration."

    Uncertainty Associated with Clinical Trials; Government Regulation. Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the United States Food and Drug Administration ("FDA") and equivalent foreign authorities. Subject to compliance with applicable regulations, the Company plans to undertake extensive clinical testing to demonstrate optimal dose, safety and efficacy for its product candidates. The Company has initiated adequate and well controlled Phase III efficacy studies on the Company's first product candidate, pramlintide. In the Phase III studies, the Company is testing whether treatment with pramlintide along with insulin can lower glycated hemoglobin (HbA1c), a widely accepted, chemically measured index of glucose control that is indicative of the risk of degenerative complications. HbA1c reflects average blood-glucose concentrations over the previous three-to four-month period and is a primary endpoint in the Company's Phase III studies. Although medical studies show a correlation between reductions in 24-hour average glucose concentrations, reductions in fructosamine, and lowering HbA1c there can be no assurance that Phase II clinical results with pramlintide showing reductions in 24-hour average glucose and fructosamine concentrations will translate into sustainable improvements in HbA1c levels in the Phase III efficacy studies. Further testing of pramlintide and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or applicable regulatory authorities may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or such regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. In August 1996, AMYLIN and Johnson & Johnson conducted an administrative interim review of three-month data from AMYLIN's first two, one-year Phase III clinical trials. Based on the administrative interim review, Johnson & Johnson decided to continue its collaboration with the Company. In compliance with FDA guidelines, the data that was the subject of the administrative interim review may not be disclosed. There can be no assurance that such data will ultimately support the marketing approval of pramlintide as a drug for the treatment of diabetes. Products, if any, resulting from AMYLIN's research and development programs are not expected to be commercially available for a number of years.

    The time required for completing such clinical testing and obtaining such regulatory approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon FDA regulatory review of each submitted New Drug Application ("NDA") and changes in FDA policies during the period of product development. Similar delays may also be encountered in other countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Moreover, prior to receiving regulatory approval to market its products, the Company may have to demonstrate that its products represent improved forms of treatment over existing therapies. If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturers and its manufacturing facilities are subject to continual review and periodic inspections and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. See "Business -- Pramlintide: The Drug Candidate" and "-- Government Regulation."

    History of Operating Losses. The Company has experienced significant operating losses since its inception in 1987. As of December 31, 1996, the Company had an accumulated deficit of approximately $155.1 million. The Company expects to incur significant additional operating losses over the next several years. Substantially all of the Company's revenues to date have been derived from development funding, license fees and milestone payments under collaborative agreements and from interest income. To date, the Company has not received any revenues from product sales. To achieve profitable operations, the Company, alone or with others such as Johnson & Johnson, must successfully develop, manufacture, obtain required regulatory approvals and market its products.

    Future Capital Needs; Uncertainty of Additional Funding. The Company's future capital requirements will depend on many factors, including continuation of the collaboration with Johnson & Johnson, scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, competing technological and market developments, changes in collaborative relationships, the ability of the Company to establish research, development and commercialization arrangements pertaining to its non-pramlintide related programs, and the costs of manufacturing scale-up. AMYLIN anticipates that its existing available cash, interest income from cash investments, and future payments by and loan facilities from Johnson & Johnson will be adequate to satisfy the Company's capital requirements through 1998. Although Johnson & Johnson's various payments to AMYLIN should be sufficient to fund a substantial portion of the Company's 50% share of pramlintide development, the Company may elect to raise additional funds to pay for its share of such development and for other corporate purposes. There can be no assurance that additional financing will be available on acceptable terms or at all.

    Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its products and technologies both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. As of December 31, 1996, the Company held rights to 23 issued U.S. patents. Of these issued patents, 18 are owned by AMYLIN and five are licensed exclusively to AMYLIN. In addition, AMYLIN owns or has exclusive rights to 27 patent applications pending with the U.S. Patent and Trademark Office (the "U.S. PTO"). The Company intends to file additional applications as appropriate for patents covering both its products and processes. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. The Company has filed foreign counterparts of certain of its issued and pending applications in many countries. There can be no assurance that patents will issue from any of these applications or, if patents do issue, that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

    Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In the event that a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third-party patents. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

    The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that it is entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgement that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions are underway with the University, the Company expects that the lawsuit will become active in the near future if agreement is not reached. The Company believes the University's assertions are without merit and intends to defend vigorously against any claims that may be brought by the University against the Company related to the foregoing.

    If patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

    In order to protect its proprietary technology and processes, AMYLIN also relies in part on confidentiality agreements with its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Business --"Patents, Proprietary Rights, and Licenses."

    Competition; Technological Change. Other products are currently in development or exist in the market that may compete directly with the products that the Company is seeking to develop and market. Various products are available to treat Type II diabetes, including sulfonylureas, metformin, acarbose, troglitazone and other compounds. In addition, several companies are researching various approaches to improve treatments for Type I and Type II diabetes. There can be no assurance that the Company's products, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over such other products or that the Company's products will offer an economically feasible alternative to such existing products.

    The Company is engaged in a rapidly developing field. A number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that AMYLIN is targeting. These companies include biotechnology and pharmaceutical companies. It is expected that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. There can be no assurance that other products and therapies will not be developed that will either render the Company's proposed products obsolete or that will have advantages that will significantly outweigh the advantages of the products and therapies that the Company is seeking to develop.

    Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it may also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. See "Business -- Competition."

    Reliance on Third-Party Manufacturers; Manufacture of Pramlintide in Commercial Quantities. The manufacturing of sufficient quantities of new drugs is a time consuming and complex process. The Company currently has no facilities for the manufacture of clinical trial or commercial supplies of pramlintide. The Company currently relies on third parties to manufacture pramlintide for preclinical testing and clinical trials. Pramlintide has not yet been manufactured on a commercial scale. Under the terms of the collaboration agreement with Johnson & Johnson, the Company is responsible for arranging for the manufacture of pramlintide during the development phase, while Johnson & Johnson is responsible for manufacturing during the commercialization phase. All manufacturing facilities must comply with applicable regulations of the FDA. No assurance can be given that the Company, together with Johnson & Johnson, will be able to make the transition to commercial production. The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with current good manufacturing practices ("GMP") and other applicable domestic and foreign regulations. However, the Company is dependent upon contract manufacturers and Johnson & Johnson to comply reliably with such procedures and regulations. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity or timeliness. See "Business -- Manufacturing."

    Attraction and Retention of Key Employees and Consultants. The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of research and development objectives. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. Although the Company believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies, universities and other research institutions for experienced scientists and management personnel. The Company does not maintain "key person" insurance on any of its employees. In addition, the Company relies on consultants and advisors, including its scientific and clinical advisors, to assist the Company in formulating its research and development strategy. All of the Company's consultants and advisors are employed by employers other than the Company and have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

    Absence of Sales and Marketing Organization. The Company has limited experience in market development and no experience in sales, marketing or distribution. To market any of its products directly, the Company must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability. To this end, the Company has entered into a collaboration agreement with Johnson & Johnson which provides that Johnson & Johnson will have primary responsibility for commercialization of pramlintide. There can be no assurance that Johnson & Johnson or the Company will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products.

    Uncertainty of Pharmaceutical Pricing and Reimbursement; Health Care Reform. AMYLIN's ability to commercialize its products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company and Johnson & Johnson succeed in bringing pramlintide to the market, there can be no assurance that it will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company and Johnson & Johnson to sell pramlintide on a competitive basis. This could have a material adverse effect on the Company's business.

    Product Liability and Insurance. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Although the Company currently has product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

    Hazardous Materials. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, others may seek to hold the Company liable for any damages that result and any such liability could exceed the resources of the Company.

    Volatility of Stock Price. The market prices for securities of biopharmaceutical and biotechnology companies, including AMYLIN, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors such as fluctuation in the Company's operating results, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, clinical trial results, governmental policy or regulation, developments in patent or other proprietary rights, developments in the Company's relationships with Johnson & Johnson or future collaborative partners, public concern as to the safety of drugs developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock.


ITEM 2. PROPERTIES

              AMYLIN' administrative offices and research laboratories are located in San Diego and Oxford, U.K. The Company occupies a 45,300 square foot headquarters facility in San Diego under a lease which expires in 2004; the Company has two options to renew the lease. Each option is for an additional five-year period. The facility contains office space and a laboratory designed specifically for metabolic research. The Company has also sub-leased an additional 14,000 square feet of office and laboratory space in the same vicinity as the Company's headquarters. The sub-lease expires in June 1998. In addition, the Company leases a 35,500 square foot facility in San Diego where its product development operations are located under a lease which expires in June 2000. AMYLIN EUROPE LIMITED, a wholly owned subsidiary, occupies approximately 4,400 square feet of office space in Oxford, U.K.

ITEM 3. LEGAL PROCEEDINGS

    The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that it is entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgement that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions are underway with the University, the Company expects that the lawsuit will become active in the near future if agreement is not reached. The Company believes the University's assertions are without merit and intends to defend vigorously against any claims that may be brought by the University against the Company related to the foregoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

              The information required by this item is incorporated by reference to page 32 of Registrant's annual report to security holders to be furnished to the Commission pursuant to Rule 14a-3(b) in connection with the 1997 Annual Meeting which is attached hereto as Exhibit 13.1 (the "Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 15 of the Consolidated Financial Statements supplement to the Annual Report attached hereto as Exhibit 13.1 (the "Annual Report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 16 through 19 of the Consolidated Financial Statement supplement to the Annual Report attached hereto as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the related report of independent auditors are incorporated herein by reference to pages 20 through 31 of the Annual Report attached hereto as Exhibit 13.1:

              Report of Ernst & Young LLP, Independent Auditors

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Consolidated Statement of Stockholders' Equity

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           List of documents filed as part of this report:

              (1) Reference is made to the Index to Consolidated Financial
                  Statements under Item 8 in Part II hereof, where these documents are listed.

              (2) Financial Statement Schedules:

                  All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in the Annual Report attached hereto as Exhibit 13.1.

              (3) Exhibits - See (c) below.

(b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

(c)      Exhibits

EXHIBIT          EXHIBIT
FOOTNOTE         NUMBER            DESCRIPTION
--------------------------------------------------------------------------------
  (1)             3.1              Amended and Restated Certificate of
                                   Incorporation of the Registrant.

  (1)             3.2              Amended and Restated Bylaws of the
                                   Registrant.

                  4.1              Reference is made to Exhibits 3.1 and 3.2.

  (1)             10.1             Form of Indemnity Agreement entered into
                                   between the Registrant and its directors and
                                   officers.

  (8)             10.2             Registrant's 1991 Stock Option Plan, as
                                   amended (the "Option Plan").

  (8)             10.3             Form of Incentive Stock Option Agreement
                                   under the Option Plan with related schedule.

  (1)             10.4             Form of Supplemental Stock Option Agreement
                                   under the Option Plan.

  (1)             10.5             Form of Supplemental Stock Option Agreement
                                   not granted under the Option Plan with
                                   related schedule.

  (1)             10.6             Registrant's Employee Stock Purchase Plan and
                                   related offering document.

  (1)             10.7             Stock Purchase Agreement, dated as of October
                                   28, 1991, between the Registrant and the
                                   parties named therein, as amended.

  (1)(2)          10.8             License Agreement, dated as of November 22,
                                   1991, among the Registrant, the Regents of
                                   the University of Minnesota, and Per
                                   Westermark.

  (1)             10.9             Lease, dated as of January 2, 1989, between
                                   the Registrant and Nippon Landic (USA), Inc.,
                                   the assignee of NEXUS/GADCO-UTC, as amended.

  (3)             10.10            Lease Agreement, dated as of January 22,
                                   1993, between the Registrant and Loma
                                   Palisades, Ltd., a California Limited
                                   Partnership, and related Sublease Agreements,
                                   each dated January 21, 1993 between the
                                   Registrant and Lam Research Corporation.

  (3)             10.11            Master Equipment Lease Agreement Number
                                   10453, Equipment Financing Agreement Number
                                   10753, Negative Covenant Pledge Agreements
                                   and Collateral Security Agreement, each dated
                                   as of March 19, 1993, between the Registrant
                                   and Lease Management Services, Inc.

  (8)             10.12            Registrant's Non-Employee Directors Stock
                                   Option Plan (the "Directors' Plan").

  (4)             10.13            Form of Nonstatutory Stock Option Agreement
                                   under the Directors' Plan

  (5)             10.14            Sublease Agreement, dated September 1, 1994,
                                   between the Registrant and ORINCON
                                   Corporation.

  (5)             10.15            Loan Agreement, dated July 5, 1994, and
                                   related Note and Credit Terms and Conditions
                                   Agreement between the Registrant and Imperial
                                   Bank.

  (5)             10.16            Phantom Stock Unit Agreement, dated January
                                   4, 1995, between the Registrant and Farview
                                   Management Co., L.P.

  (6)(7)          10.17            Collaboration Agreement, dated June 20, 1995
                                   between the Registrant and LifeScan, Inc.

  (6)(7)          10.18            Stock Purchase Agreement, dated June 20, 1995
                                   between the Registrant and Johnson & Johnson
                                   Development Corporation.

  (6)(7)          10.19            Loan and Security Agreement, dated June 20,
                                   1995 between the Registrant and Johnson &
                                   Johnson.

  (6)(7)          10.20            Agreement to Discontinue Collaboration, dated
                                   June 20, 1995 between the Registrant and
                                   Glaxo Wellcome, Inc.

  (8)             10.21            Consulting Agreement, dated June 15, 1995,
                                   between the Registrant and Joseph C. Cook,
                                   Jr., as amended on March 25, 1996, and
                                   related Nonstatutory Stock Option grant dated
                                   June 15, 1995.

  (8)             10.22            Addendums No. 10453 and 10753 to Master Lease
                                   Agreement dated January 19, 1996 between the
                                   Registrant and Lease Management Services with
                                   Related Negative Covenant Pledge Agreement
                                   and Collateral Security Agreement.

  (9)             10.23            Employment agreement dated July 11, 1996,
                                   between the registrant and Richard M. Haugen.

  (10)(11)        10.24            Patent and Technology License Agreement,
                                   Consulting Agreement and Nonstatutory Stock
                                   Option Agreement dated October 1, 1996,
                                   between the Registrant and Dr. John Eng.

  (10)(11)        10.25            Collaborative Research and Assignment
                                   Agreement dated October 15, 1996, among the
                                   Registrant, London Health Sciences Centre and
                                   Dr. John Dupre.

                  10.26 Employment agreement dated August 1, 1996 between the Registrant and Howard E. Greene,
                                   Jr.

                  10.27            Amendment dated November 5, 1996 to the Lease
                                   Agreement, dated January 22, 1993, between the Registrant and Loma Palisades, Ltd., a
                                   California Limited Partnership.

                  10.28            Amendment dated January 15, 1997 to the
                                   Consulting Agreement, dated June 15, 1995, between the Registrant and Joseph C. Cook,
                                   Jr.

                  10.29            Addendum to the Master Financing Agreement
                                   No, 10753 dated January 19, 1996 between the
                                   Registrant and Lease Management Services with amendments to the Related Negative Covenant
                                   Pledge Agreement and Collateral Security
                                   Agreement, each dated as of January 30, 1997.

                  10.30 Sublease Agreement, dated January 31, 1997, between the Registrant and Gensia, Inc.

                  10.31 Fourth Amendment dated February 26, 1997 to the Lease Agreement, dated January 2, 1989, between the Registrant and Nippon Landic
                                   (U.S.A.), Inc., as amended.

                  13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

  (1)             22.1             Subsidiaries of the Registrant.

                  23.1             Consent of Ernst & Young LLP, Independent
                                   Auditors.

                  24.1             Power of Attorney. Reference is made to page
                                   38.

(d)   Executive Compensation Plans and Arrangements

EXHIBIT          EXHIBIT
FOOTNOTE         NUMBER            DESCRIPTION

  (1)             10.1             Form of Indemnity Agreement entered into
                                   between the Registrant and its directors and
                                   officers.

  (8)             10.2             Registrant's 1991 Stock Option Plan, as
                                   amended (the "Option Plan").

  (8)             10.3             Form of Incentive Stock Option Agreement
                                   under the Option Plan with related schedule.

  (1)             10.4             Form of Supplemental Stock Option Agreement
                                   under the Option Plan.

  (1)             10.5             Form of Supplemental Stock Option Agreement
                                   not granted under the Option Plan with
                                   related schedule.

  (1)             10.6             Registrant's Employee Stock Purchase Plan and
                                   related offering document.

  (8)             10.12            Registrant's Non-Employee Directors Stock
                                   Option Plan (the "Directors' Plan").

  (4)             10.13            Form of Nonstatutory Stock Option Agreement
                                   under the Directors' Plan.

  (5)             10.16            Phantom Stock Unit Agreement, dated January
                                   4, 1995, between the Registrant and Farview
                                   Management Co., L.P.

  (8)             10.21            Consulting Agreement, dated June 15, 1995,
                                   between the Registrant and Joseph C. Cook,
                                   Jr., as amended on March

                                   25, 1996, and related Nonstatutory Stock
                                   Option grant dated June 15, 1995.

  (9)             10.23            Employment agreement dated July 11, 1996,
                                   between the Registrant and Richard M. Haugen.

                  10.26 Employment agreement dated August 1, 1996 between the Registrant and Howard E. Greene,
                                   Jr.

                  10.28            Amendment dated January 15, 1997 to the
                                   Consulting Agreement, dated June 15, 1995, between the Registrant and Joseph C. Cook,
                                   Jr.

------------------

 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

 (2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated January 17, 1992.

 (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

 (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 (6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (7) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated March 7, 1997.

 (8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 (9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (11) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 20, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMYLIN PHARMACEUTICALS, INC.



                                By:  /s/ Richard M. Haugen
                                     -------------------------------------
                                         Richard M. Haugen
                                         President, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)

                                Date:  March 24, 1997

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Haugen, and Marjorie T. Sennett, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                     Title                                             Date
---------                                     -----                                             ----
      /s/ Howard E. Greene, Jr.               Chairman of the Board and Director           March 24, 1997
   -----------------------------------
   (Howard E. Greene, Jr.)



     /s/ Richard M. Haugen                    President, Chief Executive Officer and       March 24, 1997
   -----------------------------------        Director (Principal Executive Officer)
   (Richard M. Haugen)

     /s/ Marjorie T. Sennett                  Vice President, Chief Financial Officer      March 24, 1997
   -----------------------------------        and  Assistant Secretary (Principal
   (Marjorie T. Sennett)                      Financial Officer)


     /s/ Karl H. Olsen                        Treasurer and Controller (Principal          March 24, 1997
   -----------------------------------        Accounting Officer)
   (Karl H. Olsen)

     /s/ James C. Blair                       Director                                     March 24, 1997
   -----------------------------------
   (James C. Blair)


     /s/ Joseph. C. Cook, Jr.                 Director                                     March 24, 1997
   -----------------------------------
   (Joseph C. Cook, Jr.)


     /s/ James C. Gaither                     Director                                     March 24, 1997
   -----------------------------------
   (James C. Gaither)


     /s/ Ginger L. Howard                     Director                                     March 24, 1997
   -----------------------------------
   (Ginger L. Howard)


     /s/ Vaughn M. Kailian                    Director                                     March 24, 1997
   -----------------------------------
   (Vaughn M. Kailian)


     /s/ Timothy J. Wollaeger
   -----------------------------------
   (Timothy J. Wollaeger)                     Director                                     March 24, 1997

                                  EXHIBIT INDEX

EXHIBIT                                                                                       SEQUENTIAL
NUMBER        DESCRIPTION                                                                    PAGE NUMBER
------        -----------                                                                    -----------
 3.1          Amended and Restated Certificate of Incorporation of the Registrant.                (1)

 3.2          Amended and Restated Bylaws of the Registrant.                                      (1)

 4.1          Reference is made to Exhibits 3.1 and 3.2.                                          (1)

10.1          Form of Indemnity Agreement entered into between the Registrant                     (1)
              and its directors and officers.

10.2          Registrant's 1991 Stock Option Plan, as amended (the "Option Plan").                (8)

10.3          Form of Incentive Stock Option Agreement under the Option Plan                      (8)
              with related schedule.

10.4          Form of Supplemental Stock Option Agreement under the Option Plan.                  (1)

10.5          Form of Supplemental Stock Option Agreement not granted under the                   (1)
              Option Plan with related schedule.

10.6          Registrant's Employee Stock Purchase Plan and related offering                      (1)
              document.

10.7          Stock Purchase Agreement, dated as of October 28, 1991, between                     (1)
              the Registrant and the parties named therein, as amended.

10.8          License Agreement, dated as of November 22, 1991, among the                         (1)(2)
              Registrant, the Regents of the University of Minnesota, and Per
              Westermark.

10.9          Lease, dated as of January 2, 1989, between the Registrant and Nippon               (1)
              Landic (USA), Inc., the assignee of NEXUS/GADCO-UTC, as amended.

10.10         Lease Agreement, dated as of January 22, 1993, between  the Registrant              (3)
              and Loma Palisades, Ltd. a California Limited Partnership, and related
              Sublease Agreements, each dated January 21, 1993 between the Registrant and Lam Research Corporation.

10.11         Master Equipment Lease Agreement Number 10453, Equipment Financing                  (3)

              Agreement Number 10753, Negative Covenant Pledge Agreements and
              Collateral Security Agreement, each dated as of March 19, 1993, between the Registrant and Lease Management Services, Inc.

10.12         Registrant's Non-Employee Directors' Stock Option (the "Directors' Plan").          (8)

10.13         Form of Nonstatutory Stock Option Agreement under the Directors' Plan.              (4)

10.14         Sublease Agreement, dated September 1, 1994, between the Registrant                 (5)
              and ORINCON Corporation.

10.15         Loan Agreement, dated July 5, 1994, and related Note and Credit Terms               (5)
              and Conditions Agreement between the Registrant and Imperial Bank.

10.16         Phantom Stock Unit Agreement, dated January 4, 1995,                                (5)
              between the Registrant and Farview Management Co., L.P.

10.17         Collaboration Agreement, dated June 20, 1995 between                                (6)(7)
              the Registrant and LifeScan, Inc.

10.18         Stock Purchase Agreement, dated June 20, 1995 between                               (6)(7)
              the Registrant and Johnson & Johnson Development Corporation.

10.19         Loan and Security Agreement, dated June 20, 1995 between                            (6)(7)
              the Registrant and Johnson & Johnson.

10.20         Agreement to Discontinue Collaboration, dated June 20, 1995                         (6)(7)
              between the Registrant and Glaxo Wellcome, Inc.

10.21         Consulting Agreement, dated June 15, 1995, between the Registrant                   (8)
              and Joseph C. Cook, Jr., as amended on March 25, 1996, and related Nonstatutory Stock Option grant dated June 15, 1995.

10.22         Addendums No. 10453 and 10753 to Master Lease Agreement dated                       (8)
              January 19, 1996 between the Registrant and Lease Management
              Services with Related Negative Covenant Pledge Agreement and
              Collateral Security Agreement.

10.23         Employment agreement dated July 11, 1996, between the Registrant                    (9)
              and Richard M. Haugen.

10.24         Patent and Technology License Agreement, Consulting Agreement and                   (10)(11)
              Nonstatutory Stock Option Agreement dated October 1, 1996,

              between the Registrant and Dr. John Eng.

10.25         Collaborative Research and Assignment Agreement dated October 15,                   (10)(11)
              1996, among the Registrant, London Health Sciences Centre and Dr.
              John Dupre.

10.26 Employment agreement dated August 1, 1996 between the Registrant and Howard E. Greene, Jr.

10.27         Amendment dated November 5, 1996 to the Lease Agreement, dated
              January 22, 1993, between the Registrant and Loma Palisades, Ltd., a California Limited Partnership.

10.28 Amendment dated January 15, 1997 to the Consulting Agreement, dated June 15, 1995, between the Registrant and Joseph C. Cook,
              Jr.

10.29         Addendum to the Master Financing Agreement No, 10753 dated January
              19, 1996 between the Registrant and Lease Management Services with amendments to the Related Negative Covenant Pledge Agreement and
              Collateral Security Agreement, each dated as of January 30, 1997.

10.30 Sublease Agreement, dated January 31, 1997, between the Registrant and Gensia, Inc.

10.31 Fourth Amendment dated February 26, 1997 to the Lease Agreement, dated January 2, 1989, between the Registrant and Nippon Landic
              (U.S.A.), Inc., as amended.

13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

22.1          Subsidiaries of the Registrant.                                                     (1)

23.1          Consent of Ernst & Young LLP, Independent Auditors.

24.1          Power of Attorney.  Reference is
              made to page 38.

------------------

 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

 (2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated January 17, 1992.

 (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

 (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 (6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (7) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated March 7, 1997.

 (8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 (9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (11) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 20, 1996.