Form 10-Q
period 1997-03-31
AMYLIN PHARMACEUTICALS INC
filed 1997-05-15
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
      ___________________________________________________________________
             (Exact name of registrant as specified in its charter)

                    Delaware                         33-0266089
      ___________________________________________________________________
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

         9373 Towne Centre Drive, San Diego, California       92121
      ___________________________________________________________________
           (Address of principal executive offices)         (Zip code)

                                 (619) 552-2200
      ___________________________________________________________________
              (Registrant's telephone number, including area code)

                                 Not Applicable
      ___________________________________________________________________
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X   No
                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding at March 31,1997
          -----                      --------------------------------
Common Stock, $.001 par value                   32,052,147

                          AMYLIN PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                                           PAGE NO.
COVER PAGE ..............................................................      1

TABLE OF CONTENTS .......................................................      2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     March 31, 1997 and December 31, 1996 ...............................      3


     Condensed Consolidated Statements of Operations
     for the three months ended March 31, 1997 and 1996 .................      4

     Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 1997 and 1996 .................      5

     Notes to Condensed Consolidated Financial Statements ...............      6

     ITEM 2

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations ......................      8


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings ..........................................     15

     ITEM 2. Changes in Securities ......................................      *

     ITEM 3. Defaults upon Senior Securities ............................      *

     ITEM 4. Submission of Matters to a Vote of
             Security Holders ...........................................      *
     ITEM 5. Other Information ..........................................      *

     ITEM 6. Exhibits and Reports on Form 8-K ...........................     16


SIGNATURE ...............................................................     17


* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                        March 31,           December 31,
                                                                          1997                 1996
                                                                       (unaudited)             (Note)
                                                                      -------------         -------------
               Assets
Current Assets:
  Cash and cash equivalents                                           $  40,134,000         $  42,654,000
  Short-term investments                                                 19,431,000            19,469,000
  Receivable from related party                                             555,000             2,089,000
  Other current assets                                                    1,241,000             1,142,000
                                                                      -------------         -------------
Total current assets                                                     61,361,000            65,354,000

Property and equipment, at cost:
  Equipment                                                              12,711,000            11,480,000
  Leasehold Improvements                                                  4,192,000             3,349,000
                                                                      -------------         -------------
                                                                         16,903,000            14,829,000
  Less accumulated depreciation and amortization                         (8,769,000)           (8,075,000)
                                                                      -------------         -------------
                                                                          8,134,000             6,754,000

Patents and other assets, net                                             1,495,000             1,425,000
                                                                      -------------         -------------
                                                                      $  70,990,000         $  73,533,000
                                                                      =============         =============

   Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                    $   1,990,000         $   4,829,000
  Accrued liabilities                                                     4,780,000             4,628,000
  Deferred revenue from related party                                    12,860,000             7,954,000
  Current portion of obligation under capital
      leases and equipment notes payable                                  1,444,000             1,253,000
                                                                      -------------         -------------
Total current liabilities                                                21,074,000            18,664,000

Obligation under capital leases and
   equipment notes payable                                                2,355,000             1,990,000

Note payable to related party                                             5,084,000             4,345,000

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
   32,052,147 and 31,977,186 issued and outstanding at
   March 31, 1997 and December 31, 1996, respectively                        32,000                32,000
  Additional paid-in capital                                            205,497,000           204,800,000
  Accumulated deficit                                                  (161,755,000)         (155,105,000)
  Deferred compensation                                                  (1,255,000)           (1,177,000)
  Unrealized losses on short-term investments                               (42,000)              (16,000)
                                                                      -------------         -------------
Total stockholders' equity                                               42,477,000            48,534,000
                                                                      -------------         -------------
                                                                      $  70,990,000         $  73,533,000
                                                                      =============         =============

Note: The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                          Three months ended
                                                               March 31,
                                                   ---------------------------------
                                                       1997                 1996
                                                   ------------         ------------
Revenues under collaborative agreements
  from related party                               $ 12,358,000         $  3,347,000

Expenses:
  Research and development                           16,530,000            8,640,000
  General and administrative                          2,847,000            1,878,000
                                                   ------------         ------------
                                                     19,377,000           10,518,000
                                                   ------------         ------------
Loss from operations                                 (7,019,000)          (7,171,000)

Interest and other income                               686,000              639,000
Interest and other expense                             (316,000)             (88,000)
                                                   ------------         ------------
Net loss                                           $ (6,649,000)        $ (6,620,000)
                                                   ============         ============

Net loss per share                                 $      (0.21)        $      (0.24)
                                                   ============         ============

Shares used in computing net loss per share          32,023,493           28,044,250
                                                   ============         ============



                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                           Three months ended
                                                                                March 31,
                                                                   ---------------------------------
                                                                       1997                 1996
                                                                   ------------         ------------
Operating Activities:

 Net Loss                                                          ($ 6,649,000)        ($ 6,620,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                        713,000              532,000
   Deferred revenue from related party                                4,906,000            3,374,000
   Deferred rent and other expense                                       (6,000)              (6,000)
   Amortization of deferred compensation                                130,000                   --
   Changes in assets and liabilities:
    Receivable from related party                                     1,534,000               79,000
    Other current assets                                                (99,000)              40,000
    Accounts payable                                                 (2,839,000)            (464,000)
    Accrued liabilities                                                 158,000             (374,000)
                                                                   ------------         ------------
 Net cash flows used for operating activities                        (2,152,000)          (3,439,000)

Investing activities:
 Decrease in short-term investments                                      11,000           16,440,000
 Purchase of equipment and leasehold improvements                    (2,074,000)            (670,000)
 Increase in deposits, patents and other assets                         (89,000)             (88,000)
                                                                   ------------         ------------
 Net cash flows (used for) provided by investing activities          (2,152,000)          15,682,000

Financing activities:
 Issuance of notes payable                                            1,625,000              660,000
 Principal payments on capital leases and
    equipment notes payable                                            (330,000)            (200,000)
 Issuance of common stock, net                                          489,000              169,000
                                                                   ------------         ------------
Cash flows provided by financing activities                           1,784,000              629,000

                                                                   ------------         ------------
(Decrease) increase in cash and cash equivalents                     (2,520,000)          12,872,000

Cash and cash equivalents at beginning of period                     42,654,000           16,709,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $ 40,134,000         $ 29,581,000
                                                                   ============         ============

Supplemental disclosure of cash flow information:
 Interest paid                                                     $     89,000         $     57,000



                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

1.  Summary of Significant Accounting Policies
    Basis of Presentation


The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at March 31, 1997, and for the three months ended March 31, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

   Per Share Data

Net loss per share is computed using the weighted average number of shares outstanding during the periods.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share for the quarters presented is not expected to be material.

   Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.


2.  Contingency

The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that they and Westermark are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes the University's assertions are without merit and intends to defend vigorously against any claims that may be brought by the University against the Company related to the foregoing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Risk Factors."

         Since its inception in September 1987, Amylin Pharmaceuticals, Inc. ("Amylin Pharmaceuticals" or the "Company") has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin Pharmaceuticals has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of March 31, 1997, the Company's accumulated deficit was approximately $161.8 million.


RESULTS OF OPERATIONS

Revenue

         The Company had $12.4 million of revenue for the three month period ended March 31, 1997 as compared to $3.3 million for the same period in 1996. The revenues recognized in 1997 and 1996 were related to the Company's Collaboration Agreement with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson, hereinafter referred to as Johnson & Johnson. Revenues in 1997 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin in the first quarter and $6.0 million in license fee payments made by Johnson & Johnson related to the exercise of their option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of fuel metabolism disorders, including diabetes. Revenues in 1996 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin in the first quarter of 1996. (Please see the "Liquidity and Capital Resources" section for further discussion of payments expected to be received by the Company in the future.)

Operating Expenses

         The Company's total operating expenses for the quarter ended March 31, 1997 increased to $19.4 million from $10.5 million for the same period in 1996.

         Research and development expenses increased to $16.5 million for the three months ended March 31, 1997 as compared to $8.6 million for the same period in 1996. The increase in these expenditures was primarily due to the costs of expanding pramlintide clinical development efforts. Several other factors also contributed to this increase, including increased staffing and expanded product development efforts.

         General and administrative expenses increased to $2.8 million for the three months ended March 31, 1997 as compared to $1.9 million for the same period in 1996. The increase was primarily related to expanded pramlintide market development efforts in connection with the Company's collaboration with Johnson & Johnson.

Other Income and Expense

         Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.7 million for the quarter ended March 31, 1997 as compared to $0.6 million for the same period in 1996.

         Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Company's Collaboration Agreement with Johnson & Johnson, Johnson & Johnson has advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration, to be repaid with interest over time out of Amylin's share of future pramlintide profits if any. Interest and other expense increased to $0.3 million for the three months ended March 31, 1997 from $0.1 million for the same period in 1996. The increase in interest and other expense reflects the overall higher long-term debt balance during the first three months of 1997 as compared to 1996 as well as a provision of approximately 0.1 million made for the disposal of certain pieces of equipment.

Net Loss

         The net loss for the quarter ended March 31, 1997 was $6.6 million compared to a net loss for the first quarter of 1996 of $6.6 million. Although the net loss remained virtually unchanged between the years, operating expenses did increase significantly in 1997 as compared to 1996, but they were partially offset by the $6.0 million license fee payment received in the quarter along with payments received for Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin. The increase in operating expenses for the quarter was primarily the result of expanded clinical, product development and pre-marketing activities on pramlintide.

         Amylin expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including preclinical and potential clinical testing of multiple product candidates, and related general and administrative support.

Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sales of common stock, its collaboration with Johnson & Johnson, and operating and capital lease obligations.

         In June 1995, the Company entered into a worldwide Collaboration Agreement with Johnson & Johnson for the development and commercialization of pramlintide, a diabetes drug candidate currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation (a wholly owned subsidiary of Johnson & Johnson referred to herein as Johnson & Johnson) and a Loan Agreement with Johnson & Johnson.

                  In March 1997, Johnson & Johnson exercised an option to broaden the scope of the existing collaboration on pramlintide and paid the Company $6.0 million to obtain additional rights for all amylin agonists for treatment or prevention of fuel metabolism disorders, including diabetes. The Company will lead the research and development while Johnson & Johnson will lead commercialization of any future product candidates.

         In addition to the above mentioned milestone-related payments and investment, Johnson & Johnson's financial commitment to the Company now includes the funding of 50% of development costs and 100% of pre-launch marketing costs (Amylin Pharmaceutical's one-half share to be repaid over time from future profits), as well as milestone payments, license fees, equity investments, and a development loan facility for use in certain circumstances. The Company will apply all of the license fees, any cash milestone payments, 50% of the proceeds from Johnson & Johnson's equity investments and proceeds from draw downs under the development loan facility towards its share of pramlintide development expenses.

         Funding available to the Company from Johnson & Johnson as of March 31, 1997 under the development loan facility (the "Development Loan Facility") was $57.1 million. The aggregate amount of the Development Loan Facility is subject to adjustment for certain events, e.g. increased by 50% of any increases in the pramlintide development budget as of December 31, 1996 and decreased by 50% of the Company's net proceeds received from future debt or equity offerings to investors other than Johnson & Johnson or other corporate partners. The Company is required to issue a warrant to Johnson & Johnson to purchase 50,000 shares of the Company's common stock at an exercise price of $12.00 per share for every $1 million of proceeds borrowed by the Company under the Development Loan Facility. Under the terms of the Loan Agreement, the Company is eligible in certain circumstances to make quarterly draw downs on the then available Development Loan Facility based on pramlintide development expenses during specified periods. The projected aggregate amount available to be borrowed by the Company under the Development Loan Facility during 1997 is $42.3 million, which is subject to adjustment based on changes to the pramlintide development budget and on certain corporate financing activities. As of March 31, 1997 the Company has not drawn down any proceeds available to it under the Development Loan Facility.

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

         As of March 31, 1997, Johnson & Johnson entities have made various financial payments to the Company totaling approximately $109 million. These payments primarily include funding of one half of the pramlintide development costs, the purchase of $30 million of the Company's common stock, milestone and option fee payments and license fees.

         At March 31, 1997, the Company had $59.6 million in cash, cash equivalents and short-term investments as compared to $62.1 million at December 31, 1996. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

         The Company intends to use its financial resources for the ongoing development of pramlintide, including the Phase III efficacy studies, for expansion of its other research, drug discovery and development programs, and for other general corporate purposes. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, research activities to further explore amylin biology, and research and development of other compounds targeted at metabolic diseases. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the continued participation of Johnson & Johnson in the collaboration, the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

         The Company currently leases or sub-leases approximately 99,000 square feet of space. At this time, the Company expects to incur approximately $5.9 million of capital expenditures in 1997. These expenditures will primarily be directed toward the purchase of new equipment to support research and development efforts and for tenant improvements for newly sub-leased space. In addition, some capital expenditures will be directed toward the purchase of equipment coming off of lease lines which will expire during the year. The Company has entered into a loan agreement for the financing of the majority of its equipment needs and intends to use this financing source during 1997. The Company anticipates that it will utilize approximately $3.4 million of debt financing and $2.5 million of its own cash reserves for capital expenditures in 1997. The terms of the Company's loan agreement call for amounts drawn down under the loan to be repaid monthly over a four year period.

         The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. In addition to the 1997 and 1998 funding of 50% of the six pivotal studies and other ancillary studies in the pramlintide clinical program, the Company plans to expand its research and development pipeline by licensing new technologies and product candidates. The Company anticipates that its existing cash, including interest income from cash investments, and financial payments and loan facilities from Johnson & Johnson, will be adequate to satisfy the Company's capital requirements through 1998. As an alternative to the additional funding available through the Johnson & Johnson Development Loan Facility (as described above), the Company may also consider additional equity offerings. Assuming continued participation by Johnson & Johnson, the Company believes it has reasonable alternatives to meet the financial needs of its programs. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company.

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

                  The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that they and Westermark are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes the University's assertions are without merit and intends to defend vigorously against any claims that may be brought by the University against the Company related to the foregoing. In addition, should any of the Company's competitors have prepared and filed patent applications in the United States which claim technology also invented by the Company, Amylin Pharmaceuticals may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.


Material Agreement

         In March 1997, the Company entered into a Technology License Agreement (the "License Agreement") with Hoechst Marion Roussel, pursuant to which the Company was granted exclusive worldwide rights to a series of orally active compounds which will be evaluated for their ability to improve cardiovascular risk factors associated with the development of atherosclerosis.

         Under the terms of the License Agreement, the Company is responsible for conducting the preclinical evaluation and clinical development of candidate compounds. Upon completion of Phase II clinical trials, Hoechst Marion Roussel will have a one-time right to elect to collaborate with the Company in the continuing development and commercialization of these compounds in a 50:50 cost-and-profit sharing arrangement. If Hoechst Marion Roussel exercises this option, the Company will continue to be responsible for developing and registering the product candidates, and Hoechst Marion Roussel will be responsible for manufacturing and marketing. The Company and Hoechst Marion Roussel will assume equal responsibility for all past and future research and development, manufacturing, and commercialization expenses and will share equally in any operating profits from commercialization. If Hoechst Marion Roussel does not exercise its option, the Company will retain all development and commercialization rights, and Hoechst Marion Roussel will be entitled to a royalty based on any future net sales. In such case, the Company will be free to collaborate with other companies on the development, manufacture, and commercialization of these compounds.

ITEM 1. LEGAL PROCEEDINGS

         The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that they and Westermark are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes the University's assertions are without merit and intends to defend vigorously against any claims that may be brought by the University against the Company related to the foregoing.

                           ITEM 6


          Exhibits and Reports Submitted on Form 8-K



  (a) EXHIBITS. The exhibits listed below are filed with this report.

           10.32 Collaboration Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.+

           10.33 License and Option Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.+


  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                          AMYLIN PHARMACEUTICALS, INC.
                                 March 31, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                     Amylin Pharmaceuticals, Inc.

Date:    May 13, 1997            By: /s/Marjorie T. Sennett
                                     ------------------------------
                                     Marjorie T. Sennett
                                     Vice President and Chief
                                     Financial Officer
                                     (on behalf of the registrant
                                     and as the registrant's
                                     principal financial officer)