Form 10-Q
period 1997-06-30
AMYLIN PHARMACEUTICALS INC
filed 1997-08-13
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         33-0266089
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

9373 Towne Centre Drive, San Diego, California                   92121
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (619) 552-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at June 30,1997
          -----                         ---------------------------
Common Stock, $.001 par value                    32,088,896

                          AMYLIN PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                        PAGE NO.
                                                        --------

COVER PAGE..................................................1

TABLE OF CONTENTS...........................................2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30, 1997 and December 31, 1996....................3


     Condensed Consolidated Statements of Operations
     for the three months and six months ended June 30,
     1997 and 1996..........................................4

     Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 1997 and 1996........6

     Notes to Condensed Consolidated Financial Statements...7

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........9


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................17

     ITEM 2. Changes in Securities..........................*

     ITEM 3. Defaults upon Senior Securities................*

     ITEM 4. Submission of Matters to a Vote of
             Security Holders..............................18
     ITEM 5. Other Information..............................*

     ITEM 6. Exhibits and Reports on Form 8-K..............19


SIGNATURE..................................................20


* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets


                                                                   June 30,       December 31,
                                                                     1997             1996
                                                                  (unaudited)        (Note)
                                                                 -------------    -------------
                                Assets
Current Assets:
  Cash and cash equivalents                                      $  30,744,000    $  42,654,000
  Short-term investments                                            18,723,000       19,469,000
  Receivable from related party                                        720,000        2,089,000
  Other current assets                                                 889,000        1,142,000
                                                                 -------------    -------------
Total current assets                                                51,076,000       65,354,000

Property and equipment, at cost:
  Equipment                                                         13,961,000       11,480,000
Leasehold improvements                                               4,530,000        3,349,000
                                                                 -------------    -------------
                                                                    18,491,000       14,829,000
  Less accumulated depreciation and amortization                    (9,400,000)      (8,075,000)
                                                                 -------------    -------------
                                                                     9,091,000        6,754,000

Patents and other assets, net                                        1,642,000        1,425,000
                                                                 -------------    -------------
                                                                 $  61,809,000    $  73,533,000
                                                                 =============    =============

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                               $   2,540,000    $   4,829,000
  Accrued liabilities                                                5,280,000        4,628,000
  Deferred revenue from related party                               11,589,000        7,954,000
  Current portion of obligation under capital
      leases and equipment notes payable                             1,392,000        1,253,000
                                                                 -------------    -------------
Total current liabilities                                           20,801,000       18,664,000

Obligation under capital leases and
   equipment notes payable                                           2,591,000        1,990,000

Note payable to related party                                        6,095,000        4,345,000

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
   32,088,896 and 31,977,186 issued and outstanding at
   June 30, 1997 and December 31, 1996, respectively                    32,000           32,000
  Additional paid-in capital                                       205,689,000      204,800,000
  Accumulated deficit                                             (172,259,000)    (155,105,000)
  Deferred compensation                                             (1,138,000)      (1,177,000)
  Unrealized losses on short-term investments                           (2,000)         (16,000)
                                                                 -------------    -------------
Total stockholders' equity                                          32,322,000       48,534,000
                                                                 -------------    -------------
                                                                 $  61,809,000    $  73,533,000
                                                                 =============    =============

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from audited condensed consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                  Three months ended
                                                        June 30,
                                              ----------------------------
                                                  1997            1996
                                              ------------    ------------

Revenues under collaborative agreements
  from related party                          $ 10,013,000    $  7,384,000

Operating Expenses:
  Research and development                      17,653,000      17,151,000
  General and administrative                     3,363,000       2,397,000
                                              ------------    ------------
                                                21,016,000      19,548,000
                                              ------------    ------------
Loss from operations                           (11,003,000)    (12,164,000)

Interest and other income                          655,000         535,000
Interest and other expense                        (157,000)        (87,000)
                                              ------------    ------------
Net loss                                      ($10,505,000)   ($11,716,000)
                                              ============    ============

Net loss per share                            ($      0.33)   ($      0.42)
                                              ============    ============

Shares used in computing net loss per share     32,071,000      28,123,000
                                              ============    ============



                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                  Six months ended
                                                       June 30,
                                              ----------------------------
                                                  1997            1996
                                              ------------    ------------

Revenues under collaborative agreements
  from related party                          $ 22,371,000    $ 10,730,000

Expenses:
  Research and development                      34,184,000      25,791,000
  General and administrative                     6,209,000       4,274,000
                                              ------------    ------------
                                                40,393,000      30,065,000
                                              ------------    ------------
Loss from operations                           (18,022,000)    (19,335,000)

Interest and other income                        1,341,000       1,169,000
Interest and other expense                        (473,000)       (171,000)
                                              ------------    ------------
Net loss                                      ($17,154,000)   ($18,337,000)
                                              ============    ============

Net loss per share                            ($      0.54)   ($      0.65)
                                              ============    ============

Shares used in computing net loss per share     32,047,000      28,084,000
                                              ============    ============


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                   Six months ended
                                                                       June 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Operating Activities:

 Net Loss                                                     ($17,154,000)   ($18,337,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                 1,362,000       1,091,000
   Deferred revenue from related party                           3,635,000       2,143,000
   Deferred rent and other expense                                 (13,000)        (12,000)
   Amortization of deferred compensation                           299,000            --
   Changes in assets and liabilities:
    Receivable from related party                                1,369,000         226,000
    Other current assets                                           253,000          74,000
    Accounts payable                                            (2,289,000)       (465,000)
    Accrued liabilities                                            665,000       1,226,000
                                                              ------------    ------------
 Net cash flows used for operating activities                  (11,873,000)    (14,054,000)

Investing activities:
 Decrease in short-term investments                                760,000      15,437,000
 Purchase of equipment and leasehold improvements               (3,662,000)     (1,673,000)
 Increase in deposits, patents and other assets                   (254,000)       (239,000)
                                                              ------------    ------------
 Net cash flows (used for) provided by investing activities     (3,156,000)     13,525,000

Financing activities:
 Issuance of notes payable                                       3,524,000       1,899,000
 Principal payments on capital leases and
    equipment notes payable                                     (1,034,000)       (426,000)
 Issuance of common stock, net                                     629,000         580,000
                                                              ------------    ------------
Net cash flows provided by financing activities                  3,119,000       2,053,000

                                                              ------------    ------------
(Decrease) increase in cash and cash equivalents               (11,910,000)      1,524,000

Cash and cash equivalents at beginning of period                42,654,000      16,709,000
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $ 30,744,000    $ 18,233,000
                                                              ============    ============

Supplemental disclosure of cash flow information:
 Interest paid                                                $    184,000    $    117,000


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


1.   Summary of Significant Accounting Policies
     Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at June 30, 1997, and for the three months and six months ended June 30, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

     Per Share Data

Net loss per share is computed using the weighted average number of shares outstanding during the periods.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share for the periods presented is not expected to be material.

     Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

2.   Contingency

     The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that they and Westermark are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against any claims brought by the University and Westermark against the Company related to the foregoing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this "Management's Discussion and Analysis" as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Risk Factors."

     Since its inception in September 1987, Amylin Pharmaceuticals, Inc. ("Amylin Pharmaceuticals" or the "Company") has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin Pharmaceuticals has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of June 30, 1997, the Company's accumulated deficit was approximately $172.3 million.


RESULTS OF OPERATIONS

Revenue

     The Company had $10.0 million and $22.4 million of revenue for the three month and six month periods ended June 30, 1997 as compared to $7.4 million and $10.7 million for the same periods in 1996. The revenues recognized in 1997 and 1996 were related to the Company's Collaboration Agreement with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson, hereinafter referred to as Johnson & Johnson. Revenues in 1997 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin and $9.0 million in license fee payments made by Johnson & Johnson in the first half of the year. The $9.0 million of license fee payments made by Johnson & Johnson included $6.0 million received in the first quarter of the year related to the exercise of Johnson &

Johnson's option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of fuel metabolism disorders, including diabetes, and $3.0 million received in the second quarter of the year related to the exercise of Johnson & Johnson's option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of all human diseases. Revenues in 1996 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin in the first half of 1996. (See the "Liquidity and Capital Resources" section herein for further discussion of payments expected to be received by the Company in the future.)


Operating Expenses

     The Company's total operating expenses for the quarter ended June 30, 1997 increased to $21.0 million from $19.5 million for the same period in 1996. For the six months ended June 30, 1997, operating expenses increased to $40.4 million from $30.1 million for the same period in 1996.

     Research and development expenses increased to $17.7 million for the three months ended June 30, 1997 as compared to $17.2 million for the same period in 1996. Research and development expenses for the six months ended June 30, 1997 increased to $34.2 million from $25.8 million for the same period in 1996. The increase in these expenditures was primarily due to the costs of expanding pramlintide clinical development efforts. Several other factors also contributed to this increase, including increased staffing and expanded product development efforts.

     General and administrative expenses increased to $3.4 million for the three months ended June 30, 1997 as compared to $2.4 million for the same period in 1996. General and administrative expenses for the six months ended June 30, 1997 increased to $6.2 million from $4.3 million for the same period in 1996. The increase was primarily related to expanded pramlintide market development efforts in connection with the Company's collaboration with Johnson & Johnson.


Other Income and Expense

     Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.7 million for the quarter ended June 30, 1997 as compared to $0.5 million for the same period in 1996. Interest and other income increased to $1.3 million for the six months ended June 30, 1997 from $1.2 million for the same period in 1996. The increase in interest and other income was primarily due to higher average cash reserves available for investment for the three months and six months ended June 30, 1997 as compared to the same period in 1996.

     Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Company's Collaboration Agreement with Johnson & Johnson, Johnson & Johnson has advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration, to be repaid with interest over time out of Amylin's share of future pramlintide profits if any. Interest and other expense increased to $0.2 million for the three months ended June 30, 1997 from $0.1 million for the same period in 1996. Interest and other expense increased to $0.5 million for the six months ended June 30, 1997 from $0.2 million for the same period in 1996. The increase in interest and other expense reflects the overall higher long-term debt balance during the first half of 1997 as compared to 1996 as well as a provision of approximately $0.1 million made for the disposal of certain pieces of equipment.

Net Loss

     The net loss for the quarter ended June 30, 1997 was $10.5 million compared to a net loss for the same quarter in 1996 of $11.7 million. The decrease in the net loss was due to increased collaborative revenues during the second quarter of 1997 as compared to the same period in 1996. The increased revenues were offset partially by increased operating expenses during the same time periods. The increase in collaborative revenues during the second quarter of 1997 was due to the $3.0 million license fee payment received in the quarter along with payments received for Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin. The Company incurred a net loss of $17.2 million for the six months ended June 30, 1997 as compared to $18.3 million for the six months ended June 30, 1996. The decrease in the net loss for the six month period was also due to increased collaborative revenues during the first half of 1997 as compared to the same period in 1996, offset partially by significantly increased operating expenses during the same time periods. Collaborative revenues during the first half of the year included $9.0 million in license fee payments received from Johnson & Johnson along with additional payments from Johnson & Johnson related to their one-half share of collaboration development expenses incurred by Amylin.

     Amylin expects to incur substantial operating losses over the next several years due to continuing and increasing expenses associated with its research and development programs, including clinical development of pramlintide, preclinical and potential clinical testing of additional product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sales of common stock, its collaboration with Johnson & Johnson, and operating and capital lease obligations.

     In June 1995, the Company entered into a worldwide Collaboration Agreement with Johnson & Johnson for the development and commercialization of pramlintide, a diabetes drug candidate currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation (a wholly owned subsidiary of Johnson & Johnson referred to herein as Johnson & Johnson) and a Loan Agreement with Johnson & Johnson. In March 1997, Johnson & Johnson exercised an option to broaden the scope of the existing collaboration on pramlintide and paid the Company $6.0 million to obtain additional rights for all amylin agonists for the treatment or prevention of fuel metabolism disorders, including diabetes. In June 1997, Johnson & Johnson exercised an option to broaden the scope of the existing collaboration on pramlintide and paid the Company $3.0 million to obtain additional rights for all amylin agonists for the treatment of human diseases. The Company will lead the research and development while Johnson & Johnson will lead commercialization of any future product candidates.

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

     Funding available to the Company from Johnson & Johnson as of June 30, 1997 under the development loan facility (the

"Development Loan Facility") was $57.1 million. The aggregate amount of the Development Loan Facility is subject to adjustment for certain events, e.g. increased by 50% of any future increases in the pramlintide development budget and decreased by 50% of the Company's net proceeds received from future debt or equity offerings to investors other than Johnson & Johnson or other corporate partners. The Company is required to issue a warrant to Johnson & Johnson to purchase 50,000 shares of the Company's common stock at an exercise price of $12.00 per share for every $1 million of proceeds borrowed by the Company under the Development Loan Facility. Under the terms of the Loan Agreement, the Company is eligible in certain circumstances to make quarterly draw downs on the then available Development Loan Facility based on pramlintide development expenses during specified periods. The aggregate amount available to be borrowed by the Company under the Development Loan Facility during 1997 is $42.3 million, which is subject to adjustment based on changes to the pramlintide development budget and on certain corporate financing activities. As of June 30, 1997 the Company has not drawn down any proceeds available to it under the Development Loan Facility.

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

     As of June 30, 1997, Johnson & Johnson entities have made various financial payments to the Company totaling approximately $117 million. These payments primarily include funding of one half of the pramlintide development costs, the purchase of $30 million of the Company's common stock, milestone and option fee payments and license fees.

     At June 30, 1997, the Company had $49.5 million in cash, cash equivalents and short-term investments as compared to $62.1 million at December 31, 1996. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

     The Company intends to use its financial resources for the ongoing development of pramlintide, including the Phase III clinical trials, for expansion of its other research, drug discovery and development programs, and for other general corporate purposes. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, research activities to further explore amylin biology, and research and development of other compounds targeted at metabolic diseases. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the continued participation of Johnson & Johnson in the collaboration, the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

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

     The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that they and Westermark are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against any claims brought by the University and Westermark against the Company related to the foregoing. In addition, should any of the Company's competitors have prepared and filed patent applications in the United States which claim technology also invented by the Company, Amylin Pharmaceuticals may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.


ITEM 1. LEGAL PROCEEDINGS

     The Company has received letters from the University of Minnesota (the "University") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Per Westermark ("Westermark") (the "University License Agreement"). In its letters, the University claims that they and Westermark are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Company's Collaboration Agreement with Johnson & Johnson, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against any claims brought by the University and Westermark against the Company related to the foregoing.

ITEM 4.

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 29, 1997. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next annual meeting and until their successor is elected, and (ii) ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

     The Company had 32,052,147 shares of Common Stock outstanding as of March 31, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 29,776,140 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors


                                 Shares
                                 Voting        Shares
     Director                   in Favor      Withheld
     --------                  ----------     --------
     Howard E. Greene, Jr.     29,691,251       84,889
     Richard M. Haugen         29,692,182       83,958
     James C. Blair            29,686,959       89,181
     Joseph C. Cook, Jr.       29,687,559       88,581
     James C. Gaither          29,690,932       85,208
     Ginger L. Howard          26,729,261    3,046,879
     Vaughn M. Kailian         29,690,782       85,358
     Timothy J. Wollaeger      29,690,951       85,189


Proposal 2: Ratification of Selection of Independent Auditors

     Votes in Favor:           29,504,421
     Votes Against:                47,698
     Abstentions:                 224,021

                                     ITEM 6


                   Exhibits and Reports Submitted on Form 8-K



     (a)  EXHIBITS. The exhibits listed below are filed with this report.

          10.2 Registrant's 1991 Stock Option Plan, as amended (the "Option Plan").

          10.6 Registrant's Employee Stock Purchase Plan and related Offering document, as amended.

          10.12 Registrant's Non-Employee Directors Stock Option Plan, as amended (the "Directors' Plan").

          10.34 Registrant's Directors' Deferred Compensation Plan.


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                          AMYLIN PHARMACEUTICALS, INC.
                                  June 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                 Amylin Pharmaceuticals, Inc.


Date:   August 13, 1997          By: /s/  MARJORIE T. SENNETT
                                    ------------------------------
                                    Marjorie T. Sennett
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (on behalf of the registrant
                                    and as the registrant's
                                    principal financial officer)