Form 10-Q/A
period 1997-06-30
AMYLIN PHARMACEUTICALS INC
filed 1997-11-06
CIK 881464

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

Item 2.     CHANGES IN SECURITIES.

(c)On May 9, 1997 the Company issued to the Medical Research Council ("MRC") a warrant to purchase 20,000 shares of the Company's common stock in consideration for entering into an amendment to a License Agreement between the Company and the MRC. The warrant carries an exercise price of $11.375 per share and a ten year exercise period. The issuance of the warrant was exempted from registration with the Securities and Exchange Commission in accordance with Section 4(2) of the Securities Act of 1933, as amended.

                          AMYLIN PHARMACEUTICALS, INC.
                                  June 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                        Amylin Pharmaceuticals, Inc.


Date:   November 6, 1997                By: /s/ Marjorie T. Sennett
                                            -------------------------------
                                            Marjorie T. Sennett
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (on behalf of the registrant
                                            and as the registrant's
                                            principal financial officer)