Form 10-Q
period 1997-09-30
AMYLIN PHARMACEUTICALS INC
filed 1997-11-14
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
                  (Exact name of registrant as in its charter)

                Delaware                                    33-0266089
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

              9373 Towne Centre Drive, San Diego, California 92121
                  (Address of principal executive) (Zip code)

                                 (619) 552-2200
                   (Registrant's telephone number, area code)

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at September 30,1997
          -----                     --------------------------------
Common Stock, $.001 par value                   32,252,058

                          AMYLIN PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                        PAGE NO.

COVER PAGE..................................................1

TABLE OF CONTENTS...........................................2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     September 30, 1997 and December 31, 1996...............3


     Condensed Consolidated Statements of Operations
     for the three months and nine months ended
     September 30, 1997 and 1996............................4

     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996..6

     Notes to Condensed Consolidated Financial Statements...7

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........9


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................*

     ITEM 2. Changes in Securities.........................19

     ITEM 3. Defaults upon Senior Securities................*

     ITEM 4. Submission of Matters to a Vote of
             Security Holders...............................*
     ITEM 5. Other Information..............................*

     ITEM 6. Exhibits and Reports on Form 8-K..............20


SIGNATURE..................................................21


* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                   September 30,      December 31,
                                                                        1997               1996
                                                                    (unaudited)           (Note)
                                                                   -------------      -------------
                                     Assets
Current Assets:
  Cash and cash equivalents                                        $  54,747,000      $  42,654,000
  Short-term investments                                               9,999,000         19,469,000
  Receivable from related party                                          685,000          2,089,000
  Other current assets                                                 1,115,000          1,142,000
                                                                   -------------      -------------
Total current assets                                                  66,546,000         65,354,000

Property and equipment, at cost:
  Equipment                                                           14,409,000         11,480,000
 Leasehold improvements                                                4,731,000          3,349,000
                                                                   -------------      -------------
                                                                      19,140,000         14,829,000
  Less accumulated depreciation and amortization                     (10,029,000)        (8,075,000)
                                                                   -------------      -------------
                                                                       9,111,000          6,754,000

Patents and other assets, net                                          1,664,000          1,425,000
                                                                   -------------      -------------
                                                                   $  77,321,000      $  73,533,000
                                                                   =============      =============

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                 $   3,559,000      $   4,829,000
  Accrued liabilities                                                  4,887,000          4,628,000
  Deferred revenue from related party                                  9,358,000          7,954,000
  Current portion of obligation under capital
      leases and equipment notes payable                               1,440,000          1,253,000
                                                                   -------------      -------------
Total current liabilities                                             19,244,000         18,664,000

Obligation under capital leases and
   equipment notes payable                                             2,858,000          1,990,000

Notes payable to related party, net of discount                       28,378,000          4,345,000

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
   32,252,058 and 31,977,186 issued and outstanding at
   September 30, 1997 and December 31, 1996, respectively                 32,000             32,000
  Additional paid-in capital                                         216,021,000        204,800,000
  Accumulated deficit                                               (188,195,000)      (155,105,000)
  Deferred compensation                                               (1,018,000)        (1,177,000)
  Unrealized gains/(losses)on short-term investments                       1,000            (16,000)
                                                                   -------------      -------------
Total stockholders' equity                                            26,841,000         48,534,000
                                                                   -------------      -------------
                                                                   $  77,321,000      $  73,533,000
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

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                      Three months ended
                                                         September 30,
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
Revenues under collaborative agreements
  from related party                            $  9,091,000      $ 13,192,000

Operating Expenses:
  Research and development                        21,836,000        14,355,000
  General and administrative                       3,484,000         2,915,000
                                                ------------      ------------
                                                  25,320,000        17,270,000
                                                ------------      ------------
Loss from operations                             (16,229,000)       (4,078,000)

Interest and other income                            526,000           449,000
Interest and other expense                          (233,000)         (121,000)
                                                ------------      ------------
Net loss                                        ($15,936,000)     ($ 3,750,000)
                                                ============      ============

Net loss per share                              ($      0.50)     ($      0.13)
                                                ============      ============

Shares used in computing net loss per share       32,187,000        28,261,000
                                                ============      ============

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                      Nine months ended
                                                         September 30,
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
Revenues under collaborative agreements
  from related party                            $ 31,462,000      $ 23,922,000

Expenses:
  Research and development                        56,019,000        40,145,000
  General and administrative                       9,693,000         7,190,000
                                                ------------      ------------
                                                  65,712,000        47,335,000
                                                ------------      ------------
Loss from operations                             (34,250,000)      (23,413,000)

Interest and other income                          1,866,000         1,619,000
Interest and other expense                          (706,000)         (292,000)
                                                ------------      ------------
Net loss                                        ($33,090,000)     ($22,086,000)
                                                ============      ============

Net loss per share                              ($      1.03)     ($      0.78)
                                                ============      ============

Shares used in computing net loss per share       32,095,000        28,143,000
                                                ============      ============

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            Nine months ended
                                                               September 30,
                                                      ------------------------------
                                                          1997              1996
                                                      ------------      ------------
Operating Activities:

 Net Loss                                             ($33,090,000)     ($22,086,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                         2,013,000         1,703,000
   Deferred revenue from related party                   1,404,000         3,335,000
   Deferred rent and other expense                         (17,000)          (19,000)
   Amortization of deferred compensation                   420,000              --
   Changes in assets and liabilities:
    Receivable from related party                        1,404,000           (98,000)
    Other current assets                                    27,000           100,000
    Accounts payable                                    (1,269,000)         (422,000)
    Accrued liabilities                                    275,000           745,000
                                                      ------------      ------------
 Net cash flows used for operating activities          (28,833,000)      (16,742,000)

Investing activities:
 Decrease in short-term investments                      9,486,000        18,297,000
 Purchase of equipment and leasehold improvements       (4,311,000)       (2,388,000)
 Increase in deposits, patents and other assets           (298,000)         (259,000)
                                                      ------------      ------------
 Net cash flows provided by investing activities         4,877,000        15,650,000

Financing activities:
 Issuance of notes payable                              35,993,000         3,617,000
 Principal payments on capital leases and
    equipment notes payable                             (1,413,000)         (719,000)
 Issuance of common stock, net                           1,469,000         1,338,000
                                                      ------------      ------------
Net cash flows provided by financing activities         36,049,000         4,236,000

                                                      ------------      ------------
Increase in cash and cash equivalents                   12,093,000         3,144,000

Cash and cash equivalents at beginning of period        42,654,000        16,709,000
                                                      ------------      ------------
Cash and cash equivalents at end of period            $ 54,747,000      $ 19,853,000
                                                      ============      ============

Supplemental disclosure of cash flow information:
 Interest paid                                        $    295,000      $    197,000

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

1.  Summary of Significant Accounting Policies
    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at September 30, 1997, and for the three months and nine months ended September 30, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

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


2.   Notes Payable to Related Party

In September 1997, the Company received proceeds of approximately $30.6 million from a draw down under its development loan facility (the "Development Loan Facility") with Johnson & Johnson. The proceeds will be applied against the Company's one-half share of development expenses for pramlintide during the second through fourth quarters of 1997. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated fair value of the warrants has been accounted for as a discount from the face value of the note. The loan is repayable 12 months after approval of a new drug application for pramlintide out of 50% of the Company's one-half share of any pramlintide profits, subject to certain exceptions set forth in the Loan and Security Agreement dated as of June 20, 1995 (the "Loan Agreement") between the Company and Johnson and Johnson. The loan is secured by the Company's issued patents and patent applications relating to amylin. Funding available to the Company as of September 30, 1997 under the loan was $57.7 million, of which $30.6 million has been borrowed to date. This amount is subject to adjustment for certain events as set forth in the Loan Agreement.

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

     Since its inception in September 1987, Amylin Pharmaceuticals, Inc. ("Amylin Pharmaceuticals" or the "Company") has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin Pharmaceuticals has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of September 30, 1997, the Company's accumulated deficit was approximately $188.3 million.


RESULTS OF OPERATIONS

Revenue

     The Company had $9.1 million and $31.5 million of revenue for the three month and nine month periods ended September 30, 1997 as compared to $13.2 million and $23.9 million for the same periods in 1996. The revenues recognized in 1997 and 1996 were related to the Company's Collaboration Agreement dated as of June 20, 1995 (the Collaboration Agreement") with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson, hereinafter referred to as Johnson & Johnson. Revenues in 1997 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin and $9.0 million in license fee payments made by Johnson & Johnson during the first nine months of the year. The $9.0 million of license fee payments made by Johnson & Johnson included $6.0 million received in the first quarter of the year related to the exercise of Johnson & Johnson's option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of fuel metabolism disorders, including diabetes, and $3.0 million received in the second quarter of the year related to the exercise of Johnson & Johnson's option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of all human diseases. Revenues in 1996 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by Amylin and $7.0 million of milestone and option fee payments made to the Company in the third quarter of 1996. (See the "Liquidity and Capital Resources" section herein for further discussion of payments expected to be received by the Company in the future.)


Operating Expenses

     The Company's total operating expenses for the quarter ended September 30, 1997 increased to $25.3 million from $17.3 million for the same period in 1996. For the nine months ended September 30, 1997, operating expenses increased to $65.7 million from $47.3 million for the same period in 1996.

     Research and development expenses increased to $21.8 million for the three months ended September 30, 1997 as compared to $14.4 million for the same period in 1996. Research and development expenses for the nine months ended September 30, 1997 increased to $56.0 million from $40.1 million for the same period in 1996. The increase in these expenditures was primarily due to the costs of expanding pramlintide clinical development efforts. Several other factors also contributed to this increase, including increased staffing and increased facilities related expenses.

     General and administrative expenses increased to $3.5 million for the three months ended September 30, 1997 as compared to $2.9 million for the same period in 1996. General and administrative expenses for the nine months ended September 30, 1997 increased to $9.7 million from $7.2 million for the same period in 1996. The increase was primarily due to increased staffing, higher travel expenses and increased facilities related expenses.


Other Income and Expense

     Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.5 million for the quarter ended September 30, 1997 as compared to $0.4 million for the same period in 1996. Interest and other income increased to $1.9 million for the nine months ended September 30, 1997 from $1.6 million for the same period in 1996. The increase in interest and other income was primarily due to higher average cash reserves available for investment for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

     Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Collaboration Agreement, Johnson & Johnson has advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration, to be repaid with interest over time out of Amylin's share of future pramlintide profits if any. Interest and other expense increased to $0.2 million for the three months ended September 30, 1997 from $0.1 million for the same period in 1996. Interest and other expense increased to $0.7 million for the nine months ended September 30, 1997 from $0.3 million for the same period in 1996. The increase in interest and other expense reflects the overall higher long-term debt balance during the first nine months of 1997 as compared to 1996 as well as a provision of approximately $0.1 million made for the disposal of certain pieces of equipment.

Net Loss

     The net loss for the quarter ended September 30, 1997 was $15.9 million compared to a net loss for the same quarter in 1996 of $3.8 million. The increase in the net loss was due to decreased collaborative revenues and increased operating expenses during the third quarter of 1997 as compared to the same period in 1996. The Company incurred a net loss of $33.1 million for the nine months ended September 30, 1997 as compared to $22.1 million for the nine months ended September 30, 1996. The increase in the net loss for the nine month period was due to significantly increased operating expenses related to pramlintide development.

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

     In June 1995, the Company entered into the Collaboration Agreement for the development and commercialization of pramlintide, a diabetes drug candidate currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company simultaneously entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation (a wholly owned subsidiary of Johnson & Johnson and referred to herein as Johnson & Johnson) and the Loan Agreement.

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

     In September 1997, the Company received proceeds of approximately $30.6 million from a draw down under its development loan facility (the "Development Loan Facility") with Johnson & Johnson. The proceeds will be applied against the Company's one-half share of development expenses for pramlintide during the second through fourth quarters of 1997. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The loan is repayable 12 months after approval of a new drug application for pramlintide out of 50% of the Company's one-half share of any pramlintide profits, subject to certain exceptions set forth in the Loan and Security Agreement dated June 20, 1995 (the "Loan Agreement") between the Company and Johnson and Johnson. The loan is secured by the Company's issued patents and patent applications relating to amylin.

     In addition to the above mentioned payments and investment, Johnson & Johnson's financial commitment to the Company now includes the funding of 50% of development costs and 100% of pre-launch marketing costs (Amylin Pharmaceutical's one-half share to be repaid over time from future profits), as well as milestone payments, equity investments, and the Development Loan Facility for use in certain circumstances. The Company will apply all of the license fees, any cash milestone payments, 50% of the proceeds from Johnson & Johnson's equity investments and proceeds from draw downs under the Development Loan Facility towards its share of pramlintide development expenses.

     Funding available to the Company from Johnson & Johnson as of September 30, 1997 under the Development Loan Facility was $57.7 million, of which $30.6 million has been borrowed to date. The aggregate amount of the Development Loan Facility is subject to adjustment for certain events, e.g. increased by 50% of any future increases in the pramlintide development budget and decreased by 50% of the Company's net proceeds received from future debt or equity offerings to investors other than Johnson & Johnson or other corporate partners. The Company is required to issue a warrant to Johnson & Johnson to purchase 50,000 shares of the Company's common stock at an exercise price of $12.00 per share for every $1 million of proceeds borrowed by the Company under the Development Loan Facility. The Company is eligible in certain circumstances to make quarterly draw downs on the then available Development Loan Facility based on pramlintide development expenses during specified periods.

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

     As of September 30, 1997, Johnson & Johnson entities have made various financial payments to the Company totaling approximately $155 million. These payments primarily include funding of one half of the pramlintide development costs, draw downs from the Development Loan Facility, the purchase of $30 million of the Company's common stock, milestone and option fee payments, funding of pramlintide pre-marketing costs and license fees.

     At September 30, 1997, the Company had $64.7 million in cash, cash equivalents and short-term investments as compared to $62.1 million at December 31, 1996. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

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

     The Company currently leases or sub-leases approximately 99,000 square feet of space. At this time, the Company expects to incur approximately $5.9 million of capital expenditures in 1997. These expenditures will primarily be directed toward the purchase of new equipment to support research and development efforts and for tenant improvements for newly sub-leased space. In addition, some capital expenditures will be directed toward the purchase of equipment coming off of lease lines which will expire during the year. The Company has entered into a loan agreement for the financing of the majority of its equipment needs. The Company anticipates that it will utilize approximately $3.4 million of debt financing and $2.5 million of its own cash reserves for capital expenditures in 1997. The terms of the Company's loan agreement call for amounts drawn down under the loan to be repaid monthly over a four year period.

     The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. In addition to the funding of 50% of the Phase III studies and other ancillary studies in the pramlintide clinical program, the Company plans to expand its research and development pipeline by licensing new technologies and product candidates. The Company anticipates that its existing cash, including interest income from cash investments, and financial payments and loan facilities from Johnson & Johnson, will be adequate to satisfy the Company's capital requirements through the first half of 1999. As an alternative to the additional funding available through the Development Loan Facility, the Company may also consider additional equity offerings. Assuming continued participation by Johnson & Johnson, the Company believes it has reasonable alternatives to meet the financial needs of its programs. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company.

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

     Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on the Company's first product candidate, pramlintide. Subject to compliance with FDA and foreign authorities regulations, the Company plans to undertake extensive clinical testing to demonstrate optimal dose, safety, and efficacy for its product candidates in humans.

Recent Events in the Pramlintide Development Program

     In August 1997, Amylin Pharmaceuticals announced that two, one-year Phase III studies demonstrated that the Company's lead drug candidate, pramlintide, can improve metabolic control in insulin-using patients with diabetes. Metabolic benefits included improved glucose control without increased risk of hypoglycemia, and improved weight control and healthier cholesterol profiles.

     In the type 1 diabetes study, pramlintide's 12-month, intent-to-treat effects on lowering glucose and improving weight and cholesterol profiles were statistically significant and clinically meaningful.

     In a parallel type 2 diabetes study, the lowering of glucose on an intent-to-treat basis in two of the three pramlintide dose groups achieved statistical significance after six months, but not after 12 months. These results may not have achieved statistical significance due in part to the smaller number of patients per group in this study compared to the type 1 study.

     The Company believes that the glucose lowering effects observed in both studies were lower than expected for two reasons; (1) Patients with chronic blood glucose levels below the therapeutic intervention threshold recently published by the American Diabetes Association were admitted to both studies; since patients under reasonably good glucose control tend to be less responsive to any glucose lowering agent, their presence mitigated the population average effects, and (2) During the study patients receiving placebo tended to intensify their use of insulin, while patients receiving pramlintide tended to relax their use of insulin; since insulin alone lowers glucose concentrations, the Company believes that this variability in insulin dosing obfuscated the pramlintide drug effect.

     With respect to other, secondary endpoints, the Company believes that the studies showed health benefits important for treating diabetes. Pramlintide produced statistically significant and clinically relevant weight loss in all drug groups compared to placebo. In the type 1 study, pramlintide improved lipid profiles (the ratio of "good" cholesterol to "bad" cholesterol) in a clinically important way.

     The safety and tolerability profile of the product continued to be favorable with long-term dosing in these one-year studies. There was no increase in the incidence of severe hypoglycemia and no apparent increase in the frequency of other hypoglycemic events in the pramlintide treatment groups compared to placebo. An estimated 75% of patients completing the studies have chosen to continue open label dosing of pramlintide.

     Based upon observations during the conduct of these two initial studies, the study designs incorporated at the initiation of the other four ongoing Phase III trials were improved to focus on patients with poor glucose control (approximately 80% of insulin-using patients with diabetes) and to reduce the variability in insulin dosing. The Company raised the entry glycated hemoglobin (a measure of average glucose control over the prior 3 months) threshold for patients to correspond with American Diabetes Association guidelines for glucose control. To measure more clearly the effect of pramlintide without undue influence of insulin on metabolic control, the Company introduced new protocol designs which should result in stable insulin dosing in a higher percentage of enrolled patients. As a result of these protocol changes, the Company believes that the intent-to-treat results for glucose lowering will be more robust in the four ongoing PARADIGM trials.

     Based on analysis of the results from the one-year clinical trials announced in August 1997 and discussions with its commercial partner Johnson & Johnson, outside clinical consultants, and regulatory authorities, Amylin Pharmaceuticals has decided to expand the pramlintide development program in the following ways:

- Extend the duration of the two ongoing US Phase III studies to 12 months to further substantiate the durability of the pramlintide drug effect (and maintain the six-month duration of the two ongoing European Phase III studies),

- Increase the number of patients in the two ongoing studies in type 1 diabetes by approximately 20% to increase the probability of achieving statistical significance in certain prospectively defined subsets of patients, which may be most relevant from a clinical point of view, and

- Accelerate the initiation of two planned clinical-practice trials in type 1 and type 2 diabetes to evaluate the interrelationship of insulin and pramlintide dosing in order to improve drug labeling and thus assist physicians in optimizing patients' metabolic control when the two drugs are used in concert.

     The Company is currently enrolling patients in the ongoing four PARADIGM trials, which are summarized below:


STUDY NUMBER                           137-117           137-123            137-121           137-122
                                       -------           -------            -------           -------
Patients                               Type 1            Type 2             Type 1            Type 2
Location                               Euro              Euro               US                US
Duration                               6 mos.            6 mos.             12 mos.           12 mos.
# Evaluable Patients                   480               400                480               600
Completion of Enrollment               1Q98              1Q98               2Q98              2Q98

     While the Company expects the results of the European Phase III clinical trials in type 1 and type 2 diabetes in the fourth quarter of 1998, the expansion of the pramlintide development program has extended the estimated timeline for regulatory submissions by 12 to 18 months. The overall program should enable the Company to file stronger marketing application packages to the regulatory agencies, thus facilitating the approval process and optimizing the commercial launch of the drug. In this regard, the Company plans to submit the US and European regulatory filings during the first half of 2000.

     Since 1995 Amylin Pharmaceuticals has been collaborating with Johnson and Johnson to evaluate pramlintide's ability to improve metabolic control in insulin-using patients with diabetes. The collaboration agreement calls for Johnson & Johnson to provide to Amylin Pharmaceuticals a development loan facility for use in certain circumstances to cover the Company's share of pramlintide development expenses.

     Although the Company believes the initial Phase III clinical data about pramlintide's clinical value warrants continuing with the Phase III development program, there can be no assurance that these studies will confirm or improve the results of the initial Phase III studies to date or that the data will support regulatory approval of pramlintide. Further testing of pramlintide and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or the regulatory authorities may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products, if any, resulting from Amylin Pharmaceuticals' research and development programs are not expected to be commercially available for a number of years.

Patents

     The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. The Company has received letters from the University of Minnesota (the "University")and Per Westermark ("Westermark") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Westermark (the "University License Agreement"). In its letters, the University and Westermark claim that they are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Collaboration Agreement, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against any claims brought by the University and Westermark against the Company related to the foregoing. In addition, should any of the Company's competitors have prepared and filed patent applications in the United States which claim technology also invented by the Company, Amylin Pharmaceuticals may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

ITEM 2.  CHANGES IN SECURITIES


(c) On September 30, 1997 the Company received proceeds of $30,619,000 from a draw down under the Development Loan Facility with Johnson & Johnson. The loan carries an interest rate of 9.0%. In conjunction with the borrowing the Company issued to Johnson & Johnson a promissory note in the original principal amount of $30,619,000 and a warrant to purchase 1,530,950 shares of the Company's common stock at an exercise price of $12.00 per share which expires on September 29, 2007. The issuance of both the note and the warrant was exempted from registration with the Securities and Exchange Commission in accordance with
Section 4(2) of the Securities Act of 1933, as amended. See "Management's Discussion and Analysis --Liquidity and Capital Resources."

ITEM 6


          Exhibits and Reports Submitted on Form 8-K



     (a)  EXHIBITS. The exhibits listed below are filed with this report.

          10.35 Warrant Agreement between the Registrant and the Medical Research Council dated May 9, 1997.

          10.36 Promissory Note dated September 30, 1997 issued by the Registrant to Johnson & Johnson.

          10.37 Warrant Agreement between the Registrant and Johnson & Johnson dated September 30, 1997.

          27.1      Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                          AMYLIN PHARMACEUTICALS, INC.
                               September 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                        Amylin Pharmaceuticals, Inc.


Date: November 13, 1997                 By: /s/Marjorie T. Sennett
                                           --------------------------------
                                           Marjorie T. Sennett
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (on behalf of the registrant
                                           and as the registrant's
                                           principal financial officer)