Form 10-K405
period 1997-12-31
AMYLIN PHARMACEUTICALS INC
filed 1998-03-31
CIK 881464

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________ .

                         Commission file number 0-19700

                          Amylin Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)
                            ------------------------

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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (619) 552-2200

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 27, 1998 was $111,712,792.*

     The number of shares outstanding of the Registrant's Common Stock was 32,452,268 as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting is incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with (i) the Registrant's Registration Statement on Form S-1 (Registration No. 33-44195), as amended, (ii) certain Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal years ended December 31, 1992, 1993, 1994, 1995 and 1996 and (iii) the Registrant's Quarterly Report on Form 10-Q for the quarters ended June 30, 1996, September 30, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 are incorporated herein by reference into Part IV of this Report.
---------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 27, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein due to, among other things, the results of the Company's ongoing and planned clinical studies of pramlintide, the Company's ability to raise additional capital to finance its business operations through and following the first quarter of 1999, and the timing of filing for regulatory approval of pramlintide. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business below and the section entitled "Risk Factors" and "Management's Discussion of Financial Condition and Results of Operations," as well as those discussed in any documents incorporated herein by reference.

GENERAL

     Amylin Pharmaceuticals, Inc. ("AMYLIN" or the "Company") is focused on identifying and developing novel therapeutics for treating people with diabetes and other metabolic disorders. The Company is conducting Phase III clinical trials of its lead drug candidate, pramlintide, to establish its safety and efficacy for improving metabolic control in people with type 1 (juvenile-onset) and with type 2 (maturity-onset) diabetes requiring insulin therapy. This combined patient population comprises about seven million people in the major pharmaceutical markets. Pramlintide, a molecule that was invented and patented by the Company, is a synthetic analog of the human hormone amylin. The amylin hormone was discovered by the Company's co-founder Dr. Garth Cooper and Tony Willis while working together at Oxford University, and is the subject of a number of patents owned by the Company.

     Since June 1995, AMYLIN has been collaborating with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson (hereinafter "Johnson & Johnson") in developing pramlintide; however, in February 1998, AMYLIN was notified by Johnson & Johnson of its intention to withdraw from the collaboration at the end of August 1998. The Company was surprised by Johnson & Johnson's decision to withdraw since there had been no new clinical results since August 1997, and the Company's four ongoing Phase III clinical studies were continuing as planned. AMYLIN believes that Johnson & Johnson made a portfolio decision to invest its resources elsewhere.

     As structured, the Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one- half of all profits derived from pramlintide. As a result of Johnson & Johnson's withdrawal, Johnson & Johnson has relinquished all rights to share in any pramlintide profits. Both companies are obligated to continue to perform their obligations under the current agreement through the termination of the collaboration in late August 1998.

     AMYLIN is continuing to develop pramlintide and conduct its four ongoing pivotal Phase III clinical trials. Enrollment in the Company's two European Phase III clinical trials for type 1 and type 2 diabetes was completed in the first quarter of 1998, and AMYLIN plans to announce the results of these two six-month studies in the fourth quarter of this year. Enrollment in the Company's two one-year United States Phase III clinical trials for type 1 and type 2 diabetes is continuing and the Company expects complete enrollment in those studies in mid-1998. Results from the two U.S. trials are expected in the third quarter of 1999.

     The Company believes that Europe offers the earliest market opportunity for pramlintide. Thus, Amylin plans to file its first marketing application in Europe for type 1 diabetes during the first half of 1999. The Company then plans to file a marketing application in Europe for type 2 diabetes in the first half of 2000, subject to European approval for type 1 diabetes. The Company also plans on filing a New Drug Application in the United States for type 1 and type 2 diabetes during the first half of 2000.

     Based on 36 completed and ongoing clinical studies involving about 5,000 patients, the Company believes that pramlintide should aid insulin-using patients in achieving better control of their metabolic functions. The

Company expects treatment outcomes to include improved glucose control without increased hypoglycemia, improved weight control, and healthier cholesterol profiles. In the Company's view, pramlintide's excellent safety and tolerability profile appears to be consistent with its mechanism of action, which replaces the effects of a disease-induced hormone deficiency.

     Since its inception, the Company has spent over $300 million building its integrated drug discovery and development expertise. With its lead drug candidate now well advanced in clinical development, AMYLIN has broadened its research pipeline and is developing other potential drug candidates for treating metabolic disorders, including diabetes, obesity and dyslipidemia, and for treating cardiovascular risk-factors associated with the development of atherosclerosis. Although certain of these research programs have been slowed down in order to conserve the Company's financial resources, the Company these programs have the potential to provide the Company with additional product candidates.

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

     Diabetes occurs when the pancreas no longer produces enough insulin, a hormone that regulates the metabolism of blood-glucose. In type 1 (juvenile-onset) diabetes, which afflicts about 10% of all people with diagnosed diabetes in developed countries, the pancreatic beta-cells that make insulin have been destroyed. In the more prevalent form of diabetes, type 2 (maturity-onset), the beta-cells are unable to produce enough insulin to compensate for patients' poor sensitivity to insulin in glucose-using tissues (a condition called insulin resistance). In both type 1 and type 2 diabetes, the insulin deficiency results in abnormally high blood-glucose concentrations, a condition called hyperglycemia which is an important cause of the degenerative complications associated with diabetes, including blindness, kidney failure and nerve damage. In addition, many authorities believe hyperglycemia plays a role in the development of heart disease.

     Since its discovery in 1921, insulin replacement therapy has played a central role in treating diabetes. For people with type 1 diabetes, insulin injections are essential, since these patients would otherwise die. For people with type 2 diabetes, oral medications that either stimulate greater insulin production or enhance insulin sensitivity may improve metabolic control. However, as many as 20% of people with newly diagnosed type 2 diabetes do not respond to oral therapy. Moreover, type 2 patients who do respond to oral therapy become progressively resistant over time, with as many as 10% each year ceasing to derive a therapeutic benefit. Thus, an estimated 40% of people diagnosed with type 2 diabetes are using insulin injections to manage their disease. The Company estimates that in the major pharmaceutical markets as many as two million people with type 1 diabetes and five million people with type 2 diabetes use insulin to help control their blood-glucose concentrations.

     Despite over 75 years of efforts to improve insulin therapy, most people with diabetes have great difficulty achieving optimal glucose control with insulin alone. For superior glucose control, each insulin injection must be adjusted to reflect the person's pre-meal blood-glucose concentration and the carbohydrate content of the meal. These adjustments require multiple finger-pricks each day for glucose monitoring. Aggressive efforts to bring blood-glucose concentration down into the normal range using intensive insulin therapy increase the risk of blood-glucose concentration falling too low, a condition called hypoglycemia which can cause unpleasant and dangerous effects that include sweating, disorientation, personality changes, coma, convulsions, and even death. To avoid hypoglycemia, many people with diabetes maintain above normal blood-glucose concentrations, but thereby increase their risk of degenerative complications from the disease.

     In June 1993, the National Institutes of Health announced the results of the Diabetes Control and Complications Trial ("DCCT"). This decade-long, prospective study of over 1,400 people with type 1 diabetes established the importance of glucose control as a determinant of long-term risk of degenerative complications. The quality of glucose control for each DCCT participant was determined by measuring the proportion of blood-hemoglobin which had chemically combined with blood-glucose to form glycated hemoglobin (%HbA1c). This measurement is a recognized indicator of average blood-glucose concentration over the three- to four-month period prior to testing, and lower %HbA1c values are indicative of better glucose control. In healthy, non-diabetic individuals, %HbA1c is usually below about 6.0, which therefore is an outcome goal for diabetes therapy. However, very few patients with diabetes are able to maintain normal %HbA1c values, and the American Diabetes Association ("ADA") has recommended that steps be taken to improve glucose control when patients' %HbA1c values exceed 8.0.

     This ADA intervention guideline is based on data from the DCCT which showed definitively that the risk of degenerative complications is greatly reduced if blood-glucose concentrations in people with type 1 diabetes can be brought closer to normal. However, the intensive insulin therapy used to achieve this benefit had several side effects and disadvantages, including (1) a three-fold increase in severe hypoglycemia compared with the control group, (2) an average weight gain of 10 to 15 pounds per patient, (3) a highly burdensome treatment regimen requiring strict patient compliance, and (4) intensive and costly support from diabetes care-givers. As a result of these side effects and disadvantages, most people using insulin currently are unable to achieve normal blood-glucose concentrations. In view of the health problems and economic costs associated with this failure to achieve optimal glucose control, the Company believes that significant value would result from a new medicine that could safely improve glucose control without imposing unacceptable treatment and cost burdens.

     Although the DCCT study involved people with type 1 diabetes only, many experts believe that the conclusions of that study concerning the benefits of glucose control are also applicable to people with type 2 diabetes.

  AMYLIN: THE PARTNER HORMONE IN GLUCOSE CONTROL

     In 1987, researchers at the University of Oxford announced their discovery that the pancreatic beta-cells which make insulin also produce a second peptide, amylin. In the years since amylin's discovery, extensive research in animals and humans has generated data consistent with the idea that amylin is a partner hormone to insulin:

     - Rising blood-glucose concentrations stimulate increases in blood concentrations of amylin, so that both amylin and insulin concentrations normally increase after meals.

     - Amylin exerts biological effects relevant to maintaining normal glucose metabolism, including initiation of satiety, regulation of nutrient transit through the gastrointestinal tract, pancreatic secretion of digestive enzymes, and suppression of post-meal glucagon (a pancreatic hormone which stimulates liver production of glucose).

     - In people with diabetes who need insulin therapy, both the endogenous insulin and amylin responses are deficient.

     The Company was founded to undertake research and development aimed at the potential therapeutic implications of the amylin discovery. To this end, the Company began preclinical research with the hormone amylin and its analogs in late 1987. Since 1992, the Company has been conducting clinical studies to determine whether replacing the desired actions of amylin -- using pramlintide, a synthetic chemical analog of human amylin -- can safely improve metabolic control in people with diabetes.

INITIAL PHASE III CLINICAL RESULTS

     The Company is performing extensive clinical trials aimed at understanding the effects of amylin replacement therapy in patients with diabetes. Almost 1,700 patients have been enrolled in 28 completed and ongoing Phase I and II studies designed to measure safety parameters, mechanisms of action, interactions with insulin and oral drugs, and effects on post-meal glucose metabolism. The completed and ongoing Phase III studies are scheduled to enroll over 3,400 patients in order to establish safety and efficacy in chronic dosing of pramlintide for 6- to 12-month periods. This Phase III program comprises six double-blind, placebo-controlled studies (two for each type of diabetes in the U.S., and one for each type in Europe) and two open-label, long-term safety studies. In addition, the Company is sponsoring certain open label extensions of the Phase III placebo-controlled trials to study other longer-term effects. Approximately 75% of subjects who have completed the Phase III studies have elected to participate in these extension studies.

     In August 1997, AMYLIN announced results from the two initial Phase III studies: the Company interpreted the outcomes as positive in type 1 diabetes and encouraging in type 2 diabetes. Pramlintide improved glucose control without increased hypoglycemia, and it improved weight control and cholesterol profiles for many patients. These studies also extended pramlintide's excellent safety and tolerability profile to dosing of up to 12 months. The most common drug-related side effect in the studies was initial transient nausea, which in most patients was relatively mild and usually dissipated during the initial 14 days of treatment; only at the highest drug dose in the type 2 study was the patient dropout rate different from the dropout rate in the placebo group.

     The Company believes that the results from these initial Phase III studies of pramlintide effects on %HbA1c were confounded by patients who increased their insulin doses during the course of the studies. Because insulin exerts a strong glucose lowering effect, changes in insulin dosing can be expected to obfuscate the pramlintide drug effect and affect the difference in glucose endpoints between the placebo (insulin only) and drug (insulin plus pramlintide) treatment groups. To isolate better the pramlintide drug effect, protocol modifications were incorporated in the Company's four ongoing Phase III clinical studies. The Company believes these design changes will likely produce more robust glucose outcomes for purposes of marketing registrations. See "-- Remaining Phase III Clinical Program."

  RESULTS IN TYPE 1 DIABETES

     In August 1997, the Company released the results from its first Phase III clinical study involving type 1 diabetics. The study was a double-blind, placebo controlled study and involved 477 patients for a 12-month treatment period. The pramlintide dosing regimen was 30 micrograms four-times daily, with certain patients escalating to 60 micrograms at 20 weeks.

     Type 1 patients who self-administered pramlintide together with insulin for 12 months experienced a statistically significant, average reduction in %HbA1c of about 0.3 compared to patients in the placebo group who received only insulin. Pramlintide patients achieved this improvement without any increase in the frequency or severity of hypoglycemia. In fact, the incidence of severe hypoglycemia (requiring assistance and/or medical intervention) was lower in the drug group, an important potential benefit if this finding is replicated in the ongoing Phase III studies. In contrast, intensification of insulin therapy to lower average blood glucose increases the risk of hypoglycemia.

     The 0.3 reduction in %HbA1c represents a useful improvement for many patients with type 1 diabetes. However, AMYLIN believes that this result did not properly isolate pramlintide's effect on %HbA1c from the glucose-lowering effects of insulin, and that pramlintide's effect on %HbA1c should be higher in patients with relatively poor glucose control. Consequently, the Company has revised several design parameters of the ongoing type 1 studies. See
"-- Remaining Phase III Clinical Program." The Company believes that the outcome of these design changes may be better in light of the glucose-lowering results for relevant patient subgroups in the initial type 1 study.

     In addition to improved glucose control, type 1 patients who received pramlintide also experienced other metabolic benefits that were statistically significant. Patients receiving pramlintide lost weight, while the insulin-only group gained weight. In contrast, weight gain is a usual side effect of intensifying insulin therapy to improve glucose control. Also, patients in the treatment group improved their cholesterol profiles over the course of the 52-week study as compared to the patients in the control group receiving only insulin. Both obesity and inappropriate cholesterol levels are risk factors for cardiovascular disease, the leading cause of mortality among patients with diabetes.

  RESULTS IN TYPE 2 DIABETES

     In August 1997, the Company also released the results from its first Phase III clinical study involving type 2 diabetics. The study was a double-blind, placebo controlled study and involved 539 patients for a 12-month treatment period. The pramlintide dosing regimen was 30 micrograms, 75 micrograms, and 150 micrograms three-times daily.

     Insulin-using patients with type 2 diabetes who added pramlintide to their therapeutic regimen appeared to improve their glucose control. %HbA1c reductions at 12 months were about 0.2 at 75 (micro)g and about 0.3 at 150 mg doses of drug compared to placebo; however, these results did not achieve statistical significance. The Company believes these results would have been statistically significant if the number of patients enrolled in the study had been larger. For the same reasons as in the type 1 diabetes studies, the Company believes that revisions incorporated in the ongoing type 2 studies may result in more robust effects on %HbA1c. See "-- Remaining Phase III Clinical Program."

     Type 2 patients who received pramlintide for 12 months benefited from a statistically significant reduction in body weight ranging from 3.7 pounds to
7.0 pounds, depending on dose, compared to patients receiving insulin alone. Weight loss is particularly important in type 2 diabetes, because most patients with this disorder are obese, and obesity exacerbates insulin resistance. Intensification of insulin therapy to overcome this resistance and the use of certain popular oral hypoglycemic agents typically lead to weight gain. Therefore, breaking this obesity cycle would be particularly important in managing type 2 diabetes. Due to the limited amount of fasting cholesterol data available at baseline, conclusions regarding cholesterol profiles could not be drawn for type 2 patients.

  REMAINING PHASE III CLINICAL PROGRAM

     In order to create study designs that will better isolate the pramlintide drug effect in patients with poor glucose control, and thus enhance regulatory filings, the Company has incorporated important design changes in the four ongoing blinded trials (two six-month studies in Europe and Canada, and two one-year studies in the United States):

     - The Company raised the %HbA1c patient entry threshold to (greater than or equal to)8.0. This criterion conforms the studies with the ADA guideline for therapeutic intervention. Analysis of the initial
       Phase III results indicated that excluding patients who have achieved good control with insulin alone may result in more robust %HbA1c responses to pramlintide administration.

     - The Company instituted a number of protocol changes aimed at stabilizing insulin dosing so that the relevant effects of pramlintide on %HbA1c can be better measured. These changes include:

        - three-month lead-in periods during which patients who vary their insulin dosing by more than (plus or minus)10% can be identified and excluded;

        - blinding of %HbA1c data, with values to be reported to caregivers only when %HbA1c trends require treatment intervention for safety reasons; and

        - persistent attention by caregivers and patients to stabilizing insulin dosing over the course of the studies.

     - The Company decided to define in a prospective manner relevant patient subgroups which isolate the beneficial therapeutic effects of pramlintide from those of insulin. For example, one important subgroup excludes patients who increased their insulin dosing during the studies. These patient subgroup analyses can be relevant to the global assessment of pramlintide by both regulatory authorities and medical experts, if they are defined before the clinical studies are unblinded.

     Data from the initial Phase III studies and previous studies suggest that different pramlintide dosing regimens may further enhance patient convenience. Therefore, two- and three-times-per-day dosing regimens are being studied in the ongoing Phase III studies. To support the regulatory filing package, in the future the Company may conduct clinical-practice trials in type 1 and type 2 diabetes to evaluate the interrelationship of insulin and pramlintide dosing for optimizing patients' metabolic control when the two drugs are used in concert.

     Until Johnson & Johnson's decision to withdraw from the collaboration, the regulatory strategy for pramlintide was based on plans for global filings in both type 1 and type 2 diabetes during the first half 2000. However, as the Phase III trials have proceeded, Amylin scientists and its advisors have grown more confident that available data may support an earlier European filing for use by type 1 patients. Also, the European Phase III studies are scheduled for completion ahead of the ongoing U.S. Phase III studies. Thus, Amylin plans to file its first marketing application in Europe for type 1 diabetes during the first half of 1999.

     The Company plans to file a marketing application in Europe for type 2 diabetes in the first half of 2000, subject to European approval for type 1 diabetes. The Company also plans to file a New Drug Application ("NDA") in the United States for type 1 and type 2 diabetes during the first half of 2000.

     AMYLIN believes that, when used in conjunction with insulin, pramlintide should help many patients with diabetes to achieve better control of metabolic functions, including lower %HbA1c concentrations without increased hypoglycemia, improved weight control, and more favorable lipid profiles. Pramlintide's excellent safety and tolerability profile appears to be consistent with the concept of replacing the desired actions of a naturally occurring human hormone.

     If the ongoing Phase III studies meet expectations, the Company believes they will provide the basis of marketing approval of pramlintide as the first new drug for improving metabolic control in type 1 diabetes since the discovery of insulin over 75 years ago.

     The Company also believes that pramlintide may become an important part of the armamentarium of drugs available for type 2 diabetes, as pramlintide's novel mechanism of action is complementary to existing oral hypoglycemic agents. In addition, physicians increasingly are using polytherapy -- multiple drug regimens -- to treat type 2 diabetes. AMYLIN believes that, in addition to improved glucose control, pramlintide may offer a unique profile of metabolic benefits that would be useful in this population of patients who suffer disproportionately from obesity and coronary artery disease.

OTHER RESEARCH AND DEVELOPMENT ACTIVITIES

     AMYLIN has developed a business strategy of in-licensing potential drug candidates for metabolic disease as well as developing product candidates from internal research programs. The metabolic components of diabetes, obesity and dyslipidemia are linked in many ways that may allow the Company to leverage its decade of expertise to move new metabolic drugs into the clinic. The Company is working on the following research and development programs not related to pramlintide. Although certain of these research programs have been slowed down in order to conserve the Company's financial resources, the Company these programs have the potential to provide the Company with additional product candidates.

  DIABETES/EXENDIN

     The Company's second drug candidate is a natural peptide, exendin, which mimics the effects of glucose-lowering hormone, glucagon-like peptide-1, and which may have important pharmaceutical advantages over natural GLP-1. Exendin stimulates insulin secretion only in the presence of high blood glucose levels. Clinical trials for exendin are scheduled to begin in 1998.

  ATHEROSCLEROSIS/LLAS

     AMYLIN is in preclinical development with a new class of small molecules that are lipid-lowering anti-oxidants (LLAs). These compounds have demonstrated in animal models prevention of atherosclerosis (arterial plaque) and may also be useful for prevention of restenosis.

  OBESITY/UCP3

     The Company's scientist have discovered a molecule expressed only in skeletal muscle, uncoupling protein 3, which diverts nutrient calories into heat formation. The screening program has yielded a number of small-molecule hits that are potential candidates for causing weight loss without effecting appetite.

  OBESITY/NAS

     Using animal models developed for amylin research, the Company has been searching for new adipocyte signals that are selectively activated in fat cells when metabolic stress occurs. This work has yielded a number of potential molecular targets that may lead to new drugs for treating obesity.

STRATEGIC ALLIANCES

     AMYLIN'S commercial strategy is to develop products both independently and in collaboration with established pharmaceutical and biotechnology companies. Where appropriate, the Company seeks to complement its internal efforts with collaborative arrangements. These commercial partners may provide financial resources, research and manufacturing capabilities, and marketing infrastructure to aid in the development and commercialization of AMYLIN'S potential drug discoveries. The Company evaluates, on an ongoing basis, potential collaborative relationships with established pharmaceutical and biotechnology companies.

  JOHNSON & JOHNSON

     In June 1995, AMYLIN and Johnson & Johnson entered into a worldwide collaboration Agreement (the "Collaboration Agreement") to develop and commercialize pramlintide. As of December 31, 1997, Johnson & Johnson has made payments to AMYLIN totaling approximately $163 million. These payments included funding of one half of the pramlintide development costs, draw downs from the Development Loan Facility (the "Development Loan Facility") under a loan and security agreement (the "Loan Agreement"), the purchase of $30 million of the Company's common stock, milestone and option fee payments, funding of pramlintide pre-marketing costs, and license fees.

     In February 1998, the Company was given six-months notice by Johnson & Johnson of its intention to withdraw from the collaboration. AMYLIN was surprised by Johnson & Johnson's decision to withdraw, as there had been no new clinical results since August 1997, and the four ongoing Phase III studies were continuing as planned. AMYLIN believes that Johnson & Johnson made a portfolio decision to invest resources elsewhere.

     As structured, the Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from pramlintide. As a result of Johnson & Johnson's withdrawal, Johnson & Johnson has relinquished all rights to share in any pramlintide profits. During the remaining six months of the collaboration, both companies are obligated to continue to perform their obligations under the Collaboration Agreement. When the collaboration terminates in late August 1998, all product and other rights associated with pramlintide and related compounds will be returned to AMYLIN.

     In conjunction with the collaboration, the Company received proceeds of approximately $30.6 million from a draw down under the Development Loan Facility with Johnson & Johnson. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The loan is repayable 12 months after approval of a new drug application for pramlintide out of 50% of the Company's pramlintide profits, if any, subject to certain exceptions set forth in the Loan Agreement. The loan is secured by the Company's issued patents and patent applications relating to amylin.

     At December 31, 1997, Johnson & Johnson's Common Stock ownership represented approximately 10.7% of the Company's Common Shares outstanding. See "Risk Factors -- Future Capital Needs."

  HOECHST MARION ROUSSEL

     In March 1997, the Company entered into a Technology License Agreement (the "License Agreement") with Hoechst Marion Roussel, pursuant to which the Company was granted exclusive worldwide rights to a series of orally active lipid-lowering antioxidant compounds which are being evaluated for their ability to improve cardiovascular risk factors associated with the development of atherosclerosis and restenosis.

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

PATENTS, PROPRIETARY RIGHTS, AND LICENSES

     The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of its business. AMYLIN also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to enforce its issued patents and its rights to proprietary information and technology. The Company reviews third-party patents and patent applications in its fields of endeavor, both to shape its own patent strategy and to identify useful licensing opportunities.

     Much of the research into the role of the hormone amylin in healthy and diseased states has been undertaken by the Company and its collaborators. Consequently, the Company has been able to create a comprehensive intellectual property estate which the Company believes covers relevant commercial aspects of amylin physiology, including methods of treatment, compositions of matter, discovery methodologies, and manufacturing techniques. In recognition of inventions made by the Company, the United States Patent and Trademark Office recently issued a patent which covers the Company's lead clinical compound, pramlintide, as well as other synthetic amylin agonist molecules. U.S. Patent No. 5,686,411, entitled "Amylin Agonist Peptides and Uses Therefor," was issued to the Company on November 11, 1997, and has a seventeen year term until November 11, 2014. Counterpart applications to this patent are pending in various other territories in the world, including Europe, Canada and Japan.

     The Company is currently in litigation with the University of Minnesota and Dr. Per Westermark who claim that the Company's patented pramlintide invention falls within a United States patent allegedly owned by them that is directed to a different, tumor-derived molecule called "Insulinoma Amyloid Polypeptide." The Company believes that the claims since made by the University and Westermark in this litigation are without merit. The Company intends to defend vigorously against the claims made by the University and Westermark in this litigation. See "Legal Proceedings."

     At December 31, 1997, the Company owned or held exclusive rights to 24 issued U.S. patents. In addition, AMYLIN owns or has exclusive rights to 26 patent applications pending with the U.S. PTO. The Company has 10 pending and nine issued U.S. patents relevant to the development and commercialization of pramlintide. AMYLIN also has filed foreign counterparts of certain of these issued patents and applications in many countries. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. All commercial rights to these patents and patent applications are held by the Company or, in some cases, jointly with Johnson & Johnson. There can be no assurance that patents will issue from any of the still-pending applications.

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

     The Company currently has no facilities to manufacture clinical trial or commercial supplies of pramlintide and currently relies on third parties to do so. The Company has selected manufacturers which it believes comply with Good Manufacturing Practice ("GMP") and other regulatory standards. Under the terms of the collaboration with Johnson & Johnson, AMYLIN has been responsible for arranging for the manufacture of pramlintide during the development phase, while Johnson & Johnson was to be responsible for manufacturing during the commercial phase. The Company currently uses three external suppliers for synthetic chemical manufacture of pramlintide bulk drug, and one supplier and Johnson & Johnson for fill-finish activities. All manufacturing activities undertaken by Johnson & Johnson as part of the collaboration will be transitioned to AMYLIN in connection with the termination of the agreement. In light of Johnson & Johnson's decision to terminate the collaboration, the Company will seek another corporate partner or work with third party contract suppliers with capabilities for the commercial manufacture of pramlintide. The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with GMP and other applicable domestic and foreign regulations. However, the Company is dependent upon third party manufacturers to comply reliably with such procedures and regulations. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity or timeliness.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of pramlintide and in the Company's ongoing research and development activities. All of the Company's potential products, including pramlintide, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal, and in some cases state, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals and the subsequent compliance with applicable federal and state statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product revenue, royalty revenue or profit sharing payments.

     The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND application, which must be reviewed by the FDA before proposed clinical trials can begin. Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase III, large-scale, multicenter, adequate and well-controlled, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of pramlintide, the results of the preclinical testing and clinical trials are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application ("NDA") for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, or at all.

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

MARKETING AND SALES

     As a result of Johnson & Johnson's decision to withdraw from the collaboration, the Company is now in the process of redefining its strategy for bringing pramlintide to market on a global basis.

     One outcome of this redefinition has been the decision to file first a European registration dossier for the type 1 indication. See "-- Initial Phase III Clinical Results -- Remaining Phase III Clinical Program." Because European patients with diabetes are usually under the care of specialized diabetes clinics, the Company believes that this market may be accessible to a relatively small marketing and sales group.

     The Company believes that a marketing collaboration with one or more commercial partners may be necessary to promote the patient acceptance of amylin replacement therapy using pramlintide in the leading pharmaceutical markets. The Company is continuing to explore marketing arrangements with third parties.

COMPETITION

     Although competitive activity in the diabetes market is intense, the Company believes that pramlintide will occupy a special niche within the available drug armamentarium. Pramlintide is aimed at restoring the desired actions of a human hormone that is missing or deficient in people with diabetes who use insulin, and hormone replacement therapy is a well established treatment concept. In the case of type 1 diabetes, the Company believes that pramlintide is the only drug candidate in late stage clinical development for improving metabolic control. In the case of type 2 diabetes, many patients are unable to achieve satisfactory glucose and weight control with available oral drugs or insulin, and the Company believes that pramlintide's initial Phase III data point to a unique profile of metabolic benefits for these patients. Since diabetes is a heterogeneous disease with many degenerative complications, it is believed that polytherapy will increasingly be used to arrest its relentless progression, and the Company believes that pramlintide's mechanisms of action are unique and complementary to those of other hypoglycemic agents.

     Subcutaneous injections of pramlintide are relatively straightforward for patients who are already self-injecting insulin. About 75% of subjects completing pramlintide's Phase III studies have opted to continue open-label dosing. Moreover, assuming clinical utility is established, alternative delivery routes and mechanisms may be feasible based on the current dosing requirements and chemical characteristics of pramlintide.

     Nevertheless, pramlintide may compete with several established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals which target the same diseases to which pramlintide is targeted, and several product candidates are in Phase III clinical trials or in registration. These companies may develop and introduce products competitive with or superior to pramlintide. Such competitive or potentially competitive products include troglitazone, and if indications for pramlintide's use are expanded to people with diabetes who do not use insulin, may also include metformin, acarbose, bromocriptine and other oral hypoglycemic agents such as sulfonylureas.

     The Company's competition will be determined in part by the indications for which the Company's products are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which AMYLIN or any future corporate partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price and patent position.

EMPLOYEES

     As of December 31, 1997, AMYLIN had 278 full-time equivalent employees, of whom 52 hold Ph.D. or Sc.D. degrees and eight hold M.D. degrees (four of whom also hold Ph.D.s). A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. AMYLIN believes that it has been highly successful in attracting skilled and experienced scientific personnel. None of the Company's employees is covered by collective bargaining agreements and management considers relations with its employees to be good.

     In March 1998 the Company began the process of restructuring its business by reducing its workforce by about 25% and reducing other non-personnel related expenses. This restructuring was initiated due to Johnson & Johnson's decision to withdraw and is part of a program aimed at extending the Company's operating capital. The Company believes that the principle impact of the restructuring will be to slow down its preclinical research and development programs and to defer certain market development efforts for pramlintide.

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

CLINICAL ADVISORY BOARD

Charles M. Clark, Jr., M.D.       Professor of Medicine and Pharmacology,
                                  Indiana University School of Medicine;
                                  Co-Director of Regenstrief Institute;
                                  Past President of American Diabetes Association
Stefano Del Prado                 Associate Director of Metabolic Diseases,
                                  Servizio di Diabetologia
                                  Padova, Italy
Arnold Greis                      Professor
                                  Diabetes-Forschungs-Institut
                                  Dusseldorf, Germany
Harry Keen, M.D., F.R.C.P.        Emeritus Professor of Human Metabolism and Diabetes,
                                  Guys and St. Thomas Hospitals, London;
                                  Honorary President of International Diabetes Foundation
Harold E. Lebovitz, M.D.          Professor of Medicine,
                                  SUNY Health Science Center at Brooklyn
Pierre Lefebvre, M.D., Ph.D.      Head of Diabetes, Nutrition and Metabolic Disorders
                                  Division, University of Liege Hospital, Belgium;
                                  Past President of European Association for the Study of
                                  Diabetes

Jay Skyler, M.D.                  Professor of Medicine, University of Miami, Department of
                                  Medicine
Fred W. Whitehouse, M.D.          Division Head, Endocrinology and Metabolism, Henry Ford
                                  Hospital; Past President of American Diabetes Association

SCIENTIFIC ADVISORY BOARD

Timothy J. Rink, M.D., Sc.D.      Chairman and Chief Executive Officer, Aurora Biosciences
                                  Corporation
Sydney Brenner, C.H.,             Director of Molecular Genetics Unit, Medical Research
                                  Council,
M.D., D. Phil, F.R.C.P.           University of Cambridge; Fellow, Royal Society; Foreign
                                  Associate, National Academy of Sciences
C. Nicholas Hales, M.D. Ph.D.,    Professor of Clinical Biochemistry, University of Cambridge
F.R.C.P
Michael R. Hanley, Ph.D.          Professor of Biological Chemistry, University of California,
                                  Davis
Walter M. Lovenberg, Ph.D.        President, Lovenberg Associates, Inc., CEO and Director of
                                  Helicon Therapeutics, Inc., and Past Executive Vice
                                  President for R&D, Marion Merrell Dow, Inc.
Iain C. Macintyre, M.D., Ph.D.    Associate Director, The William Harvey Institute, St.
                                  Bartholomew's Hospital Medical College
John Dennis McGarry, Ph.D.        Professor of Internal Medicine and Biochemistry, University
                                  of Texas, Southwestern Medical Center
Sir Philip Randle, M.D.,          Professor Emeritus of Clinical Biochemistry, University of
Ph.D., F.R.C.P.                   Oxford; Fellow, Royal Society

BUSINESS ADVISORS

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

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business above and in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, as well as those discussed in any documents incorporated herein by reference.

     Technological Uncertainty; Reliance on Single Drug Candidate in Clinical Development. All of the Company's products are in research or development, and no revenues have been generated from product sales. To date, the Company's resources have been dedicated primarily to the research and development of potential pharmaceutical products relating to the amylin hormone to treat metabolic disorders. The physiology of fuel metabolism is highly complex, and the causes of metabolic disorders, such as diabetes, are not fully known. Although the Company believes that preclinical, Phase II and initial Phase III clinical data support the Company's belief that amylin plays an important role in the regulation of metabolism, there can be no assurance that the Company's theories are correct or that its product candidates will be effective in the treatment of metabolic disorders. Although the Company believes the initial Phase III clinical data about pramlintide's clinical value warrants continuing with the Phase III development program, there can be no assurance that these studies will confirm or improve upon the results of the initial Phase III studies to date or that the data will support regulatory approval of pramlintide.

     Pramlintide is the only product candidate that the Company currently has in human clinical studies. The Company's research and development programs other than pramlintide are at an early stage. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. There can be no assurance that the Company's research will lead to the discovery of any additional product candidates or that pramlintide or any such potential products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be produced in commercial quantities at acceptable costs or be marketed successfully. If pramlintide does not successfully complete clinical testing and meet applicable regulatory requirements or is not successfully marketed, the Company may not have the financial resources to continue research and development of other product candidates. See "Business -- Initial Phase III Clinical Results" and "-- Other Research and Development Activities."

     Future Capital Needs; Uncertainty of Additional Funding. As discussed previously, the Company's collaborative relationship with Johnson & Johnson will be terminated in August 1998. Accordingly, the Company must find alternate sources of capital to complete the development and commercialization of pramlintide. The Company's future capital requirements will depend on many factors, including the results of its six-month European Phase III clinical trials (expected in the fourth quarter of 1998), the ability of the Company to establish one or more development and/or commercialization collaborations for its pramlintide program, progress with its other ongoing and new preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in its non-pramlintide research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and the costs of manufacturing scale-up. The Company anticipates that its existing cash, including interest income from cash investments, and financial commitments from Johnson & Johnson during the termination notice period, will be adequate to satisfy the Company's capital requirements into the first quarter of 1999. If results of the Company's two, six-month European clinical trials for pramlintide are positive, the Company believes that it should be able to raise additional funds through other corporate partnerships, equity offerings, debt offerings, and/or investor partnerships. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company. In the event amylin is unable to obtain additional financing, the Company may not have the financial resources to continue research and development of pramlintide or any of the Company's other product candidates.

     Uncertainty Associated with Clinical Trials; Government Regulation. Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the United States Food and Drug Administration ("FDA") and equivalent foreign authorities. Subject to compliance with applicable regulations, the Company is undertaking extensive clinical testing to demonstrate optimal dose, safety and efficacy for its product candidates. The Company has completed two of six planned Phase III studies and is currently conducting the remaining four Phase III efficacy studies on the Company's first product candidate, pramlintide. In the Phase III studies, the Company is testing whether treatment with pramlintide can improve metabolic control in patients with diabetes who use insulin. The Company plans to initiate human clinical testing on exendin in 1998. Further testing of pramlintide and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or applicable regulatory authorities may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or such regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products, if any, resulting from AMYLIN's research and development programs are not expected to be commercially available for a number of years. See "Business -- Initial Phase III Clinical Results."

     The time required for completing such clinical testing and obtaining such regulatory approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon FDA regulatory review of each submitted New Drug Application ("NDA") and changes in FDA policies during the period of product development. Similar delays may also be encountered in other countries. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Moreover, prior to receiving regulatory approval to market its products, the Company may have to demonstrate that its products represent improved forms of treatment over existing therapies. If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturers and its manufacturing facilities are subject to continual review and periodic inspections and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. See "Business -- Initial Phase III Clinical Results" and "-- Government Regulation."

     Termination of Johnson & Johnson Collaboration. In late February 1998, Johnson & Johnson provided the Company with six-months notice of its intention to terminate their collaboration for the development and commercialization of pramlintide. Johnson & Johnson's financial and other obligations under the Collaboration Agreement will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 AMYLIN initiated the process of restructuring its operations by reducing its workforce by approximately 25% and reducing other non-personnel related expenses. The Company is continuing to evaluate its business operations during the restructuring process.

     As a result of Johnson & Johnson's notice of its intention to terminate the collaboration, the Company will assume full responsibility for certain product development, marketing and manufacturing functions that were being undertaken by Johnson & Johnson. The transition of those functions to the Company will require the cooperation of third party service providers and manufacturers and Johnson & Johnson. There can be no assurance that third party service providers and manufacturers will cooperate in the transition of such services or functions or that such transitions will proceed in a timely or cost effective manner.

     History of Operating Losses. The Company has experienced significant operating losses since its inception in 1987. As of December 31, 1997, the Company had an accumulated deficit of approximately $209.7 million. The Company expects to incur significant additional operating losses over the next several years. Substantially all of the Company's revenues to date have been derived from development funding, license fees and milestone payments under collaborative agreements and from interest income. To date, the Company has not received any revenues from product sales. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market its products.

     Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its products and technologies both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. As of December 31, 1997, the Company owned or held exclusive rights to 24 issued U.S. patents. In addition, AMYLIN owns or has exclusive rights to 26 patent applications pending with the U.S. Patent and Trademark Office (the "U.S. PTO"). The Company intends to file additional applications as appropriate for patents covering both its products and processes. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. The Company has filed foreign counterparts of certain of its issued and pending applications in many countries. There can be no assurance that patents will issue from any of these applications or, if patents do issue, that claims allowed on issued patents will be sufficient to protect the Company's technology. In addition, there can be no assurance that patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

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

     The Company has received letters from the University of Minnesota (the "University") and Per Westermark ("Westermark") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Westermark (the "University License Agreement"). The University Patent is directed to a different, tumor-derived molecule called "Insulinoma Amyloid Polypeptide." In its letters, the University and Westermark claim that they are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Collaboration Agreement, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against claims that have now been brought against the Company related to the foregoing.

     If patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     In order to protect its proprietary technology and processes, AMYLIN also relies in part on confidentiality agreements with its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Business -- Patents, Proprietary Rights, and Licenses."

     Competition; Technological Change. Other products are currently in development or exist in the market that may compete directly with the products that the Company is seeking to develop and market. Various products are available to treat type 2 diabetes, including sulfonylureas, metformin, acarbose, troglitazone and other compounds. In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. There can be no assurance that the Company's products, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over such other products or that the Company's products will offer an economically feasible alternative to such existing products.

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

     Reliance on Third-Party Manufacturers; Manufacture of Pramlintide in Commercial Quantities. The manufacturing of sufficient quantities of new drugs is a time consuming and complex process. The Company currently has no facilities for the manufacture of clinical trial or commercial supplies of pramlintide. The Company currently relies on third parties to manufacture pramlintide for preclinical testing and clinical trials. Pramlintide has not yet been manufactured on a commercial scale. In light of Johnson & Johnson's decision to terminate its Collaboration with the Company, AMYLIN will likely need to find another corporate partner or work with contract suppliers who have the capabilities for the commercial manufacture of pramlintide. All manufacturing facilities must comply with applicable regulations of the FDA. No assurance can be given that the Company, alone or together with a new corporate partner, will be able to make the transition to commercial production. The Company has established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that the Company's products are manufactured in accordance with current good manufacturing practices ("GMP") and other applicable domestic and foreign regulations. However, the Company is dependent upon contract manufacturers to comply reliably with such procedures and regulations. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity or timeliness. See "Business -- Manufacturing."

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

     Absence of Sales and Marketing Organization. The Company has limited experience in market development and no experience in sales, marketing or distribution. To market any of its products directly, the Company must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability. To this end, the Company believes that it will likely need to find a corporate partner who can provide primary responsibility for commercialization of pramlintide, if approved by regulatory authorities. There can be no assurance that the Company will be able to find such a corporate partner, or that such a corporate partner will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products.

     Uncertainty of Pharmaceutical Pricing and Reimbursement. AMYLIN's ability to commercialize its products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing pramlintide to the market, there can be no assurance that it will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell pramlintide on a competitive basis. This could have a material adverse effect on the Company's business.

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

     Volatility of Stock Price. The market prices for securities of biopharmaceutical and biotechnology companies, including AMYLIN, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Given the uncertainty of the Company's future funding and the pending Phase III clinical results expected during the fourth quarter of 1998, the Company expects that there may be increased volatility of its stock price, above that which it has historically experienced, during the next twelve months. In addition, factors such as fluctuation in the Company's operating results, announcements of clinical trial results, technological innovations or new commercial therapeutic products by the Company or its competitors, governmental policy or regulation, developments in patent or other proprietary rights, developments in the Company's relationships with collaborative partners, public concern as to the safety of drugs developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock.

ITEM 2. PROPERTIES

     AMYLIN's administrative offices and research laboratories are located in San Diego and Oxford, U.K. The Company occupies an 87,000 square foot headquarters campus in San Diego under a lease which expires in 2004; the Company has two consecutive options to renew the lease. Each option is for an additional five-year period. The facility contains office space and a laboratory designed specifically for metabolic research. The Company has also sub-leased an additional 14,000 square feet of office and laboratory space in the vicinity of the Company's headquarters. The sub-lease expires in June 1998; the Company has two options to renew the sub-lease. Each option is for an additional six- month period. In addition, the Company leases a 35,500 square foot facility in San Diego where its product development operations are located under a lease which expires in June 2000; the Company has two options to renew this lease. Each option is for an additional two-year period. AMYLIN EUROPE LIMITED, a wholly owned subsidiary, occupies approximately 4,400 square feet of office space in Oxford, U.K.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has received letters from the University of Minnesota (the "University")and Per Westermark ("Westermark") asserting that pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the

Company, the University and Westermark (the "University License Agreement"). The University Patent is directed to a different, tumor-derived molecule called "Insulinoma Amyloid Polypeptide." In its letters, the University and Westermark claim that they are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Collaboration Agreement, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against the claims that have now been brought against the Company related to the foregoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Amylin Pharmaceuticals, Inc.'s common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the ticker symbol "AMLN." The high and low closing prices (as reported by NASDAQ) for the Company's common Stock for each quarter during the last two fiscal years were as follows:

                                       FISCAL YEAR 1997      FISCAL YEAR 1996
                                      ------------------    ------------------
                                       HIGH        LOW       HIGH        LOW
                                      -------    -------    -------    -------
First Quarter.....................    $16.625    $11.875    $13.500    $ 9.250
Second Quarter....................     14.000     10.000     12.250      9.000
Third Quarter.....................     15.500      6.875     13.625      8.125
Fourth Quarter....................      9.750      4.750     13.500     10.750

     As of March 13, 1998 there were approximately 1,107 shareholders of record. The Company has not declared any dividends and does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                1997           1996           1995           1994           1993
                                            ------------   ------------   ------------   ------------   ------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues under collaborative agreements:
  Related party...........................  $ 42,609,000   $ 35,803,000   $ 17,045,000             --             --
  Other...................................            --             --             --   $    500,000   $    667,000
                                            ------------   ------------   ------------   ------------   ------------
                                              42,609,000     35,803,000     17,045,000        500,000        667,000
Expenses:
  Research and development................    82,281,000     64,998,000     39,337,000     30,255,000     18,988,000
  General and administrative..............    15,592,000     10,420,000      8,318,000      6,383,000      4,387,000
                                            ------------   ------------   ------------   ------------   ------------
                                              97,873,000     75,418,000     47,655,000     36,638,000     23,375,000
Net interest income.......................       637,000      1,828,000      1,341,000      1,637,000      2,195,000
                                            ------------   ------------   ------------   ------------   ------------
Net loss..................................  $(54,627,000)  $(37,787,000)  $(29,269,000)  $(34,501,000)  $(20,513,000)
                                            ============   ============   ============   ============   ============
Net loss per share -- basic and diluted...  $      (1.70)  $      (1.31)  $      (1.23)  $      (1.71)  $      (1.15)
                                            ============   ============   ============   ============   ============
Shares used in calculating of net loss per
  share -- basic and diluted..............    32,155,761     28,744,822     23,853,606     20,184,875     17,867,399

CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments.............................  $ 52,748,000   $ 62,123,000   $ 53,521,000   $ 29,149,000   $ 56,250,000
Working capital...........................    31,303,000     46,691,000     45,268,000     26,209,000     54,435,000
Total assets..............................    65,338,000     73,533,000     61,949,000     37,306,000     62,029,000

Long term obligation under capital leases
  and long term equipment notes payable...     3,047,000      1,990,000      1,410,000      2,177,000        819,000
Long term note payable to related party...    33,933,000      4,345,000      1,020,000             --             --
Accumulated deficit.......................  (209,732,000)  (155,105,000)  (117,318,000)   (88,049,000)   (53,548,000)
Total stockholders' equity................     4,649,000     48,534,000     49,754,000     30,869,000     58,162,000

     Since its inception the Company has never declared a cash dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the description of the Company's business above, and the section titled "Risk Factors", as well as those discussed in any documents incorporated herein by reference.

     Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of December 31, 1997, the Company's accumulated deficit was approximately $210 million.

     Since June 1995, the Company and Johnson & Johnson have been collaborating on the development and commercialization of pramlintide, a diabetes drug candidate in Phase III clinical trials. As of December 31, 1997 Johnson & Johnson entities made various financial payments to the Company totaling $163 million. In late February 1998, Johnson & Johnson provided the Company with six-months notice of its intention to terminate their collaboration. Johnson & Johnson's financial and other obligations under the Collaboration Agreement will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 Amylin initiated the process of restructuring its operations by reducing its workforce by approximately 25% and reducing other non-personnel related expenses. The Company believes that its ongoing restructuring will permit the Company to finance its current operations into the first quarter of 1999.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  REVENUE

     The Company's revenues were $42.6 million in 1997, $35.8 million in 1996 and $17.0 million in 1995. The revenues recognized in each of the years are related to the Company's Collaboration Agreement with Johnson & Johnson. Revenues in 1997 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by AMYLIN and $9.0 million in option fee payments made by Johnson & Johnson during the year. The $9.0 million payments made by Johnson & Johnson included $6.0 million related to the exercise of Johnson & Johnson's option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of fuel metabolism disorders, including diabetes, and $3.0 million related to the exercise of Johnson & Johnson's option to broaden the scope of the collaboration with the Company to include all amylin agonists for the treatment of all human diseases. Revenues in 1996 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by the Company during the year and $7.0 million in milestone and option fee payments paid in the third quarter of the year. Revenues in 1995 were comprised of Johnson & Johnson's one-half share of collaboration development expenses incurred by the Company along with a license fee which was paid at the signing of the agreements.

  OPERATING EXPENSES

     The Company's total operating expenses increased to $97.9 million in 1997 from $75.4 million in 1996 and $47.7 million in 1995, primarily due to increases in research and development activities during those periods.

     Research and development expenses increased to $82.3 million in 1997 from $65.0 million in 1996 and $39.3 million in 1995. The increase in these expenditures was primarily due to the costs of expanding pramlintide clinical development efforts. Several other factors also contributed to this increase, including increased staffing and increased facilities related expenses.

     General and administrative expenses increased to $15.6 million in 1997 from $10.4 million in 1996 and $8.3 million in 1995. Several factors contributed to the increase including increased pre-launch marketing efforts, increased staffing to support expanded development efforts, and increased facilities expenditures.

  OTHER INCOME AND EXPENSE

     Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income increased to $2.6 million in 1997 from $2.3 million in 1996 and $1.6 million in 1995. The increase was primarily due to an overall higher average cash balance available for investment between the years.

     Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Company's Collaboration Agreement with Johnson & Johnson, Johnson & Johnson has advanced the Company's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration. Separately, in September 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for pramlintide during the second through fourth quarters of 1997. In conjunction with the borrowing under the Development Loan Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock. The estimated value of the warrants will be amortized to interest expense over the life of the Development Loan Facility. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the Company's Loan Agreement with Johnson & Johnson and will be repaid with interest over time out of the Company's share of future pramlintide profits, if any, subject to certain exceptions set forth in the Loan Agreement. Interest and other expense was $2.0 million in 1997 as compared to $0.4 million in 1996 and $0.3 million in 1995. The increase in interest expense was primarily due to the interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan.

  NET LOSS

     The net loss for the year ended December 31, 1997 was $54.6 million as compared to $37.8 million in 1996 and $29.3 million in 1995. The increase in the net loss over this three year period was the result of the Company's expanded clinical development and product development efforts in support of pramlintide.

     AMYLIN expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including preclinical and clinical testing of product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

     In September 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were applied against the Company's one-half share of development expenses for pramlintide incurred during the second through fourth quarters of 1997. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The loan is repayable 12 months after approval of a new drug application for pramlintide out of 50% of the Company's pramlintide profits, subject to certain exceptions set forth in the Loan Agreement. The loan is secured by the Company's issued patents and pending patent applications relating to amylin.

     In late February 1998, Johnson & Johnson provided the Company six-months notice of its intention to terminate their collaboration. All product rights held by the collaboration will be returning to AMYLIN following the termination of the collaboration. Johnson & Johnson's financial and other obligations under the Collaboration Agreement will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 AMYLIN initiated the process of restructuring its operations by reducing its workforce by approximately 25% and reducing other non-personnel related expenses. The Company believes that its ongoing restructuring will permit the Company to finance its current operations into the first quarter of 1999.

     Prior to Johnson & Johnson's notification of its intent to terminate the collaboration, the regulatory strategy for pramlintide was based on plans for global filings in both type 1 and type 2 diabetes during the first half of 2000. However, as the Phase III trials have proceeded, AMYLIN scientists and advisors have concluded that available data should support an earlier European filing for use by type 1 patients. In the major pharmaceutical markets, there are about two-million type 1 patients for whom the only important glucose-control drug is insulin. The Company believes that Europe offers the earliest market opportunity. Thus, AMYLIN aims to file its first marketing application in Europe for type 1 diabetes during the first half of 1999 and, subject to approval of this indication, plans to submit regulatory filings in Europe for type 2 diabetes in the first half of 2000.

     The Company plans to file a New Drug Application in the United States during the first half of 2000 for type 1 and type 2 diabetes. The acceleration of the regulatory filing in Europe for type 1 diabetes will require a significant dedication of resources, including financial resources, to that program.

     At December 31, 1997, the Company had $52.7 million in cash, cash equivalents and short-term investments as compared to $62.1 million at December 31, 1996. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

     The Company intends to use its financial resources for the ongoing development of pramlintide, including the Phase III clinical trials, for the expansion of its exendin research program, and for other general corporate purposes. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, research activities to further explore amylin biology, and research and development of other compounds targeted at metabolic diseases. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

     As of December 31, 1997, the Company leased or sub-leased approximately 99,000 square feet of space. At this time, the Company expects to incur less than $1.0 million of capital expenditures in 1998. These expenditures will primarily be directed toward the purchase of new equipment to support research and development efforts and for tenant improvements.

     The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. The Company cash resources will be directed toward the funding of the Phase III studies and other ancillary studies in the pramlintide clinical program, and on the initiation of human clinical trials on exendin in 1998. The Company plans to continue advancing its expanded research and development pipeline when resources permit. The Company anticipates that pending the completion of its corporate restructuring, its existing cash, including interest income from cash investments, and financial commitments from Johnson & Johnson during the termination notice period, will be adequate to satisfy the Company's capital requirements into the first quarter of 1999. The Company believes that if the results of its two six-month European clinical trials for pramlintide are positive it should be able to raise additional funds through other corporate partnerships, equity offerings, debt offerings, and/or investor partnerships. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company. In the event Amylin is unable to obtain additional financing, the Company may not have the financial resources to continue research and development of pramlintide or any of the Company's other product candidates.

     The Company cannot assure that any of its drug candidates will successfully meet all of their development goals. Important technical milestones remain to be achieved before the Company can commercialize any of its products, and failure to achieve these milestones could seriously jeopardize the Company's chances of success and its financial condition would be adversely affected. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in preparing regulatory submissions and seeking regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patents, the costs of defending against litigation, competing technological and market developments, the ability of the Company to establish collaborative arrangements for its other research and development programs, and the cost of manufacturing scale-up.

     Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on the Company's first product candidate, pramlintide, and the Company plans to initiate human clinical testing on exendin in 1998. Subject to compliance with FDA and foreign authorities regulations, the Company plans to undertake extensive clinical testing to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although the Company believes the initial Phase III clinical data about pramlintide's clinical value warrants continuing with the Phase III development program, there can be no assurance that these studies will confirm or improve the results of the initial Phase III studies to date or that the data will support regulatory approval of pramlintide. Further testing of pramlintide and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or the regulatory authorities may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products, if any, resulting from Amylin's research and development programs are not expected to be commercially available for a number of years.

     The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. The Company is currently in litigation with the University of Minnesota and Per Westermark. See "Legal Proceedings."

     In addition, it is uncertain whether any unasserted third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to prevail in any litigation or to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

YEAR 2000 ISSUE

     The Company is currently developing a plan to provide assurances that its systems and software infrastructure are Year 2000 compliant. Key financial, information and operation systems will be assessed and plans will be developed to address required system modifications. Given the relatively small size of the Company's systems and the relatively new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether the firms and vendors that it does business with currently and in the future have systems that are Year 2000 compliant. To the extent that these firms and vendors would be unable to provide services and ship products, the Company's operations could be affected. However, management does not believe that Year 2000 changes will have a material impact on the Company's business and financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          AMYLIN PHARMACEUTICALS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........    27
Audited Consolidated Financial Statements
Consolidated Balance Sheets.................................    28
Consolidated Statements of Operations.......................    29
Consolidated Statement of Stockholders' Equity..............    30
Consolidated Statements of Cash Flows.......................    31
Notes to Consolidated Financial Statements..................    32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amylin Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

January 23, 1998,
except for the last paragraph of Note 5, as to which the date is March 2, 1998

                          AMYLIN PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1997             1996
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $  46,903,000    $  42,654,000
  Short-term investments....................................      5,845,000       19,469,000
  Receivable from related party.............................        966,000        2,089,000
  Other current assets......................................      1,298,000        1,142,000
                                                              -------------    -------------
          Total current assets..............................     55,012,000       65,354,000
Property and equipment, at cost:
  Equipment.................................................     14,707,000       11,480,000
  Leasehold improvements....................................      4,763,000        3,349,000
                                                              -------------    -------------
                                                                 19,470,000       14,829,000
  Less accumulated depreciation and amortization............    (10,860,000)      (8,075,000)
                                                              -------------    -------------
                                                                  8,610,000        6,754,000
Patents and other assets at cost, net.......................      1,716,000        1,425,000
                                                              -------------    -------------
                                                              $  65,338,000    $  73,533,000
                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   5,278,000    $   4,829,000
  Accrued liabilities, including other deferred revenue.....     10,606,000        4,628,000
  Deferred collaborative revenue from related party.........      6,357,000        7,954,000
  Current portion of notes payable to unrelated parties.....      1,240,000          722,000
  Current portion of obligations under capital leases.......        228,000          531,000
                                                              -------------    -------------
          Total current liabilities.........................     23,709,000       18,664,000
Note payable and capital lease obligations..................      3,047,000        1,990,000
Note payable to related party...............................     33,933,000        4,345,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 7,500,000 shares
     authorized, none issued and outstanding................             --               --
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 32,394,433 and 31,977,186 issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................         33,000           32,000
  Additional paid-in capital................................    215,245,000      204,800,000
  Accumulated deficit.......................................   (209,732,000)    (155,105,000)
  Deferred compensation.....................................       (893,000)      (1,177,000)
  Unrealized losses on short-term investments...............         (4,000)         (16,000)
                                                              -------------    -------------
          Total stockholders' equity........................      4,649,000       48,534,000
                                                              -------------    -------------
                                                              $  65,338,000    $  73,533,000
                                                              =============    =============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenues under collaborative agreements
  from related party.............................  $ 42,609,000    $ 35,803,000    $ 17,045,000
Expenses:
  Research and development.......................    82,281,000      64,998,000      39,337,000
  General and administrative.....................    15,592,000      10,420,000       8,318,000
                                                   ------------    ------------    ------------
                                                     97,873,000      75,418,000      47,655,000
                                                   ------------    ------------    ------------
Loss from operations.............................   (55,264,000)    (39,615,000)    (30,610,000)
Interest and other income........................     2,613,000       2,274,000       1,640,000
Interest and other expense.......................    (1,976,000)       (446,000)       (299,000)
                                                   ------------    ------------    ------------
Net loss.........................................  $(54,627,000)   $(37,787,000)   $(29,269,000)
                                                   ============    ============    ============
Basic net loss per share.........................  $      (1.70)   $      (1.31)   $      (1.23)
                                                   ============    ============    ============
Shares used in computing net loss per share --
   basic and diluted.............................    32,155,761      28,744,822      23,853,606
                                                   ============    ============    ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                                                                 NOTES          UNREALIZED
                             COMMON STOCK        ADDITIONAL                                    RECEIVABLE     GAINS(LOSSES)
                         --------------------     PAID-IN       ACCUMULATED      DEFERRED         FROM        ON SHORT-TERM
                           SHARES     AMOUNT      CAPITAL         DEFICIT      COMPENSATION   STOCKHOLDERS     INVESTMENTS
                         ----------   -------   ------------   -------------   ------------   ------------   ----------------
Balance at December 31,
  1994.................  20,828,328   $21,000   $120,222,000   $ (88,049,000)  $  (616,000)     $(21,000)       $(687,000)
Issuance of common
  stock in private
  placement............   1,086,957     1,000      7,477,000              --            --            --               --
Issuance of common
  stock in public
  offerings............   6,010,769     6,000     38,969,000              --            --            --               --
Issuance of common
  stock upon exercise
  of options...........      91,785        --        409,000              --            --            --               --
Repayment of notes
  receivable for
  issuance of common
  stock................          --        --             --              --            --        21,000               --
Deferred compensation
  related to stock
  options..............          --        --        (83,000)             --        83,000            --               --
Amortization of
  deferred
  compensation.........          --        --             --              --       533,000            --               --
Unrealized gain on
  available-for-sale
  securities...........          --        --             --              --            --            --          737,000
Net loss...............          --        --             --     (29,269,000)           --            --               --
                         ----------   -------   ------------   -------------   -----------      --------        ---------
Balance at December 31,
  1995.................  28,017,839    28,000    166,994,000    (117,318,000)           --            --           50,000
Issuance of common
  stock in public
  offering.............   2,012,500     2,000     18,767,000              --            --            --               --
Issuance of common
  stock in private
  placement............   1,500,000     1,000     14,999,000              --            --            --               --
Issuance of common
  stock upon exercise
  of options...........     446,847     1,000      1,967,000              --            --            --               --
Deferred compensation
  related to stock
  options..............          --        --      2,073,000              --    (2,073,000)           --               --
Amortization of
  deferred
  compensation.........          --        --             --              --       896,000            --               --
Unrealized loss on
  available-for-sale
  securities...........          --        --             --              --            --            --          (66,000)
Net loss...............          --        --             --     (37,787,000)           --            --               --
                         ----------   -------   ------------   -------------   -----------      --------        ---------
Balance at December 31,
  1996.................  31,977,186    32,000    204,800,000    (155,105,000)   (1,177,000)           --          (16,000)
Issuance of common
  stock upon exercise
  of options...........     417,247     1,000      2,100,000              --            --            --               --
Deferred compensation
  related to stock
  options..............          --        --        261,000              --      (261,000)           --               --
Amortization of
  deferred
  compensation.........          --        --             --              --       545,000            --               --
Discount on Note
  Payable related to
  grant of common stock
  warrants.............          --        --      8,084,000              --            --            --               --
Unrealized gain on
  available-for-sale
  securities...........          --        --             --              --            --            --           12,000
Net loss...............          --        --             --     (54,627,000)           --            --               --
                         ----------   -------   ------------   -------------   -----------      --------        ---------
Balance at December 31,
  1997.................  32,394,433   $33,000   $215,245,000   $(209,732,000)  $  (893,000)     $     --        $  (4,000)
                         ==========   =======   ============   =============   ===========      ========        =========


                             TOTAL
                         STOCKHOLDERS'
                            EQUITY
                         -------------
Balance at December 31,
  1994.................  $ 30,870,000
Issuance of common
  stock in private
  placement............     7,478,000
Issuance of common
  stock in public
  offerings............    38,975,000
Issuance of common
  stock upon exercise
  of options...........       409,000
Repayment of notes
  receivable for
  issuance of common
  stock................        21,000
Deferred compensation
  related to stock
  options..............            --
Amortization of
  deferred
  compensation.........       533,000
Unrealized gain on
  available-for-sale
  securities...........       737,000
Net loss...............   (29,269,000)
                         ------------
Balance at December 31,
  1995.................    49,754,000
Issuance of common
  stock in public
  offering.............    18,769,000
Issuance of common
  stock in private
  placement............    15,000,000
Issuance of common
  stock upon exercise
  of options...........     1,968,000
Deferred compensation
  related to stock
  options..............            --
Amortization of
  deferred
  compensation.........       896,000
Unrealized loss on
  available-for-sale
  securities...........       (66,000)
Net loss...............   (37,787,000)
                         ------------
Balance at December 31,
  1996.................    48,534,000
Issuance of common
  stock upon exercise
  of options...........     2,101,000
Deferred compensation
  related to stock
  options..............            --
Amortization of
  deferred
  compensation.........       545,000
Discount on Note
  Payable related to
  grant of common stock
  warrants.............     8,084,000
Unrealized gain on
  available-for-sale
  securities...........        12,000
Net loss...............   (54,627,000)
                         ------------
Balance at December 31,
  1997.................  $  4,649,000
                         ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss.........................................  $(54,627,000)   $(37,787,000)   $(29,269,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................     2,865,000       2,345,000       2,069,000
  Deferred revenue from related party............    (1,597,000)      3,336,000       4,618,000
  Deferred rent and other expense................       (17,000)        (25,000)        (25,000)
  Amortization of deferred compensation..........       545,000         896,000         533,000
  Amortization of warrants issued with debt......       299,000              --              --
  Changes in operating assets and liabilities:
     Receivable from related party...............     1,123,000      (1,866,000)       (223,000)
     Other current assets........................      (156,000)        130,000           6,000
     Accounts payable............................       449,000       3,352,000         302,000
     Accrued liabilities.........................     5,995,000       1,750,000         765,000
                                                   ------------    ------------    ------------
Net cash flows used in operating activities......   (45,121,000)    (27,869,000)    (21,224,000)
INVESTING ACTIVITIES:
Purchases of short-term investments..............   (15,541,000)    (38,972,000)    (38,208,000)
Maturities of short-term investments.............    19,005,000      29,642,000      11,326,000
Sales of short-term investments..................    10,172,000      26,607,000      12,595,000
Purchase of equipment and leasehold
  improvements...................................    (4,641,000)     (3,278,000)     (1,999,000)
Increase in deposits, patents and other assets...      (371,000)       (313,000)       (124,000)
                                                   ------------    ------------    ------------
Net cash flows provided by (used in) investing
  activities                                          8,624,000      13,686,000     (16,410,000)
FINANCING ACTIVITIES:
Issuance of notes payable........................    40,467,000       5,379,000       1,020,000
Principal payments on capital leases and
  equipment notes payable........................    (1,822,000)       (988,000)       (921,000)
Issuance of common stock, net....................     2,101,000      35,737,000      46,883,000
                                                   ------------    ------------    ------------
Net cash flows provided by financing
  activities.....................................    40,746,000      40,128,000      46,982,000
                                                   ------------    ------------    ------------
Increase in cash and cash equivalents............     4,249,000      25,945,000       9,348,000
Cash and cash equivalents at beginning of
  period.........................................    42,654,000      16,709,000       7,361,000
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period.......  $ 46,903,000    $ 42,654,000    $ 16,709,000
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid....................................  $    411,000    $    281,000    $    290,000
                                                   ============    ============    ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business activity

     Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") was incorporated in Delaware on September 29, 1987. The Company is focused on developing novel therapeutics for people with metabolic disorders. The Company is conducting a series of Phase III clinical trials of its leading drug candidate, Pramlintide, which is being developed to improve glucose control in people with Type I (juvenile-onset) and Type II (maturity-onset) diabetes who use insulin.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

  Research revenues under collaborative agreements and research and development expenses

     Research revenues under collaborative agreements are recorded when earned as research activities are performed. Payments in excess of amounts earned are deferred. Research and development costs are expensed as incurred.

  Cash, cash equivalents and short-term investments

     Cash, cash equivalents and short-term investments consist principally of U.S. government securities and other highly liquid debt instruments. The Company considers instruments with remaining maturities of less than 90 days when purchased to be cash equivalents.

  Concentration of credit risk

     The Company invests its excess cash in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed.

  Investments

     The Company has classified its debt securities as available-for-sale, and accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

  Depreciation and amortization

     Depreciation of equipment is computed using the straight-line method over two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment. Patents consist of patent filing costs which are amortized over the estimated economic life of the patents when issued.

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

  Net loss per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of Statement No. 128 had no effect on the Company's financial statements.

  Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New accounting standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

 2. INVESTMENTS

     The following is a summary of investments as of December 31, 1997 and 1996, including $37,211,000 and $31,543,000 classified as cash equivalents in the accompanying balance sheets as of December 31, 1997 and 1996, respectively. All respective investments mature in less than one year.

                                                         AVAILABLE-FOR-SALE SECURITIES
                                             ------------------------------------------------------
                                                              GROSS         GROSS
                                                            UNREALIZED    UNREALIZED     ESTIMATED
                                                COST          GAINS         LOSSES      FAIR VALUE
                                             -----------    ----------    ----------    -----------
DECEMBER 31, 1997
U.S. Treasury securities and obligations of
  U.S. government agencies.................  $21,832,000     $     --     $   (3,000)   $21,829,000
Other debt securities......................   21,228,000           --         (1,000)    21,227,000
                                             -----------     --------     ----------    -----------
Total......................................  $43,060,000     $     --     $   (4,000)   $43,056,000
                                             ===========     ========     ==========    ===========

                                                         AVAILABLE-FOR-SALE SECURITIES
                                             ------------------------------------------------------
                                                              GROSS         GROSS
                                                            UNREALIZED    UNREALIZED     ESTIMATED
                                                COST          GAINS         LOSSES      FAIR VALUE
                                             -----------    ----------    ----------    -----------
DECEMBER 31, 1996
U.S. Treasury securities and obligations of
  U.S. government agencies.................  $21,955,000     $     --     $  (13,000)   $21,942,000
Other debt securities......................   29,073,000           --         (3,000)    29,070,000
                                             -----------     --------     ----------    -----------
Total......................................  $51,028,000     $     --     $  (16,000)   $51,012,000
                                             ===========     ========     ==========    ===========

     The gross realized gains on sales of available-for-sale securities totaled $1,000 and $29,000 and the gross realized losses totaled $3,000 and $5,000 for the years ended December 31, 1997 and 1996, respectively.

 3. COMMITMENTS

  Leases

     The Company leases its facilities and certain machinery and equipment under operating and capital leases. The minimum annual rent on the Company's facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs. Certain equipment leases require the Company to provide the lessor with a guaranteed residual at the end of the lease term at which time title to the equipment passes to the Company.

     Minimum future annual obligations for operating leases for years ending after December 31, 1997 are as follows:

1998............................................  $ 2,339,000
1999............................................    2,682,000
2000............................................    2,632,000
2001............................................    2,601,000
Thereafter......................................    7,460,000
                                                  -----------
          Total minimum lease payments..........  $17,714,000
                                                  ===========

     Rent expense for 1997, 1996, and 1995 was $2,697,000, $2,315,000, and
$2,283,000, respectively.

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

  Debt

     As of December 31, 1997, the Company had an outstanding loan of $190,000 for financing of equipment and tenant improvements. The loan is payable over forty-eight months which commenced on February 1, 1995. Payments include principal and monthly interest of prime plus 1.75% (10.25% at December 31, 1997) of the outstanding principal balance. Principal payments due for 1998 and 1999 are $175,000 and $15,000, respectively. The loan agreement contains provisions for the complete repayment of any outstanding principal balance should the Company's cash balances fall below certain minimum levels.

     In 1996, the Company entered into a master line of credit agreement (as amended) to provide up to $5,000,000 of net financing for standard equipment through December 31, 1997. As of December 31, 1997, the Company had an outstanding loan balance of $4,097,000. Borrowings under each loan schedule are payable over forty-eight months to include principal and monthly interest based on the average of three and five-year U.S. Treasury maturities (approximately 10.20% at December 31, 1997). Principal payments due in 1998 through 2001 are $1,065,000, $1,184,000, $1,211,000, and $637,000, respectively. The credit agreement provides the lender with a security interest in all equipment financed under the line.

     In November 1997, the Company entered into a commitment agreement to enter into a financing agreement which will provide up to $2,700,000 of financing for equipment purchases. Borrowings under this agreement will be payable over a sixty month period with principal payments commencing on January 1, 1999. Monthly interest payments will be calculated based on prime plus 0.5% of the outstanding principal balance and will commence with any outstanding balance in 1998. The credit agreement provides the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit should the Company's cash balances fall below certain minimum levels.

 4. STOCKHOLDERS' EQUITY

  Stock Purchase Plan

     In November 1991, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), under which 500,000 shares of common stock may be issued to eligible employees, including officers. The price of common stock under the Purchase Plan is equal to the lessor of 85% of the market price on the effective date of an employee's participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 1997, 302,391 shares of common stock had been issued under the plan.

  Stock Options

     Under the Company's 1991 Stock Option Plan (the "Plan"), 7,000,000 shares of common stock are reserved for issuance upon exercise of options granted to employees and consultants of the Company. The Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. Additionally, the Company is authorized to issue supplemental stock options for up to 70,000 options outside of the Plan. The maximum term of all options granted is ten years.

     Under the company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan") 350,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to Non-Employee Directors of the Company.

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

     The following table summarizes option activity:

                                                    SHARES
                                                    UNDER       WEIGHTED AVERAGE
                                                    OPTION       EXERCISE PRICE
                                                  ----------    ----------------
Outstanding at December 31, 1994................   3,523,636         $ 8.08
  Granted.......................................   3,152,238         $ 5.14
  Exercised.....................................     (21,331)        $ 3.29
  Cancelled.....................................  (2,346,310)        $ 8.48
                                                  ----------         ------
Outstanding at December 31, 1995................   4,308,233         $ 5.74
  Granted.......................................   1,927,796         $10.58
  Exercised.....................................    (404,671)        $ 4.46
  Cancelled.....................................    (331,576)        $ 9.43
                                                  ----------         ------
Outstanding at December 31, 1996................   5,499,782         $ 7.31
  Granted.......................................     566,914         $11.94
  Exercised.....................................    (376,826)        $ 4.71
  Cancelled.....................................    (327,231)        $ 8.48
                                                  ----------         ------
Outstanding at December 31, 1997................   5,362,639         $ 7.91
                                                  ==========         ======

     At December 31, 1997, 1,150,054 shares remained available for grant or sale.

     Following is a further breakdown of the options outstanding as of December 31, 1997:

                                                                           WEIGHTED
                                                                            AVERAGE
                                   WEIGHTED      WEIGHTED                  EXERCISE
                                    AVERAGE      AVERAGE                   PRICE OF
    RANGE OF         OPTIONS       REMAINING     EXERCISE     OPTIONS       OPTIONS
EXERCISE PRICES    OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE   EXERCISABLE
----------------   -----------   -------------   --------   -----------   -----------
$ 2.00                286,702        3.88         $ 2.00       286,702      $ 2.00
$ 4.50  - $ 6.75    1,899,605        6.28         $ 4.84     1,676,398      $ 4.79
$ 6.875 - $10.00    1,380,874        8.13         $ 7.96       577,585      $ 7.85
$10.25  - $14.875   1,795,458        8.24         $12.06       758,489      $11.61
                    ---------        ----         ------     ---------      ------
                    5,362,639        7.28         $ 7.91     3,299,174      $ 6.65
                    =========        ====         ======     =========      ======

     Adjusted pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest of 5.71%, 6.39%, and 6.39%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 65.4%, 64.7% and 64.7%; and a weighted-average expected life of the option of five years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period.

     The Company's adjusted pro forma information is as follows:

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       1997            1996            1995
                                   ------------    ------------    ------------
Adjusted pro forma net loss......  $(59,850,000)   $(41,969,000)   $(31,576,000)
Adjusted pro forma net loss per
  share..........................  $      (1.86)   $      (1.46)   $      (1.32)

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

     The weighted-average fair value of options granted during 1997, 1996, and 1995 was $7.14, $6.67, and $3.17, respectively.

  Stock Warrants

     In May 1997, in conjunction with an amendment to a License Agreement, the Company issued warrants to the licensor to purchase 20,000 shares of the Company's common stock with a fixed exercise price of $11.375 per share and a 10-year exercise period.

     On September 30, 1997, in conjunction with the draw down under the Development Loan Facility with Johnson & Johnson, the Company issued a warrant to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock at an exercise price of $12.00 per share which expires on September 29, 2007 (see "Collaborative Agreements").

  Shares Reserved for Future Issuance

     The following shares of common stock are reserved for future issuance at December 31, 1997:

1991 Stock Option Plan...................................  7,000,000
Employee Stock Purchase Plan.............................    500,000
Directors Plan...........................................    350,000
Warrants.................................................  1,550,950
                                                           ---------
                                                           9,400,950
                                                           =========

 5. COLLABORATIVE AGREEMENTS

  Johnson & Johnson

     In June 1995, the Company entered into a worldwide Collaboration Agreement (the "Collaboration Agreement") with LifeScan, Inc. for the development and commercialization of Pramlintide, a diabetes drug candidate currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") and a Loan Agreement with Johnson & Johnson. LifeScan, Inc. and JJDC, each of which are wholly-owned subsidiaries of Johnson & Johnson, are referred to herein as Johnson & Johnson.

     Johnson & Johnson paid the Company a license fee, which was recognized as revenue upon the signing of the Collaboration Agreement in 1995. Approximately $33.6 million, $27.4 million and $12.0 million of development payments were made to the Company and recognized as revenues during 1997, 1996 and 1995, respectively. Also included in receivables from related party was $1.0 million and $0.7 million of pre-marketing expenses due to the Company from Johnson & Johnson as of December 31, 1997 and 1996, respectively. Additionally, the Company's December 31, 1997 balance sheet includes approximately $6.4 million in short-term deferred revenues reflecting amounts advanced from Johnson & Johnson representing an equalization payment for its share of projected development expenses for the first quarter of 1998. Payments from Johnson & Johnson to Amylin Pharmaceuticals for development expenses are recognized as revenue in the period in which they are earned.

     In accordance with the terms of the Stock Purchase Agreement, Johnson & Johnson purchased 3,455,407 shares of the Company's common stock through December 31, 1997, approximately 10.7% of the Company's common shares outstanding. Therefore, Johnson & Johnson is considered a related party.

     In September 1997, the Company received proceeds of approximately $30.6 million from the loan facility (the "Development Loan Facility"). The proceeds were applied against the Company's one-half share of

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

development expenses for Pramlintide during the second through fourth quarters of 1997. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock over a 10-year exercise period. The estimated fair value of the warrants has been accounted for as a discount from the face value of the note. The loan is repayable 12 months after approval of a new drug application for Pramlintide out of 50% of the Company's Pramlintide profits, if any, subject to certain exceptions set forth in the Development Loan facility. The loan is secured by the Company's issued patents and patent applications relating to amylin.

     As of December 31, 1997, Johnson & Johnson entities have made various financial payments to the Company totaling approximately $163 million. As discussed above, these payments primarily include funding of one-half of the Pramlintide development costs, a draw down from a development loan facility, the purchase of $30 million of the Company's common stock, milestone and option fee payments, funding of Pramlintide pre-marketing costs and license fees. As of December 31, 1997, the Company owed Johnson & Johnson approximately $10.4 million for its share of pre-launch marketing expenses.

     In late February 1998, Johnson & Johnson provided the Company with six-months notice of its intention to terminate their collaboration. Johnson & Johnson's financial and other obligations under the Collaboration Agreement will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 Amylin initiated the process of restructuring its operations, which will include reducing its workforce by approximately 25% to ensure that cash is available into the first quarter of 1999. The impact of this restructuring will slow down other (non-Pramlintide) research programs. The Company intends on raising additional funds from capital markets and corporate partners during the course of 1998. There can be no assurance that the Company will be able to raise such additional funds.

 6. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below. A valuation allowance of $91,950,000, of which $24,360,000 is related to 1997 changes, has been recognized as of December 31, 1997 to offset the deferred tax assets as realization of such assets is uncertain.

                                                      1997            1996
                                                  ------------    ------------
Deferred tax assets:
  Capitalized research expenses.................  $  9,653,000    $  6,760,000
  Net operating loss carryforwards..............    68,892,000      48,560,000
  Research and development credits..............     9,615,000       7,355,000
  Other.........................................     3,790,000       4,915,000
                                                  ------------    ------------
Total deferred tax assets.......................    91,950,000      67,590,000
Valuation allowance for deferred tax assets.....   (91,950,000)    (67,590,000)
                                                  ------------    ------------
Net deferred tax assets.........................  $         --    $         --
                                                  ============    ============

     Approximately $382,000 of the valuation allowance for deferred tax assets relates to stock option deductions which when recognized will be allocated directly to additional paid-in capital.

     At December 31, 1997, the Company has federal, California and foreign tax net operating loss carryforwards of approximately $192,651,000, $24,394,000 and $2,979,000, respectively. The difference between the federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal and California tax loss carryforwards will begin expiring in 2002 and 1998 respectively unless previously utilized. The Company also has federal and California research and develop-

                          AMYLIN PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

ment tax credit carryforwards of $7,990,000 and $2,358,000, respectively, which will begin expiring in 2002 unless previously utilized.

     Under the Tax Reform Act of 1986, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe that such a limitation would have a material impact upon the future utilization of these carryforwards

 7. CONTINGENCIES

     The Company has received letters from the University of Minnesota (the "University") and Per Westermark ("Westermark") asserting that Pramlintide is covered by a patent (the "University Patent") which was licensed to the Company pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Westermark (the "University License Agreement"). In its letters, the University and Westermark claim that they are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Collaboration Agreement, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that Pramlintide is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against the claims brought against the Company related to the foregoing.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

     (1) Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II hereof, where these documents are listed.

     (2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in Item 8 "Financial Statements and Supplementary Data".

     (3) Exhibits -- See (c) below.

(b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(c) Exhibits

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                             DESCRIPTION
--------    -------                            -----------
  (1)          3.1     Amended and Restated Certificate of Incorporation of the
                       Registrant.
  (1)          3.2     Amended and Restated Bylaws of the Registrant.
               4.1     Reference is made to Exhibits 3.1 and 3.2.
  (1)         10.1     Form of Indemnity Agreement entered into between the
                       Registrant and its directors and officers.
  (15)        10.2     Registrant's 1991 Stock Option Plan, as amended (the "Option
                       Plan").
  (8)         10.3     Form of Incentive Stock Option Agreement under the Option
                       Plan with related schedule.
  (1)         10.4     Form of Supplemental Stock Option Agreement under the Option
                       Plan.
  (1)         10.5     Form of Supplemental Stock Option Agreement not granted
                       under the Option Plan with related schedule.
  (15)        10.6     Registrant's Employee Stock Purchase Plan and related
                       offering document.
  (1)         10.7     Stock Purchase Agreement, dated as of October 28, 1991,
                       between the Registrant and the parties named therein, as
                       amended.
 (1)(2)       10.8     License Agreement, dated as of November 22, 1991, among the
                       Registrant, the Regents of the University of Minnesota, and
                       Per Westermark.
  (1)         10.9     Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of
                       NEXUS/GADCO-UTC, as amended.
  (3)        10.10     Lease Agreement, dated as of January 22, 1993, between the
                       Registrant and Loma Palisades, Ltd., a California Limited
                       Partnership, and related Sublease Agreements, each dated
                       January 21, 1993 between the Registrant and Lam Research
                       Corporation.
  (3)        10.11     Master Equipment Lease Agreement Number 10453, Equipment
                       Financing Agreement Number 10753, Negative Covenant Pledge
                       Agreements and Collateral Security Agreement, each dated as of March 19, 1993, between the Registrant and Lease
                       Management Services, Inc.
  (15)       10.12     Registrant's Non-Employee Directors Stock Option Plan (the
                       "Directors' Plan").
  (4)        10.13     Form of Nonstatutory Stock Option Agreement under the
                       Directors' Plan
  (5)        10.14     Sublease Agreement, dated September 1, 1994, between the
                       Registrant and ORINCON Corporation.

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                             DESCRIPTION
--------    -------                            -----------
  (5)        10.15     Loan Agreement, dated July 5, 1994, and related Note and
                       Credit Terms and Conditions Agreement between the Registrant and Imperial Bank.
  (5)        10.16     Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.
 (6)(7)      10.17     Collaboration Agreement, dated June 20, 1995 between the
                       Registrant and LifeScan, Inc.
 (6)(7)      10.18     Stock Purchase Agreement, dated June 20, 1995 between the
                       Registrant and Johnson & Johnson Development Corporation.
 (6)(7)      10.19     Loan and Security Agreement, dated June 20, 1995 between the
                       Registrant and Johnson & Johnson.
 (6)(7)      10.20     Agreement to Discontinue Collaboration, dated June 20, 1995 between the Registrant and Glaxo Wellcome, Inc.
  (8)        10.21     Consulting Agreement, dated June 15, 1995, between the
                       Registrant and Joseph C. Cook, Jr., as amended on March 25,
                       1996, and related Nonstatutory Stock Option grant dated June
                       15, 1995.
  (8)        10.22     Addendums No. 10453 and 10753 to Master Lease Agreement
                       dated January 19, 1996 between the Registrant and Lease
                       Management Services with Related Negative Covenant Pledge
                       Agreement and Collateral Security Agreement.
  (9)        10.23     Employment agreement dated July 11, 1996, between the
                       registrant and Richard M. Haugen.
(10)(11)     10.24     Patent and Technology License Agreement, Consulting
                       Agreement and Nonstatutory Stock Option Agreement dated
                       October 1, 1996, between the Registrant and Dr. John Eng.
(10)(11)     10.25     Collaborative Research and Assignment Agreement dated
                       October 15, 1996, among the Registrant, London Health
                       Sciences Centre and Dr. John Dupre.
  (12)       10.26     Employment agreement dated August 1, 1996 between the
                       Registrant and Howard E. Greene, Jr.
  (12)       10.27     Amendment dated November 5, 1996 to the Lease Agreement,
                       dated January 22, 1993, between the Registrant and Loma
                       Palisades, Ltd., a California Limited Partnership.
  (12)       10.28     Amendment dated January 15, 1997 to the Consulting
                       Agreement, dated June 15, 1995, between the Registrant and
                       Joseph C. Cook, Jr.
  (12)       10.29     Addendum to the Master Financing Agreement No, 10753 dated
                       January 19, 1996 between the Registrant and Lease Management
                       Services with amendments to the Related Negative Covenant
                       Pledge Agreement and Collateral Security Agreement, each
                       dated as of January 30, 1997.
  (12)       10.30     Sublease Agreement, dated January 31, 1997, between the
                       Registrant and Gensia, Inc.
  (12)       10.31     Fourth Amendment dated February 26, 1997 to the Lease
                       Agreement, dated January 2, 1989, between the Registrant and
                       Nippon Landic (U.S.A.), Inc., as amended.
(13)(14)     10.32     Collaboration Agreement between the Registrant and Hoechst
                       Marion Roussel Dated March 31, 1997.
(13)(14)     10.33     License and Option Agreement between the Registrant and
                       Hoechst Marion Roussel Dated March 31, 1997.
  (15)       10.34     Registrant's Directors' Deferred Compensation Plan.

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                             DESCRIPTION
--------    -------                            -----------
  (16)       10.35     Warrant Agreement between the Registrant and the Medical
                       Research Council dated May 9, 1997.
  (16)       10.36     Promissory Note dated September 30, 1997 issued by the
                       Registrant to Johnson & Johnson.
  (16)       10.37     Warrant Agreement between the Registrant and Johnson &
                       Johnson dated September 30, 1997.
             10.38     Amendment dated September 1, 1996 to Option Agreements
                       between the Registrant and Howard E. Greene, Jr.
             10.39     Margin Account Loan Agreement between the Registrant and
                       Bradford and Kimberly Duft dated December 19, 1997.
             10.40     Credit Agreement and related Note between the Registrant and
                       Imperial Bank dated January 15, 1998.
             10.41     Amendment dated February 1, 1998 to Option Agreements
                       between the Registrant and Marjorie T. Sennett.
  (1)         22.1     Subsidiaries of the Registrant.
              23.1     Consent of Ernst & Young LLP, Independent Auditors.
              24.1     Power of Attorney. Reference is made to page 40.

(d) Executive Compensation Plans and Arrangements

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                             DESCRIPTION
--------    -------                            -----------
  (1)         10.1     Form of Indemnity Agreement entered into between the
                       Registrant and its directors and officers.
  (15)        10.2     Registrant's 1991 Stock Option Plan, as amended (the "Option
                       Plan").
  (8)         10.3     Form of Incentive Stock Option Agreement under the Option
                       Plan with related schedule.
  (1)         10.4     Form of Supplemental Stock Option Agreement under the Option
                       Plan.
  (1)         10.5     Form of Supplemental Stock Option Agreement not granted
                       under the Option Plan with related schedule.
  (15)        10.6     Registrant's Employee Stock Purchase Plan and related
                       offering document.
  (15)       10.12     Registrant's Non-Employee Directors Stock Option Plan (the
                       "Directors' Plan").
  (4)        10.13     Form of Nonstatutory Stock Option Agreement under the
                       Directors' Plan.
  (5)        10.16     Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.
  (8)        10.21     Consulting Agreement, dated June 15, 1995, between the
                       Registrant and Joseph C. Cook, Jr., as amended on March 25,
                       1996, and related Nonstatutory Stock Option grant dated June
                       15, 1995.
  (9)        10.23     Employment agreement dated July 11, 1996, between the
                       Registrant and Richard M. Haugen.
  (12)       10.26     Employment agreement dated August 1, 1996 between the
                       Registrant and Howard E. Greene, Jr.
  (12)       10.28     Amendment dated January 15, 1997 to the Consulting
                       Agreement, dated June 15, 1995, between the Registrant and
                       Joseph C. Cook, Jr.
  (15)       10.34     Registrant's Directors' Deferred Compensation Plan.

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                             DESCRIPTION
--------    -------                            -----------
             10.38     Amendment dated September 1, 1997 to Option Agreements
                       between the Registrant and Howard E. Greene, Jr.
             10.39     Margin Account Loan Agreement between the Registrant and
                       Bradford and Kimberly Duft dated December 19, 1997.
             10.41     Amendment dated February 1, 1998 to Option Agreements
                       between the Registrant and Marjorie T. Sennett.

---------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

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

(12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(14) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated June 24, 1997.

(15) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(16) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMYLIN PHARMACEUTICALS, INC.

                                          By:  /s/  Joseph C. Cook, Jr.

                                             -----------------------------------
                                                  Joseph C. Cook, Jr.
                                                Chief Executive Officer,
                                                Chairman of the Board and
                                                  Director
Date:  March 30, 1998

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph C. Cook, Jr., as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

               /s/ JOSEPH C. COOK, JR.                    Chief Executive Officer,      March 30, 1998
-----------------------------------------------------     Chairman of the Board and
                 Joseph C. Cook, Jr.                         Director (Principal
                                                            Executive Officer and
                                                             Principal Financial
                                                                  Officer)

                  /s/ KARL H. OLSEN                       Treasurer and Controller      March 30, 1998
-----------------------------------------------------       (Principal Accounting
                    Karl H. Olsen                                 Officer)

                 /s/ JAMES C. BLAIR                               Director              March 30, 1998
-----------------------------------------------------
                   James C. Blair

                /s/ JAMES C. GAITHER                              Director              March 30, 1998
-----------------------------------------------------
                  James C. Gaither

              /s/ HOWARD E. GREENE, JR.                           Director              March 30, 1998
-----------------------------------------------------
                Howard E. Greene, Jr.

                /s/ GINGER L. HOWARD                              Director              March 30, 1998
-----------------------------------------------------
                  Ginger L. Howard

                /s/ VAUGHN M. KAILIAN                             Director              March 30, 1998
-----------------------------------------------------
                  Vaughn M. Kailian

              /s/ TIMOTHY J. WOLLAEGER                            Director              March 30, 1998
-----------------------------------------------------
                Timothy J. Wollaeger

                                 EXHIBIT INDEX

EXHIBIT                                                                  EXHIBIT
NUMBER                             DESCRIPTION                           FOOTNOTE
-------                            -----------                           --------
     3.1   Amended and Restated Certificate of Incorporation of the
           Registrant..................................................    (1)
     3.2   Amended and Restated Bylaws of the Registrant...............    (1)
     4.1   Reference is made to Exhibits 3.1 and 3.2...................    (1)
    10.1   Form of Indemnity Agreement entered into between the
           Registrant and its directors and officers...................    (1)
    10.2   Registrant's 1991 Stock Option Plan, as amended (the "Option
           Plan")......................................................    (15)
    10.3   Form of Incentive Stock Option Agreement under the Option
           Plan with related schedule..................................    (8)
    10.4   Form of Supplemental Stock Option Agreement under the Option
           Plan........................................................    (1)
    10.5   Form of Supplemental Stock Option Agreement not granted
           under the Option Plan with related schedule.................    (1)
    10.6   Registrant's Employee Stock Purchase Plan and related
           offering document...........................................    (15)
    10.7   Stock Purchase Agreement, dated as of October 28, 1991,
           between the Registrant and the parties named therein, as
           amended.....................................................    (1)
    10.8   License Agreement, dated as of November 22, 1991, among the
           Registrant, the Regents of the University of Minnesota, and
           Per Westermark..............................................   (1)(2)
    10.9   Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of
           NEXUS/GADCO-UTC, as amended.................................    (1)
    10.10  Lease Agreement, dated as of January 22, 1993, between the
           Registrant and Loma Palisades, Ltd. a California Limited
           Partnership, and related Sublease Agreements, each dated
           January 21, 1993 between the Registrant and Lam Research
           Corporation.................................................    (3)
    10.11  Master Equipment Lease Agreement Number 10453, Equipment
           Financing Agreement Number 10753, Negative Covenant Pledge
           Agreements and Collateral Security Agreement, each dated as of March 19, 1993, between the Registrant and Lease
           Management Services, Inc. ..................................    (3)
    10.12  Registrant's Non-Employee Directors' Stock Option (the
           "Directors' Plan")..........................................    (15)
    10.13  Form of Nonstatutory Stock Option Agreement under the
           Directors' Plan.............................................    (4)
    10.14  Sublease Agreement, dated September 1, 1994, between the
           Registrant and ORINCON Corporation..........................    (5)
    10.15  Loan Agreement, dated July 5, 1994, and related Note and
           Credit Terms and Conditions Agreement between the Registrant
           and Imperial Bank...........................................    (5)
    10.16  Phantom Stock Unit Agreement, dated January 4, 1995, between
           the Registrant and Farview Management Co., L.P. ............    (5)
    10.17  Collaboration Agreement, dated June 20, 1995 between the
           Registrant and LifeScan, Inc. ..............................   (6)(7)
    10.18  Stock Purchase Agreement, dated June 20, 1995 between the
           Registrant and Johnson & Johnson Development Corporation....   (6)(7)
    10.19  Loan and Security Agreement, dated June 20, 1995 between the
           Registrant and Johnson & Johnson............................   (6)(7)
    10.20  Agreement to Discontinue Collaboration, dated June 20, 1995
           between the Registrant and Glaxo Wellcome, Inc. ............   (6)(7)

EXHIBIT                                                                  EXHIBIT
NUMBER                             DESCRIPTION                           FOOTNOTE
-------                            -----------                           --------
    10.21  Consulting Agreement, dated June 15, 1995, between the
           Registrant and Joseph C. Cook, Jr., as amended on March 25,
           1996, and related Nonstatutory Stock Option grant dated June
           15, 1995....................................................    (8)
    10.22  Addendums No. 10453 and 10753 to Master Lease Agreement
           dated January 19, 1996 between the Registrant and Lease
           Management Services with Related Negative Covenant Pledge
           Agreement and Collateral Security Agreement.................    (8)
    10.23  Employment agreement dated July 11, 1996, between the
           Registrant and Richard M. Haugen............................    (9)
    10.24  Patent and Technology License Agreement, Consulting
           Agreement and Nonstatutory Stock Option Agreement dated
           October 1, 1996, between the Registrant and Dr. John Eng....  (10)(11)
    10.25  Collaborative Research and Assignment Agreement dated
           October 15, 1996, among the Registrant, London Health
           Sciences Centre and Dr. John Dupre..........................  (10)(11)
    10.26  Employment agreement dated August 1, 1996 between the
           Registrant and Howard E. Greene, Jr. .......................    (12)
    10.27  Amendment dated November 5, 1996 to the Lease Agreement, dated January 22, 1993, between the Registrant and Loma
           Palisades, Ltd., a California Limited Partnership...........    (12)
    10.28  Amendment dated January 15, 1997 to the Consulting
           Agreement, dated June 15, 1995, between the Registrant and
           Joseph C. Cook, Jr. ........................................    (12)
    10.29  Addendum to the Master Financing Agreement No. 10753 dated
           January 19, 1996 between the Registrant and Lease Management
           Services with amendments to the Related Negative Covenant
           Pledge Agreement and Collateral Security Agreement, each
           dated as of January 30, 1997................................    (12)
    10.30  Sublease Agreement, dated January 31, 1997, between the
           Registrant and Gensia, Inc. ................................    (12)
    10.31  Fourth Amendment dated February 26, 1997 to the Lease
           Agreement, dated January 2, 1989, between the Registrant and
           Nippon Landic (U.S.A.), Inc., as amended....................    (12)
    10.32  Collaboration Agreement between the Registrant and Hoechst
           Marion Roussel Dated March 31, 1997.........................  (13)(14)
    10.33  License and Option Agreement between the Registrant and
           Hoechst Marion Roussel Dated March 31, 1997.................  (13)(14)
    10.34  Registrant's Directors' Deferred Compensation Plan..........    (15)
    10.35  Warrant Agreement between the Registrant and the Medical
           Research Council dated May 9, 1997..........................    (16)
    10.36  Promissory Note dated September 30, 1997 issued by the
           Registrant to Johnson & Johnson.............................    (16)
    10.37  Warrant Agreement between the Registrant and Johnson &
           Johnson dated September 30..................................    (16)
    10.38  Amendment dated September 1, 1996 to Option Agreements between the Registrant and Howard E. Greene, Jr.............
    10.39  Margin Account Loan Agreement between the Registrant and
           Bradford and Kimberly Duft dated December 19, 1997..........
    10.40  Credit Agreement and related Note between the Registrant and
           Imperial Bank dated January 15, 1998........................

EXHIBIT                                                                  EXHIBIT
NUMBER                             DESCRIPTION                           FOOTNOTE
-------                            -----------                           --------
    10.41  Amendment dated February 1, 1998 to Option Agreements between the Registrant and Marjorie T. Sennett..............
    22.1   Subsidiaries of the Registrant..............................    (1)
    23.1   Consent of Ernst & Young LLP, Independent Auditors..........
    24.1   Power of Attorney. Reference is made to page 40.............

---------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

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

(12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(14) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated June 24, 1997.

(15) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(16) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.