Form 10-Q
period 1998-03-31
AMYLIN PHARMACEUTICALS INC
filed 1998-05-15
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at March 31,1998
          -----                                  ----------------------------
Common Stock, $.001 par value                              32,492,478

                          AMYLIN PHARMACEUTICALS, INC.


                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
COVER PAGE..................................................................1

TABLE OF CONTENTS...........................................................2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     March 31, 1998 and December 31, 1997...................................3


     Condensed Consolidated Statements of Operations
     for the three months March 31, 1998 and 1997...........................4

     Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 1998 and 1997.....................5

     Notes to Condensed Consolidated Financial Statements...................6

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........................8


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................................*

     ITEM 2. Changes in Securities..........................................*

     ITEM 3. Defaults upon Senior Securities................................*

     ITEM 4. Submission of Matters to a Vote of
             Security Holders...............................................*

     ITEM 5. Other Information..............................................*

     ITEM 6. Exhibits and Reports on Form 8-K..............................16


SIGNATURE..................................................................17


* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                      March 31,          December 31,
                                                                        1998                 1997
                                                                     (unaudited)            (Note)
                                                                    -------------       -------------
                                     Assets
Current Assets:
  Cash and cash equivalents                                         $  34,991,000       $  46,903,000
  Short-term investments                                                       --           5,845,000
  Receivable from related party                                           528,000             966,000
  Other current assets                                                    863,000           1,298,000
                                                                    -------------       -------------
Total current assets                                                   36,382,000          55,012,000

Property and equipment, at cost:
  Equipment                                                            15,395,000          14,707,000
  Leasehold improvements                                                5,570,000           4,763,000
                                                                    -------------       -------------
                                                                       20,965,000          19,470,000
  Less accumulated depreciation and amortization                      (11,760,000)        (10,860,000)
                                                                    -------------       -------------
                                                                        9,205,000           8,610,000

Patents and other assets, net                                           1,818,000           1,716,000
                                                                    -------------       -------------
                                                                    $  47,405,000       $  65,338,000
                                                                    =============       =============

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                  $   2,067,000       $   5,278,000
  Accrued liabilities                                                   9,436,000          10,606,000
  Deferred revenue from related party                                   5,233,000           6,357,000
  Current portion of obligation under capital
      leases and equipment notes payable                                1,407,000           1,468,000
                                                                    -------------       -------------
Total current liabilities                                              18,143,000          23,709,000

Obligation under capital leases and
   equipment notes payable                                              3,308,000           3,047,000

Notes payable to related party, net of discount                        35,358,000          33,933,000


Stockholders' equity (deficit):
  Common stock, $.001 par value, 50,000,000 shares authorized,
   32,492,478 and 32,394,433 issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively                      32,000              32,000
  Additional paid-in capital                                          215,973,000         215,246,000
  Accumulated deficit                                                (224,551,000)       (209,732,000)
  Deferred compensation                                                  (857,000)           (893,000)
  Unrealized gains/(losses)on short-term investments                       (1,000)             (4,000)
                                                                    -------------       -------------
Total stockholders' equity (deficit)                                   (9,404,000)          4,649,000
                                                                    -------------       -------------
                                                                    $  47,405,000       $  65,338,000
                                                                    =============       =============

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from audited condensed consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                       Three months ended
                                                            March 31,
                                                 -------------------------------
                                                     1998               1997
                                                 ------------       ------------
Revenues under collaborative agreements
  from related party                             $  7,086,000       $ 12,358,000

Operating Expenses:
  Research and development                         18,169,000         16,530,000
  General and administrative                        2,923,000          2,847,000
                                                 ------------       ------------
                                                   21,092,000         19,377,000
                                                 ------------       ------------
Loss from operations                              (14,006,000)        (7,019,000)

Interest and other income                             512,000            686,000
Interest and other expense                         (1,325,000)          (316,000)
                                                 ------------       ------------
Net loss                                         $(14,819,000)      $ (6,649,000)
                                                 ============       ============

Net loss per share - basic and diluted           $      (0.46)      $      (0.21)
                                                 ============       ============

Shares used in computing net loss per share
   basic and diluted                               32,438,000         32,023,000
                                                 ============       ============



                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                      Three months ended
                                                                            March 31,
                                                                 -------------------------------
                                                                     1998               1997
                                                                 ------------       ------------
Operating Activities:

 Net loss                                                        $(14,819,000)      $ (6,649,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                      931,000            713,000
   Deferred revenue from related party                             (1,124,000)         4,906,000
   Deferred rent and other expense                                          0             (6,000)
   Amortization of deferred compensation                              202,000            130,000
   Amortization of warrants issued with debt                          299,000                 --
   Changes in assets and liabilities:
    Receivable from related party                                     438,000          1,534,000
    Other current assets                                              435,000            (99,000)
    Accounts payable                                               (3,211,000)        (2,839,000)
    Accrued liabilities                                            (1,170,000)           158,000
                                                                 ------------       ------------
 Net cash flows used for operating activities                     (18,019,000)        (2,152,000)

Investing activities:
 Decrease in short-term investments                                 5,847,000             11,000
 Purchase of equipment and leasehold improvements                  (1,495,000)        (2,074,000)
 Increase in deposits, patents and other assets                      (132,000)           (89,000)
                                                                 ------------       ------------
 Net cash flows provided by (used for) investing activities         4,220,000         (2,152,000)

Financing activities:
 Issuance of notes payable                                          1,771,000          1,625,000
 Principal payments on capital leases and
    equipment notes payable                                          (445,000)          (330,000)
 Issuance of common stock, net                                        561,000            489,000
                                                                 ------------       ------------
Net cash flows provided by financing activities                     1,887,000          1,784,000

                                                                 ------------       ------------
Decrease in cash and cash equivalents                             (11,911,000)        (2,520,000)

Cash and cash equivalents at beginning of period                   46,903,000         42,654,000
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $ 34,991,000       $ 40,134,000
                                                                 ============       ============

Supplemental disclosure of cash flow information:
 Interest paid                                                   $    122,000       $     89,000


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)


1.  Summary of Significant Accounting Policies

    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at March 31, 1998, and for the three months ended March 31, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

   Per Share Data

Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during the periods.

   Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.


2.  Stockholders' Equity

In early May 1998, the Company distributed a supplement to its Notice of Annual Meeting and Proxy Statement requesting that stockholders approve a partial option-exchange program which was further restricted to non-executive officer employees of the Company. Under the program, which was approved by the Company's Board of Directors in late April 1998, only options held by qualifying employees are eligible to be exchanged for new options to purchase the same number of shares at an option price equal to the closing price of the Company's Common Stock on the date the offers of employees to exchange such options are accepted by the Company. Subject only to certain limited exceptions, no exchanged options will be exercisable until June 30, 1999, at which time they will continue to vest according to the same schedule as the old options surrendered therefor.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report due to, among other things, the results of the Company's ongoing and planned clinical studies of pramlintide, the Company's ability to raise additional capital to finance its business operations through and following the first quarter of 1999, and the timing of filing for regulatory approval of pramlintide. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Risk Factors".

        Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of March 31, 1998, the Company's accumulated deficit was approximately $225 million.

        Since June 1995, the Company and Johnson & Johnson have been collaborating on the development and commercialization of pramlintide, a diabetes drug candidate that was invented and patented by the Company and which is now in Phase III clinical trials. Through March 31, 1998 Johnson & Johnson entities made various financial payments to the Company totaling $170 million. In late February 1998, Johnson & Johnson provided the Company with six-months notice of its intention to terminate their collaboration with the Company. Johnson & Johnson's financial and other obligations under the Collaboration Agreement will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 Amylin initiated the process of restructuring its operations by reducing its workforce by approximately 25% and reducing other non-personnel related expenses. The Company believes that its ongoing restructuring will permit the Company to finance its current operations into the first quarter of 1999.


RESULTS OF OPERATIONS

Revenue

           The Company had $7.1 million of revenue for the three months ended March 31, 1998 as compared to $12.4 million for the same period in 1997. The revenues recognized in 1998 and 1997 were related to the Company's Collaboration Agreement dated as of June

20, 1995 (the Collaboration Agreement") with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson (hereinafter referred to as Johnson & Johnson). Revenues in 1998 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin during the first quarter. Revenues in the first quarter of 1997 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin and a $6.0 million option fee payment made by Johnson & Johnson.


Operating Expenses

        The Company's total operating expenses for the quarter ended March 31, 1998 increased to $21.1 million from $19.4 million for the same period in 1997.

        Research and development expenses increased to $18.2 million for the three months ended March 31, 1998 as compared to $16.5 million for the same period in 1997. The increase in these expenditures was primarily due to the costs of the Company's ongoing pramlintide clinical development efforts. In addition to increased clinical trial expenses, the Company also incurred increased personnel expenses and facilities related expenses in support of the pramlintide program.

        General and administrative expenses increased slightly to $2.9 million for the three months ended March 31, 1998 as compared to $2.8 million for the same period in 1997. The increase was primarily due to increased personnel expenses.


Other Income and Expense

        Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.5 million for the quarter ended March 31, 1998 as compared to $0.7 million for the same period in 1997. The decrease in interest and other income was primarily due to lower average cash reserves available for investment for the three months ended March 31, 1998 as compared to the same period in 1997.

        Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment, to fund tenant improvements to the Company's facilities, and for other working capital purposes. In addition, in accordance with the terms of the Collaboration Agreement, Johnson & Johnson has advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration. Separately, in September 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for its pramlintide invention during the second through fourth quarters of 1997. In conjunction with the borrowing under the Development Loan

Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock. The estimated value of the warrants will be amortized to interest expense over the life of the Development Loan Facility. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the Company's Loan and Security Agreement with Johnson & Johnson and will be repaid with interest over time out of the Company's share of future pramlintide profits, if any, subject to certain exceptions set forth in the Loan Agreement. Interest and other expense increased to $1.3 million for the three months ended March 31, 1998 from $0.3 million for the same period in 1997. The increase in interest and other expense was primarily due to the interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan.


Net Loss

        The net loss for the quarter ended March 31, 1998 was $14.8 million compared to a net loss for the same quarter in 1997 of $6.6 million. The increase in the net loss was due to decreased collaborative revenues, increased operating expenses and increased interest expense.

        Amylin expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including clinical development of pramlintide, preclinical and potential clinical testing of additional product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sales of common stock, reimbursement of pramlintide development expenses through its collaboration with Johnson & Johnson, and debt financings.

        In June 1995, the Company entered into the Collaboration Agreement for the development and commercialization of pramlintide, a diabetes drug candidate which was invented and patented by the Company and is currently in Phase III clinical trials. In conjunction with the Collaboration Agreement, the Company simultaneously entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation (a wholly owned subsidiary of Johnson & Johnson and hereinafter referred to as "Johnson & Johnson")and the Loan Agreement.

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

        In late February 1998, Johnson & Johnson provided the Company six-months notice of its intention to terminate their collaboration. All product rights held by the collaboration will be returning to Amylin following the termination of the collaboration. Johnson & Johnson's financial and other obligations under the Collaboration Agreement will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 Amylin initiated the process of restructuring its operations by reducing its workforce by approximately 25% and reducing other non-personnel related expenses. The Company believes that the restructuring will permit the Company to finance its current operations into the first quarter of 1999.

        Prior to Johnson & Johnson's notification of its intent to terminate the collaboration, the regulatory strategy for pramlintide was based on plans for global filings in both type 1 and type 2 diabetes during the first half of 2000. However, as the Phase III trials have proceeded, Amylin scientists and advisors have concluded that available data should support an earlier filing for use by type 1 patients. In the major pharmaceutical markets, there are about two-million type 1 patients for whom the only important glucose-control drug is insulin. The Company believes that Europe offers the earliest market opportunity. Thus, Amylin aims to file its first marketing application in Europe for type 1 diabetes during the first half of 1999 and, subject to the approval of this indication and the results of its ongoing clinical trials, plans to submit regulatory filings in Europe for type 2 diabetes in the first half of 2000.

        The Company plans to file a New Drug Application in the United States during the first half of 2000 for type 1 and type 2 diabetes. The acceleration of the regulatory filing in Europe for type 1 diabetes will require a significant dedication of resources, including financial resources, to that program.

        At March 31, 1998, the Company had $35.0 million in cash, cash equivalents and short-term investments as compared to $52.7 million at December 31, 1997. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

        The Company intends to use its financial resources for the ongoing development of its pramlintide invention, including the

Phase III clinical trials, for its exendin research program, and for other general corporate purposes. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, research activities to further explore amylin biology, and research and development of other compounds targeted at metabolic diseases. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

        As of March 31, 1998, the Company leased or sub-leased approximately 141,000 square feet of space. In association with the Company's process of restructuring its operations, the Company intends on reducing its ongoing facilities lease expense during 1998. The Company does not intend on renewing a sub-lease which expires at the end of June 1998 for 14,000 square feet. The Company also believes that it should be able to sub-lease an additional 42,000 square feet of space during 1998. At this time, the Company expects to incur less than $1.0 million of capital expenditures in the remainder of 1998. These expenditures will primarily be directed toward the purchase of new equipment to support its research and development efforts and for tenant improvements.

        The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to drug discovery, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. The Company cash resources will be directed toward the funding of the Phase III studies and other ancillary studies in its pramlintide clinical program. The Company plans to continue advancing its expanded research and development pipeline when resources permit. The Company anticipates that pending completion of its corporate restructuring, that its existing cash, including interest income from cash investments, and financial commitments from Johnson & Johnson during the termination notice period, will be adequate to satisfy the Company's capital requirements into the first quarter of 1999. The Company believes that if the results of its two six-month European clinical trials for pramlintide are positive it should be able to raise additional funds through other corporate partnerships, equity offerings, debt offerings, and/or investor partnerships. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company. In the event that Amylin is unable to obtain additional financing, the Company will not have the financial resources to continue research and development of pramlintide or any of the Company's other product candidates.

        The Company cannot assure that any of its drug candidates will successfully meet any or all of their development goals. Important technical milestones remain to be achieved before the Company can commercialize any of its products, and failure to achieve these milestones could seriously jeopardize the Company's chances of success and its financial condition would be adversely affected. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in preparing regulatory submissions and seeking regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patents, the costs of defending against litigation, competing technological and market developments, the ability of the Company to establish collaborative arrangements for its other research and development programs, and the cost of manufacturing scale-up.

        Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on the Company's first product candidate, pramlintide. Subject to compliance with FDA and foreign authorities regulations, the Company plans to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although the Company believes the initial Phase III clinical data about pramlintide's clinical value warrants continuing with the Phase III development program, there can be no assurance that these studies will confirm or improve the results of the initial Phase III studies to date or that the data will support regulatory approval of pramlintide. Further testing of pramlintide and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. The Company or the regulatory authorities may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products, if any, resulting from Amylin's research and development programs are not expected to be commercially available for a number of years.

        The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. The Company currently owns 24 issued United States Patents and a number of other still-pending U.S. applications, three of which have been allowed but are not yet issued. Included within the Company's patent portfolio are issued patents for (1) pramlintide and other amylin agonist analogues invented by Company researchers; (2) the amylin molecule, which was discovered by University of Oxford researchers Tony Willis and Garth Cooper, a co-founder of the Company;
(3) amylin agonist pharmaceutical compositions, including a)compositions containing pramlintide, b)compositions containing pramlintide and insulin,
c)compositions containing amylin, and d)compositions containing amylin and insulin; (4) methods for treating diabetes using any amylin agonist; (5) methods for synthesis of amylin and amylin analogues; and, (6) methods for preparing products that include an amylin agonist in composition for parenteral administration. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce patents issued to the Company. Litigation, whether or not there is any basis for it, may also be required to determine the scope and validity of third-party proprietary rights. The Company has received letters from the University of Minnesota (the "University")and Per Westermark ("Westermark") asserting that the Company's patented pramlintide invention is covered by a patent (the "University Patent") which was licensed to the Company before it issued, while it was still pending as an application, pursuant to a License Agreement dated November 11, 1991 among the Company, the University and Westermark (the "University License Agreement"). The University Patent is directed to a different, tumor-derived molecule called "Insulinoma Amyloid Polypeptide." In its letters, the University and Westermark claim that they are entitled to 50% of any sublicense fees received by the Company from sublicensing the University Patent to Johnson & Johnson pursuant to the Collaboration Agreement, as well as future royalties as specified in the University License Agreement. The Company has informed the University and Westermark that no such sublicensing moneys have been received by the Company from Johnson & Johnson, who is not a sublicensee under the University Patent. On December 5, 1996, the Company filed a complaint against the University and Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that its patented pramlintide invention is not covered by the University Patent and that no moneys are owed to the University or Westermark. Although discussions were underway with the University and Westermark, they did not result in any agreement regarding the litigation. The Company's complaint was served on the University and Westermark in April 1997. The Company believes that the University's and Westermark's assertions are without merit and intends to defend vigorously against the claims that have now been brought against the Company related to the foregoing. In addition, should any of the Company's competitors have prepared and filed patent applications in the United States which claim technology also invented by the Company, Amylin may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention and, thus, the right to a patent for the technology, all of which could result in substantial cost to the Company to determine its rights. To date, no such interferences have been declared. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurances that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.


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

ITEM 6


        Exhibits and Reports Submitted on Form 8-K


(a) EXHIBITS. The exhibits listed below are filed with this report.

        Exhibit
        Number    Description
        -------   -----------
         10.42    Registrant's Employee Stock Purchase Plan, as amended on
                  November 20, 1997.

         10.43    Special Form of Incentive Stock Option Agreement under the
                  Option Plan of the Registrant.

   (1)   10.44    Employee Phantom Stock Salary Deferral Plan (the "Deferral Plan").

   (1)   10.45    Form of Deferred Compensation Agreement under the Deferral Plan.
------------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-51577) or amendments thereto and incorporated herein by reference.



        (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                          AMYLIN PHARMACEUTICALS, INC.
                                 March 31, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Amylin Pharmaceuticals, Inc.


Date:   May 13, 1998                    By:  /s/ Joseph C. Cook, Jr.
                                            ------------------------------------
                                             Joseph C. Cook, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (on behalf of the registrant
                                             and as the registrant's
                                             principal financial officer)