Form 10-Q
period 1998-06-30
AMYLIN PHARMACEUTICALS INC
filed 1998-08-11
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at June 30,1998
          -----                           ---------------------------
Common Stock, $.001 par value                       32,615,403

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                        PAGE NO.
COVER PAGE..................................................1

TABLE OF CONTENTS...........................................2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30, 1998 and December 31, 1997....................3


     Condensed Consolidated Statements of Operations
     for the three months and six months ended
     June 30, 1998 and 1997.................................4

     Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 1998 and 1997........5

     Notes to Condensed Consolidated Financial Statements...6

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........7

     ITEM 3.

     Quantitative and Qualitative Disclosures
     about Market Risk......................................*

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................*

     ITEM 2. Changes in Securities and Use of Proceeds......*

     ITEM 3. Defaults upon Senior Securities................*

     ITEM 4. Submission of Matters to a Vote of
             Security Holders..............................16

     ITEM 5. Other Information..............................*

     ITEM 6. Exhibits and Reports on Form 8-K...............*


SIGNATURE..................................................18

* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                        June 30,            December 31,
                                                                          1998                  1997
                                                                       (unaudited)             (Note)
                                                                      -------------        -------------
                                Assets
Current Assets:
  Cash and cash equivalents                                           $  26,026,000        $  46,903,000
  Short-term investments                                                         --            5,845,000
  Receivable from related party                                             506,000              966,000
  Other current assets                                                      739,000            1,298,000
                                                                      -------------        -------------
Total current assets                                                     27,271,000           55,012,000

Property and equipment, at cost:
  Equipment                                                              15,318,000           14,707,000
  Leasehold improvements                                                  4,642,000            4,763,000
                                                                      -------------        -------------
                                                                         19,960,000           19,470,000
  Less accumulated depreciation and amortization                        (12,544,000)         (10,860,000)
                                                                      -------------        -------------
                                                                          7,416,000            8,610,000

Patents and other assets, net                                             1,840,000            1,716,000
                                                                      -------------        -------------
                                                                      $  36,527,000        $  65,338,000
                                                                      =============        =============

           Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                    $   1,591,000        $   5,278,000
  Accrued liabilities                                                    10,359,000           10,606,000
  Deferred revenue from related party                                     3,071,000            6,357,000
  Current portion of obligation under capital
      leases and equipment notes payable                                  1,444,000            1,468,000
                                                                      -------------        -------------
Total current liabilities                                                16,465,000           23,709,000

Obligation under capital leases and
   equipment notes payable                                                4,205,000            3,047,000

Notes payable to related party, net of discount                          37,076,000           33,933,000


Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares authorized,
   32,615,403 and 32,394,433 issued and outstanding at
   June 30, 1998 and December 31, 1997, respectively                         33,000               32,000
  Additional paid-in capital                                            216,681,000          215,246,000
  Accumulated deficit                                                  (237,298,000)        (209,732,000)
  Deferred compensation                                                    (635,000)            (893,000)
  Unrealized gains/(losses)on short-term investments                             --               (4,000)
                                                                      -------------        -------------
Total stockholders' equity (deficit)                                    (21,219,000)           4,649,000
                                                                      -------------        -------------
                                                                      $  36,527,000        $  65,338,000
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

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                           Three months ended
                                                                June 30,
                                                    --------------------------------
                                                        1998                1997
                                                    ------------        ------------
Revenues under collaborative agreements
  from related party                                $  5,889,000        $ 10,013,000

Operating Expenses:
  Research and development                            14,233,000          17,653,000
  General and administrative                           3,366,000           3,363,000
                                                    ------------        ------------
                                                      17,599,000          21,016,000
                                                    ------------        ------------
Loss from operations                                 (11,710,000)        (11,003,000)

Interest and other income                                341,000             655,000
Interest and other expense                            (1,378,000)           (157,000)
                                                    ------------        ------------
Net loss                                            ($12,747,000)       ($10,505,000)
                                                    ============        ============

Net loss per share - basic and diluted              ($      0.39)       ($      0.33)
                                                    ============        ============

Shares used in computing net loss per share -
   basic and diluted                                  32,572,000          32,071,000
                                                    ============        ============


                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                             Six months ended
                                                                June 30,
                                                    --------------------------------
                                                        1998                1997
                                                    ------------        ------------
Revenues under collaborative agreements
  from related party                                $ 12,975,000        $ 22,371,000

Operating Expenses:
  Research and development                            32,402,000          34,184,000
  General and administrative                           6,289,000           6,209,000
                                                    ------------        ------------
                                                      38,691,000          40,393,000
                                                    ------------        ------------
Loss from operations                                 (25,716,000)        (18,022,000)

Interest and other income                                846,000           1,341,000
Interest and other expense                            (2,696,000)           (473,000)
                                                    ------------        ------------
Net loss                                            ($27,566,000)       ($17,154,000)
                                                    ============        ============

Net loss per share - basic and diluted                    ($0.85)             ($0.54)
                                                    ============        ============

Shares used in computing net loss per share -
   basic and diluted                                  32,505,000          32,047,000
                                                    ============        ============


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six months ended
                                                                              June 30,
                                                                  --------------------------------
                                                                       1998                1997
                                                                  ------------        ------------
Operating Activities:
 Net loss                                                         ($27,566,000)       ($17,154,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                     1,734,000           1,362,000
   Deferred revenue from related party                              (3,287,000)          3,635,000
   Deferred rent and other expense                                           0             (13,000)
   Amortization of deferred compensation                               623,000             299,000
   Amortization of warrants issued with debt                           599,000                  --
   Changes in assets and liabilities:
    Receivable from related party                                      460,000           1,369,000
    Other current assets                                               559,000             253,000
    Accounts payable                                                (3,687,000)         (2,289,000)
    Accrued liabilities                                               (247,000)            665,000
                                                                  ------------        ------------
 Net cash flows used for operating activities                      (30,812,000)        (11,873,000)

Investing activities:
 Decrease in short-term investments                                  5,848,000             760,000
 Purchase of equipment and leasehold improvements                     (490,000)         (3,662,000)
 Increase in deposits, patents and other assets                       (173,000)           (254,000)
                                                                  ------------        ------------
 Net cash flows provided by (used for) investing activities          5,185,000          (3,156,000)

Financing activities:
 Issuance of notes payable                                           4,523,000           3,524,000
 Principal payments on capital leases and
    equipment notes payable                                           (845,000)         (1,034,000)
 Issuance of common stock, net                                       1,072,000             629,000
                                                                  ------------        ------------
Net cash flows provided by financing activities                      4,750,000           3,119,000

                                                                  ------------        ------------
Decrease in cash and cash equivalents                              (20,877,000)        (11,910,000)

Cash and cash equivalents at beginning of period                    46,903,000          42,654,000
                                                                  ------------        ------------
Cash and cash equivalents at end of period                        $ 26,026,000        $ 30,744,000
                                                                  ============        ============

Supplemental disclosure of cash flow information:
 Interest paid                                                    $    256,000        $    184,000


                                 See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at June 30, 1998, and for the three months and six months ended June 30, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form S-3 (Registration No. 333-58831), as amended.

   Per Share Data

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the periods.

   Consolidation

The consolidated financial statements include the accounts of Amylin Pharmaceuticals Inc. ("Amylin" or the "Company") and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

2.  Subsequent Events

In July 1998, the Company completed a public stock offering of 4.0 million shares of its common stock which raised net proceeds of approximately $12.7 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report due to, among other things, the results and timing of the results of the Company's ongoing and planned clinical trials of pramlintide, the Company's ability to raise additional capital to finance its business operations through and following the first quarter of 1999, and the timing of filing for regulatory approval of pramlintide. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Registration Statement on Form S-3 (Registration No. 333-58831), as amended, under the heading "Risk Factors."

            Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of June 30, 1998, the Company's accumulated deficit was approximately $237 million.

            In July 1998, the Company completed a public stock offering of 4.0 million shares of its common stock which raised net proceeds of approximately $12.7 million.


            Since June 1995, the Company and Johnson & Johnson have been collaborating on the development and commercialization of pramlintide, a diabetes drug candidate that was invented and patented by the Company and which is now in Phase III clinical trials. Through June 30, 1998 Johnson & Johnson entities made various financial payments to the Company totaling $174 million. In late February 1998, Johnson & Johnson provided the Company with six months' notice of its intention to terminate their collaboration with the Company. Johnson & Johnson's financial and other obligations under the Collaboration Agreement (defined below) will continue during the termination notice period. Based upon Johnson & Johnson's decision, in early March 1998 Amylin initiated the process of restructuring its operations by reducing its workforce by approximately 25% and reducing other non-personnel related expenses. The Company believes that its ongoing restructuring, its existing available cash, interest income from cash investments and the proceeds from the recently completed public stock offering will permit the Company to finance its current operations until late in the first quarter of 1999.

            The Company believes that if the results of its two six-month European clinical trials for pramlintide are available when expected by the Company and if those results improve upon the results of the Company's initial Phase III clinical trials, it should be able to raise additional funds through other corporate partnerships, equity offerings, debt offerings, and/or investor partnerships. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company, if at all. In the event that Amylin is unable to obtain additional financing on acceptable terms, the Company will not have the financial resources to continue research and development of pramlintide or any of the Company's other product candidates.

RESULTS OF OPERATIONS

Revenue

            The Company had $5.9 million and $13.0 million of revenue for the three month and six month periods ended June 30, 1998 as compared to $10.0 million and $22.4 million for the same periods in 1997. The revenues recognized in 1998 and 1997 were related to the Company's Collaboration Agreement dated as of June 20, 1995 (the "Collaboration Agreement") with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson (hereinafter referred to as Johnson & Johnson). Revenues in 1998 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin during the first six months of the year. Revenues in the first half of 1997 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin, as well as a $6.0 million option fee payment made by Johnson & Johnson in the first quarter and a $3.0 million option fee payment made by Johnson & Johnson in the second quarter.


Operating Expenses

            The Company's total operating expenses for the quarter ended June 30, 1998 decreased to $17.6 million from $21.0 million for the same period in 1997. For the six months ended June 30, 1998, operating expenses decreased to $38.7 million from $40.4 million for the same period in 1997.

            Research and development expenses decreased to $14.2 million for the three months ended June 30, 1998 as compared to $17.7 million for the same period in 1997. Research and development expenses for the six months ended June 30, 1998 decreased to $32.4 million from $34.2 million for the same period in 1997. The decrease in these expenditures was primarily due to lower product development expenditures and reduced spending on the Company's non-pramlintide research programs. On a year to date basis, spending on the Company's pramlintide clinical trials was slightly higher in 1998 than the costs incurred in 1997 for these activities.

            General and administrative expenses were $3.4 million for the three months ended June 30, 1998 as well as for the same period in 1997. General and administrative expenses for the quarter ended June 30, 1998, included however, a one time deferred compensation charge. The deferred compensation expense incurred was a non-cash expense of slightly more than $0.3 million which was recognized as the result of stock option grants. General and administrative expenses for the six months ended June 30, 1998 increased slightly to $6.3 million from $6.2 million for the same period in 1997, including the one time non-cash deferred compensation charge.


Other Income and Expense

            Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.3 million for the quarter ended June 30, 1998 as compared to $0.7 million for the same period in 1997. Interest and other income decreased to $0.8 million for the six months ended June 30, 1998 from $1.3 million for the same period in 1997. The decrease in interest and other income was primarily due to lower average cash reserves available for investment for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

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

            Separately, in 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for its pramlintide invention during 1997. The loan carries an interest rate of 9.0%. The loan is repayable 12 months after approval of a new drug application for pramlintide out of 50% of the Company's pramlintide profits, subject to certain exceptions set forth in the Loan Agreement. The loan is secured by the Company's issued patents and pending patent applications relating to amylin.

            In conjunction with the borrowing under the Development Loan Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated value of the warrants will be amortized to interest expense over the life of the Development Loan Facility. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the Company's Loan and Security

Agreement with Johnson & Johnson (the "Loan Agreement") and will be repaid with interest over time out of the Company's share of future pramlintide profits, if any, subject to certain exceptions set forth in the Loan Agreement.

            Interest and other expense increased to $1.4 million for the three months ended June 30, 1998 from $0.2 million for the same period in 1997. Interest and other expense increased to $2.7 million for the six months ended June 30, 1998 from $0.5 million for the same period in 1997. The increase in interest and other expense was primarily due to the interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan. Of the $2.7 million of interest and other expense incurred in 1998, the Company had to expend cash payments for only $0.3 million. The large majority of the interest expense incurred, $2.4 million, was related to loans with Johnson & Johnson for which payment is deferred until the occurrence of certain future events, which are referenced above.


Net Loss

            The net loss for the quarter ended June 30, 1998 was $12.7 million compared to a net loss for the same quarter in 1997 of $10.5 million. The Company incurred a net loss of $27.6 million for the six months ended June 30, 1998 as compared to $17.2 million for the six months ended June 30, 1997. The increase in the net loss was due to decreased collaborative revenues and increased interest expense.

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

            Prior to Johnson & Johnson's notification of its intent to terminate the Collaboration Agreement, the regulatory strategy for pramlintide was based on plans for global filings in both type 1 and type 2 diabetes during the first half of 2000. However, as the Phase III trials have proceeded, Amylin scientists and advisors have concluded that available data should support an earlier filing for use by type 1 patients. In the major pharmaceutical markets, there are about two-million type 1 patients for whom the only important glucose-control drug is insulin. The Company believes that Europe offers the earliest market opportunity. Thus, Amylin aims to file its first marketing application in Europe for type 1 diabetes during the first half of 1999 and, subject to the approval of this indication and the results of its ongoing clinical trials, plans to submit regulatory filings in Europe for type 2 diabetes in the first half of 2000.

            The Company plans to file a New Drug Application in the United States during the first half of 2000 for type 1 and type 2 diabetes. The acceleration of the regulatory filing in Europe for type 1 diabetes will require a significant dedication of resources, including financial resources, to that program.

            At June 30, 1998, the Company had $26.0 million in cash, cash equivalents and short-term investments as compared to $52.7 million at December 31, 1997. Cash, cash equivalents and short-term investments at June 30, 1998, as adjusted to include the proceeds of the recently completed stock offering net of estimated offering costs, would have been $38.7 million. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

            The Company intends to use its financial resources for the ongoing development of its pramlintide invention, including the Phase III clinical trials, for its extending research program, and for other general corporate purposes. The Company plans to continue advancing its expanded research and development pipeline when resources permit. To the extent that clinical trials of the Company's compounds progress as planned, research and development expenses will include costs of supplying materials for and conducting pramlintide clinical trials, research activities to further explore amylin biology, and research and development of other compounds targeted at metabolic diseases. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

            As of June 30, 1998, the Company leased approximately 127,000 square feet of space. In association with the Company's process of restructuring its operations, the Company intends to reduce its ongoing facilities lease expense during 1998. In June 1998, the Company sub-leased 42,000 square feet of its space to a third-party tenant under a two year sub-lease agreement. The space is being leased to the tenant at competitive market prices, proceeds from which will offset Amylin's expense on this space. At this time, the Company expects to incur less than $0.2 million of capital expenditures in the remainder of 1998. These expenditures will primarily be directed toward the purchase of new equipment to support its research and development efforts.

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

            The Company cannot assure that any of its drug candidates will successfully meet any or all of their development goals. Important technical milestones remain to be achieved before the Company can commercialize any of its products. Failure to achieve these milestones could seriously jeopardize the Company's chances of success, and its financial condition would be adversely affected. The Company's future capital requirements will depend on many factors, including the results of its six-month European Phase III clinical trials (expected in the fourth quarter of 1998), the ability of the Company to establish one or more development and/or commercialization collaborations for its pramlintide program, progress with its other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in its non-pramlintide research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships and the costs of manufacturing scale-up.

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

            The Company believes that patent and other proprietary rights are important to its business, and in this regard intends to file applications as appropriate for patents covering both its products and processes. The Company currently owns 25 issued United States Patents and a number of other still-pending U.S. applications, three of which have been allowed but are not yet issued. Included within the Company's patent portfolio are issued patents for (1) pramlintide and other amylin agonist analogues invented by Company researchers; (2) the amylin molecule, which was discovered by University of Oxford researchers Tony Willis and Garth Cooper, a co-founder of the Company;
(3) amylin agonist pharmaceutical compositions, including a)compositions containing pramlintide, b)compositions containing pramlintide and insulin,
c)compositions containing amylin, and d)compositions containing amylin and insulin; (4) methods for treating diabetes using any amylin agonist; (5) methods for synthesis of amylin and amylin analogues; and, (6) methods for preparing products that include an amylin agonist in composition for parenteral administration. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce patents issued to the Company. Litigation, whether or not there is any basis for it, may also be required to determine the scope and validity of third-party proprietary rights.

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

ITEM 4.

      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 20, 1998. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next annual meeting and until his or her successor is elected, (ii) approved an amendment to the Company's Restated Certificate of Incorporation,
(iii) approved the Company's 1991 Stock Option Plan, as amended, (iv) ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998, and (v) approved the partial option exchange program for non-officer employees.

     The Company had 32,453,364 shares of Common Stock outstanding as of March 20, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 29,082,648 shares of Common Stock were present in person or represented by proxy for Proposals 1 - 4, and 16,629,443 shares of Common Stock were present in person or represented by proxy for Proposal 5. The following sets forth information regarding the results of the voting at the Annual
Meeting:

Proposal 1: Election of Directors

                                 Shares
                                 Voting      Shares
     Director                   in Favor    Withheld
     --------                  ----------   --------
     Joseph C. Cook, Jr.       28,853,258    229,390
     James C. Blair            28,850,929    231,719
     James C. Gaither          28,850,329    232,319
     Ginger L. Graham          28,777,129    305,519
     Howard E. Greene, Jr.     28,849,946    232,702
     Vaughn M. Kailian         28,813,529    269,119


Proposal 2: Approval of an amendment to the Company's Restated Certificate of Incorporation


     Votes in Favor:           23,539,897
     Votes Against:             5,079,500
     Abstentions:                 100,932


Proposal 3: Approval of the 1991 Stock Option Plan, as amended

     Votes in Favor:           23,045,045
     Votes Against:             5,525,691
     Abstentions:                 511,912

Proposal 4: Ratification of Selection of Independent Auditors

     Votes in Favor:           28,781,114
     Votes Against:                86,009
     Abstentions:                 215,525


Proposal 5: Approval of the Partial Option Exchange Program for Non-Officer Employees

     Votes in Favor:           13,767,293
     Votes Against:             2,812,310
     Abstentions:                  49,840

                          AMYLIN PHARMACEUTICALS, INC.
                                  June 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Amylin Pharmaceuticals, Inc.


Date: August 7, 1998          By:/s/ Joseph C. Cook, Jr.
                                     -------------------------------------------
                                     Joseph C. Cook, Jr.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (on behalf of the registrant
                                    and as the registrant's
                                    principal financial officer)