Form 10-Q
period 1998-09-30
AMYLIN PHARMACEUTICALS INC
filed 1998-11-16
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at September 30, 1998
          -----                         ---------------------------------
Common Stock, $.001 par value                     36,724,758

                 AMYLIN PHARMACEUTICALS, INC.
                       TABLE OF CONTENTS

                                                        PAGE NO.
                                                        --------
COVER PAGE..................................................1

TABLE OF CONTENTS...........................................2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     September 30, 1998 and December 31, 1997...............3

     Condensed Consolidated Statements of Operations
     for the three months and nine months ended
     September 30, 1998 and 1997............................4,5

     Condensed Consolidated Statements of Cash Flows for
     the nine months ended September 30, 1998 and 1997......6

     Notes to Condensed Consolidated Financial Statements...7

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........8-16

     ITEM 3.

     Quantitative and Qualitative Disclosures
     about Market Risk......................................*

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................17

     ITEM 2. Changes in Securities and Use of Proceeds......*

     ITEM 3. Defaults upon Senior Securities................*

     ITEM 4. Submission of Matters to a Vote of
             Security Holders...............................*

     ITEM 5. Other Information..............................*

     ITEM 6. Exhibits and Reports on Form 8-K...............*

SIGNATURE...................................................17

* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                       September 30,         December 31,
                                                                           1998                  1997
                                                                       -------------         -------------
                                                                        (unaudited)              (Note)
                                        Assets
Current Assets:
  Cash and cash equivalents                                            $  23,090,000         $  46,903,000
  Short-term investments                                                   2,003,000             5,845,000
  Receivable from related party                                              210,000               966,000
  Other current assets                                                       717,000             1,298,000
                                                                       -------------         -------------
Total current assets                                                      26,020,000            55,012,000

Property and equipment, at cost:
  Equipment                                                               15,304,000            14,707,000
    Leasehold improvements                                                 4,507,000             4,763,000
                                                                       -------------         -------------
                                                                          19,811,000            19,470,000
  Less accumulated depreciation and amortization                         (13,220,000)          (10,860,000)
                                                                       -------------         -------------
                                                                           6,591,000             8,610,000

Patents and other assets, net                                              1,972,000             1,716,000
                                                                       -------------         -------------
                                                                       $  34,583,000         $  65,338,000
                                                                       =============         =============
            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                                     $   2,914,000         $   5,278,000
  Accrued liabilities                                                     10,262,000            10,606,000
  Deferred revenue from related party                                        423,000             6,357,000
  Current portion of obligation under capital
      leases and equipment notes payable                                   1,659,000             1,468,000
                                                                       -------------         -------------
Total current liabilities                                                 15,258,000            23,709,000

Obligation under capital leases and
   equipment notes payable                                                 4,719,000             3,047,000

Notes payable to related party, net of discount                           38,632,000            33,933,000

Stockholders' equity (deficit):
  Common stock, $.001 par value, 100,000,000 shares authorized,
   36,724,758 and 32,394,433 issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively                     37,000                32,000
  Additional paid-in capital                                             229,756,000           215,246,000
  Accumulated deficit                                                   (253,265,000)         (209,732,000)
  Deferred compensation                                                     (557,000)             (893,000)
  Unrealized gains/(losses) on short-term investments                          3,000                (4,000)
                                                                       -------------         -------------
Total stockholders' equity (deficit)                                     (24,026,000)            4,649,000
                                                                       -------------         -------------
                                                                       $  34,583,000         $  65,338,000
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

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                              Three months ended
                                                                 September 30,
                                                     ---------------------------------
                                                         1998                 1997
                                                     ------------         ------------
Revenues under collaborative agreements
  from related party                                 $  2,678,000         $  9,091,000

Operating Expenses:
  Research and development                             15,414,000           21,836,000
  General and administrative                            2,310,000            3,484,000
                                                     ------------         ------------
                                                       17,724,000           25,320,000
                                                     ------------         ------------
Loss from operations                                  (15,046,000)         (16,229,000)

Interest and other income                                 462,000              526,000
Interest and other expense                             (1,382,000)            (233,000)
                                                     ------------         ------------
Net loss                                             $(15,966,000)        $(15,936,000)
                                                     ============         ============

Net loss per share - basic and diluted               $      (0.45)        $      (0.50)
                                                     ============         ============

Shares used in computing net loss per share -
   basic and diluted                                   35,506,000           32,187,000
                                                     ============         ============

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                            Nine months ended
                                                              September 30,
                                                     ---------------------------------
                                                         1998                 1997
                                                     ------------         ------------
Revenues under collaborative agreements
  from related party                                 $ 15,653,000         $ 31,462,000

Operating Expenses:
  Research and development                             47,817,000           56,019,000
  General and administrative                            8,598,000            9,693,000
                                                     ------------         ------------
                                                       56,415,000           65,712,000
                                                     ------------         ------------
Loss from operations                                  (40,762,000)         (34,250,000)

Interest and other income                               1,294,000            1,866,000
Interest and other expense                             (4,065,000)            (706,000)
                                                     ------------         ------------
Net loss                                             $(43,533,000)        $(33,090,000)
                                                     ============         ============

Net loss per share - basic and diluted               $      (1.30)        $      (1.03)
                                                     ============         ============

Shares used in computing net loss per share -
   basic and diluted                                   33,516,000           32,095,000
                                                     ============         ============

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          Nine months ended
                                                                             September 30,
                                                                   ---------------------------------
                                                                       1998                 1997
                                                                   ------------         ------------
Operating Activities:

 Net loss                                                          $(43,533,000)         $(33,090,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                      2,444,000            2,013,000
   Deferred revenue from related party                               (5,934,000)           1,404,000
   Deferred rent and other expense                                           --              (17,000)
   Amortization of deferred compensation                                698,000              420,000
   Amortization of warrants issued with debt                            898,000                   --
   Changes in assets and liabilities:
    Receivable from related party                                       756,000            1,404,000
    Other current assets                                                581,000               27,000
    Accounts payable                                                 (2,364,000)          (1,269,000)
    Accrued liabilities                                                (343,000)             275,000
                                                                   ------------         ------------
 Net cash flows used for operating activities                       (46,797,000)         (28,833,000)

Investing activities:
 Decrease in short-term investments                                   3,849,000            9,486,000
 Purchase of equipment and leasehold improvements                      (342,000)          (4,311,000)
 Increase in deposits, patents and other assets                        (339,000)            (298,000)
                                                                   ------------         ------------
 Net cash flows provided by (used for) investing activities           3,168,000            4,877,000

Financing activities:
 Issuance of notes payable                                            6,850,000           35,993,000
 Principal payments on capital leases and
    equipment notes payable                                          (1,187,000)          (1,413,000)
 Issuance of common stock, net                                       14,154,000            1,469,000
                                                                   ------------         ------------
Net cash flows provided by financing activities                      19,817,000           36,049,000

                                                                   ------------         ------------
Decrease in cash and cash equivalents                               (23,813,000)          12,093,000

Cash and cash equivalents at beginning of period                     46,903,000           42,654,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $ 23,090,000         $ 54,747,000
                                                                   ============         ============

Supplemental disclosure of cash flow information:
 Interest paid                                                     $    411,000         $    295,000


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at September 30, 1998, and for the three months and nine months ended September 30, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form S-3 (Registration No. 333-58831), as amended.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report due to risks and uncertainties regarding, among other things, the drug discovery and development process, the results and timing of the results of the Company's ongoing and planned clinical trials of pramlintide and AC2993 (exendin-4), the Company's ability to raise additional capital to finance its business operations through and following the second quarter of 1999, and the timing of filings for regulatory approval of pramlintide or exendin-4, if any such filings are made at all, and if such approval(s) are received, the time to market thereafter. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Registration Statement on Form S-3 (Registration No. 333-58831), as amended, under the heading "Risk Factors."

         Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of September 30, 1998, the Company's accumulated deficit was approximately $253 million.

         From June 1995 until late August 1998, the Company and Johnson & Johnson collaborated on the development and commercialization of pramlintide, a diabetes drug candidate which is now in Phase 3 clinical trials. Through September 30, 1998 Johnson & Johnson entities made various financial payments to the Company totaling $175 million. In late February 1998, Johnson & Johnson provided the Company with six months' notice of its intention to terminate their collaboration with the Company, and the collaboration was terminated in late August 1998. Johnson & Johnson's financial and other obligations under the Collaboration Agreement (defined below) continued during the termination notice period.

         In October 1998, the Company announced results from two, six-month Phase 3 European/Canadian studies of pramlintide, the

Company's lead drug candidate. In both type 1 and insulin-using type 2 diabetes, a clear drug effect of pramlintide was demonstrated. Unexpectedly in both pramlintide studies, however, this effect was not observed in the dosing arms with the highest dose which had been designated in advance as the primary arms for regulatory purposes. As a consequence, under the procedure specified in the statistical analysis plan, the results from the primary pramlintide dosing arms by themselves did not complete the requirements for a new drug application. Exendin-4, the Company's second product in clinical development, is planned to enter Phase 2 testing in the first quarter of 1999.

         As a result, the Company is adjusting its regulatory filing timelines for pramlintide. It is presently anticipated that the Company will likely experience a delay of approximately one year in its plan to file a regulatory application in Europe for the use of pramlintide to treat people with type 1 diabetes, but that its other timelines for the filing in Europe for the treatment of type 2 diabetes in 2000 and for filing in the U.S. for treatment of both type 1 and type 2 diabetes in 2000 will remain essentially unchanged. The Company's current regulatory timelines are subject to successful results from the Company's current ongoing phase 3 trials of pramlintide.

         Results from the recently announced type 1 study showed that two of the three active treatment arms showed a statistically significant reduction in average blood-glucose, while in the type 2 study, one of the three active treatment arms achieved statistical significance for this end point. Nevertheless, because these results were not as expected and will delay any future attempts by the Company to gain regulatory approval for pramlintide, the Company has taken measures to reduce its expenditures, including reducing its workforce by 75%, and concentrating its remaining resources on those critical steps necessary to support clinical trials of pramlintide and exendin-4.

         The Company is conducting further analyses of the data from the two recently completed European studies, is engaged in appropriate consultation with regulatory authorities and consultants in the U.S. and Europe, and is continuing its two remaining ongoing Phase 3 trials in the U.S. The company is currently considering various options for financing its ongoing operations, including corporate partnering and equity financing. However, there can be no assurance that the Company will have or be able to obtain the financial resources necessary to complete its U.S. trials, or, if so, that the results of its remaining two one-year U.S. clinical trials for pramlintide will be favorable or sufficient to support filing for market approval in any jurisdiction or, if they are, that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company, if at all. If for any reason Amylin is unable to obtain additional financing on acceptable terms, the Company will not have the financial resources to continue research and development of pramlintide or any of the Company's other product candidates through and following the second quarter of 1999. The Company believes that its existing available cash, interest income from cash investments and the proceeds from the recently completed public stock offering will permit the Company to finance its current operations until through at least the first quarter of 1999.

         The Company has received notification from The Nasdaq Stock Market, Inc., that the Company is not presently in compliance with certain Nasdaq National Market maintenance standards needed to remain listed on the Nasdaq National Market. On November 12, 1998, the Company participated in a hearing by Nasdaq on this matter in which it sought to demonstrate that the Company's common stock should continue to be listed on the Nasdaq National Market. During the hearing, the Company requested that Nasdaq consider many factors affecting the Company's operations, and requested that Nasdaq grant an extension of time for the Company to comply with Nasdaq National Market maintenance standards. The Company's common stock will continue to be listed on the Nasdaq National Market pending the outcome of the hearing, which is expected shortly. No assurance can be given that the outcome of the hearing will be favorable to the Company. An unfavorable hearing outcome could have a material adverse effect on the Company and its ability to raise additional capital on favorable terms as well as on stockholder liquidity.


RESULTS OF OPERATIONS

Revenue

         The Company had $2.7 million and $15.7 million of revenue for the three month and nine month periods ended September 30, 1998 as compared to $9.1 million and $31.5 million for the same periods in 1997. The revenues recognized in 1998 and 1997 were related to the Company's Collaboration Agreement dated as of June 20, 1995 (the "Collaboration Agreement") with LifeScan, Inc., a wholly owned subsidiary of Johnson & Johnson (hereinafter referred to as Johnson & Johnson). Revenues in 1998 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin through the Collaboration termination date in August 1998. Revenues in the nine months of 1997 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin, as well as a $6.0 million non-refundable option fee payment made by Johnson & Johnson in the first quarter and a $3.0 million non-refundable option fee payment made by Johnson & Johnson in the second quarter.

Operating Expenses

         The Company's total operating expenses for the quarter ended September 30, 1998 decreased to $17.7 million from $25.3 million for the same period in 1997. For the nine months ended September 30, 1998, operating expenses decreased to $56.4 million from $65.7 million for the same period in 1997. The decreases in operating expenses were primarily attributable to restructuring and reductions in force initiated in February 1998 after the Company received notice from Johnson & Johnson of its intention to terminate the Collaboration Agreement. The Company expects operating expenses for the fourth quarter of 1998 to be substantially reduced as a result of restructuring and reductions in force initiated in October 1998.

         Research and development expenses decreased to $15.4 million for the three months ended September 30, 1998 as compared to $21.8 million for the same period in 1997. Research and development expenses for the nine months ended September 30, 1998 decreased to $47.8 million from $56.0 million for the same period in 1997. The decrease in these expenditures was primarily due to reduced clinical costs, lower product development expenditures, and reduced spending on the Company's non-pramlintide research programs.

         General and administrative expenses were $2.3 million for the three months ended September 30, 1998 as compared to $3.5 million for the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 decreased to $8.6 million from $9.7 million for the same period in 1997. The decrease to general and administrative expenses for the year were related to decreased pre-marketing expenses and decreased travel expenditures. The decrease in these and certain other general and administrative expenses were partially offset by increased litigation expenses during the first nine months of the year attributable to litigation with the University of Minnesota and Per Westermark which was settled in October 1998.


Other Income and Expense

         Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income was $0.5 million for the quarter ended September 30, 1998 as compared to $0.5 million for the same period in 1997. Interest and other income decreased to $1.3 million for the nine months ended September 30, 1998 from $1.9 million for the same period in 1997. The decrease in interest and other income was primarily due to lower average cash reserves available for investment for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997.

         Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment, to fund tenant improvements to the Company's facilities, and for other working capital purposes. In addition, in accordance with the terms of the Collaboration Agreement, Johnson & Johnson advanced Amylin's share of pramlintide pre-launch marketing expenses incurred since the date of the collaboration.

         Separately, in 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for its pramlintide invention during 1997. The loan carries an interest rate of 9.0%. The loan is secured by the Company's issued patents relating to amylin agonists and amylin antagonists.

         The Company is required to repay the pre-marketing loan in full by no later than June 20, 2010 and the Company is required to repay the development loan in full by no later than June 20, 2005. Under certain circumstances the Company may be required to begin to repay both loans prior to their respective final repayment dates. For instance, in the event that pramlintide is approved for commercial sale, then following the earlier of (i) 12 months after the date of such approval and (ii) the date when sales of pramlintide reach $50 million, the Company would be required to begin to repay the loans out of 25% of the Company's net proceeds from certain future debt or equity financings by the Company. In addition, in the event that the Company were to cease commercial development of pramlintide, the Company would be required to begin to repay the loans out of 25% of its net income from the Company's future products, if any, and 25% of the Company's net proceeds from certain future debt or equity financings by the Company. Other instances, such as a change in control of the Company, may also require that the Company repay all or a portion of the loans prior to their respective final repayment dates.

         In conjunction with the borrowing under the Development Loan Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated value of the warrants is being amortized to interest expense over the life of the Development Loan Facility. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the Company's Loan and Security Agreement with Johnson & Johnson (the "Loan Agreement").

         Interest and other expense increased to $1.4 million for the three months ended September 30, 1998 from $0.2 million for the same period in 1997. Interest and other expense increased to $4.1 million for the nine months ended September 30, 1998 from $0.7 million for the same period in 1997. The increase in interest and other expense was primarily due to the interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan. Of the $4.1 million of interest and other expense incurred in 1998, the Company had to expend cash payments for only $0.4 million. The large majority of the interest expense incurred, $3.7 million, was related to loans with Johnson & Johnson for which payment is deferred until the occurrence of certain future events, which are referenced above.


Net Loss

         The net loss for the quarter ended September 30, 1998 was $16.0 million compared to a net loss for the same quarter in 1997 of $15.9 million. The Company incurred a net loss of $43.5 million for the nine months ended September 30, 1998 as compared to $33.1 million for the nine months ended September 30, 1997. The increase in the net loss was due to decreased collaborative revenues and increased interest expense.

         Amylin expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including clinical development of pramlintide, preclinical and potential clinical testing of additional product candidates, including exendin-4, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sales of common stock, reimbursement of pramlintide development expenses through its collaboration with Johnson & Johnson, and debt financings.

         At September 30, 1998, the Company had $25.1 million in cash, cash equivalents and short-term investments as compared to $52.7 million at December 31, 1997. The Company invests its cash in U.S. government and other highly rated liquid debt instruments.

         The Company intends to use its financial resources for the ongoing development of its pramlintide invention, including the Phase 3 clinical trials, for its exendin-4 development program, and for other general corporate purposes. As a result of the termination of the Collaboration Agreement between the Company and Johnson and Johnson, and following the announcement in October 1998 of unexpected results from the Company's six month Phase 3 European/Canadian clinical studies of pramlintide, resources dedicated toward the Company's other research programs have been sharply reduced or eliminated in 1998. The Company plans to continue advancing its research and development pipeline only as future resources permit. To the extent that clinical trials of the Company's pramlintide and exendin-4 compounds progress as planned, research and development expenses will include costs of supplying materials for and/or conducting pramlintide and exendin-4 clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

         As of September 30, 1998, the Company leased approximately 127,000 square feet of space. In association with the Company's process of restructuring its operations, the Company intends to reduce its ongoing facilities lease expense during 1999. In June 1998, the Company sub-leased 42,000 square feet of its space to a third-party tenant under a two-year sub-lease agreement. The space is being leased to the tenant at competitive market prices, proceeds from which will offset Amylin's expense on this space. At this time, the Company expects to incur minimal additional capital expenditures in the remainder of 1998 and during the first part of 1999.

     The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

         The Company cannot assure that any of its drug candidates will successfully meet any or all of their development goals. Important technical milestones remain to be achieved before the Company can commercialize any of its products. Failure to achieve these milestones could seriously jeopardize the Company's chances of success, and its financial condition would be adversely affected. The Company's future capital requirements will depend on many factors, including the results of its remaining one-year

U.S. Phase 3 clinical trials of pramlintide (expected by the third quarter of 1999), the continued evaluation of results from its two European/Canadian Phase 3 clinical trials of pramlintide, the ability of the Company to establish one or more development and/or commercialization collaborations for its pramlintide and exendin programs, progress with its other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in its non-pramlintide research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

         Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on the Company's first product candidate, pramlintide. Subject to compliance with FDA and foreign authorities regulations, the Company continues to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although the Company believes Phase 3 clinical data from its initial four pramlintide trials warrant continuing with the Phase 3 development program at this time, there can be no assurance that the remaining studies will confirm or improve the results of the four previously completed Phase 3 studies or that any of the data, past or future, will support regulatory approval of pramlintide.

         Further testing of pramlintide and the Company's other product candidates in research or development, including exendin-4, may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, the Company or regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products, if any, resulting from Amylin's research and development programs are not expected to be commercially available for a number of years.

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

YEAR 2000 ISSUE

              The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed a plan to address identified issues within the Company. The Company does not yet know the full extent, if any, of the impact of the year 2000 on its systems and equipment, but at this point expects the costs associated with its becoming year 2000 compliant to be approximately $100,000. The Company is also in the process of communicating with third parties with which it conducts business to assess whether they are or will be year 2000 compliant. There can be no assurance, however, that such third parties, including suppliers, clinical research organizations, and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of the Company, its suppliers, its clinical research organizations, its collaborative partners, or others could have a material adverse effect on the Company's business, results of operations and financial condition.

                                LEGAL PROCEEDINGS

        On December 5, 1996, the Company filed a complaint against the University of Minnesota and Per Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that the Company's patented pramlintide invention is not covered by the University's patent directed to a tumor-derived molecule called "Insulinoma Amyloid Polypeptide" and that no moneys are owed to the University or Westermark. In October 1998 all claims between the parties were settled on undisclosed terms.



                          AMYLIN PHARMACEUTICALS, INC.
                               September 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Amylin Pharmaceuticals, Inc.


Date: November 16, 1998          By: /s/ Joseph C. Cook, Jr.
                                     ----------------------------------
                                     Joseph C. Cook, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (on behalf of the registrant
                                     and as the registrant's
                                     principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27             Financial Data Schedule