Form 10-K405
period 1998-12-31
AMYLIN PHARMACEUTICALS INC
filed 1999-03-31
CIK 881464

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0266089
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)
 9373 TOWNE CENTRE DRIVE, SAN DIEGO, CALIFORNIA                       92121
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 552-2200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 was $22,796,666.*

     The number of shares outstanding of the Registrant's Common Stock was 36,797,806 as of March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held on May 24, 1999 (the "1999 Annual Meeting") is incorporated herein by reference into Part III of this Report.

---------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at March 1, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") may differ materially from those discussed here. Additional information concerning factors that could cause or contribute to such differences can be found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business," Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report.

                                     PART I

ITEM 1. BUSINESS

     Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") is an early development pharmaceutical company focused on metabolic disorders, and specializing in preclinical characterization of lead molecules and demonstration of proof of principle in humans. The Company has pioneered research of the hormone amylin and is developing pramlintide, its patented synthetic analog of human amylin, for the treatment of diabetes. The Company has previously performed various Phase 1, 2 and 3 studies of pramlintide. Currently, two one-year US Phase 3 clinical studies of pramlintide in type 1 and insulin-using type 2 diabetes are ongoing.

     The Company is also conducting Phase 1-2 clinical studies of AC2993 (synthetic exendin-4), an investigational drug for type 2 diabetes and related metabolic disorders. Exendin-4 is a naturally occurring peptide initially derived from the salivary secretions of the Gila monster.

  BACKGROUND -- AMYLIN THE HORMONE

     Amylin is a pancreatic beta cell hormone that was discovered at Oxford University and reported in 1987. Amylin is stored and secreted with the hormone insulin. Numerous studies have shown that amylin and insulin work together with glucagon to maintain normal glucose concentrations.

     In people without diabetes, amylin concentrations increase after meals. In people with type 1 diabetes, amylin concentrations are low or undetectable under fasting conditions, and do not increase after meals. In people with type 2 diabetes, fasting amylin concentrations are comparable to those seen in people without diabetes; however, the post-meal responses tend to be decreased and, in patients who have progressed to insulin therapy, virtually absent. The Company is carrying out clinical studies to better characterize amylin deficiency in type 1 diabetes mellitus, and the deficient post-meal response in type 2 diabetes, and their contribution to impaired glucose control.

  BACKGROUND -- DIABETES

     Diabetes is a major global health problem, and is the fourth- to fifth-leading cause of death in most developed countries. The American Diabetes Association (ADA) estimates that the total annual economic cost of diabetes in the US in 1997 was $98 billion. The 1997 per capita cost of health care for people with diabetes was $10,071, nearly four times that for people without diabetes. In 1997, an estimated 124 million people worldwide had diabetes -- about 2% of the world's population. Of these, approximately 3.5 million had type 1 diabetes, and 120.5 million had type 2 diabetes.

     Type 1 diabetes is an autoimmune disease that destroys the ability of the pancreas to produce insulin, and most often is diagnosed in children and young adults. Lifelong daily insulin therapy is essential for people with type 1 diabetes. Type 2 diabetes is a complex metabolic disorder resulting from the body's inability to make enough insulin or to properly use available insulin. Diet and exercise therapy, in addition to a number of oral medications that either stimulate insulin production or improve the use of insulin by target tissues (improve insulin sensitivity), are used to manage type 2 diabetes. However, no single therapeutic agent is currently able to control the disease over its full course (from impaired glucose tolerance stages to insulin dependency). As the disease progresses, treatments often become ineffective and must be supplemented or replaced. Insulin becomes part of the treatment regimen for many people with type 2 diabetes when oral therapies become ineffective. Multiple daily insulin injections are often added to the treatment regimen when desired glucose control goals cannot be achieved with other available therapies.

     In both type 1 and type 2 diabetes, a lack of control of glucose concentrations has been shown to result in long-term complications. Effective treatments for diabetes target the control of blood glucose to limit microvascular complications such as retinopathy (eye damage), nephropathy (kidney damage), neuropathy (nerve damage), and peripheral vascular disease. Other metabolic effects resulting from diabetes and associated co-morbidities such as hypertension and obesity may result in macrovascular complications such as abnormal fat metabolism (dyslipidemia) and cardiovascular disease. It is these complications and co-morbidities that lead to increased morbidity and mortality compared with the general population. Landmark studies in type 1 (Diabetes Control and Complications Trial [DCCT], 1993) and type 2 (United Kingdom Prospective Diabetes Study [UKPDS], 1998) diabetes have shown that improved glucose control -- as measured by any improvement in HbA1c (glycated hemoglobin) -- can reduce the incidence of long-term complications. HbA1c measurement is a recognized indicator of average blood glucose concentration over the three- to four-month period before testing. Lower HbA1c values indicate better blood glucose control; HbA1c values in people without diabetes are usually less than 6%. American Diabetes Association (ADA) Clinical Practice Recommendations (1999) suggest that people with diabetes should aim for an HbA1c value that is lower than 7%, and should discuss a possible therapy change with their diabetes care management team if their HbA1c value exceeds 8%.

     Aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia (low blood glucose concentrations) and weight gain. Using currently available therapies, less than 10% of people with diagnosed diabetes in the US are able to achieve the ADA's recommended glucose control targets, indicating a clear therapeutic need. Further, there is a pressing need to develop new treatment strategies that improve the overall metabolic profile of patients with diabetes and reduce the risk of microvascular and macrovascular complications without increased morbidity.

PRAMLINTIDE

  PROGRAM OVERVIEW

     Pramlintide is a synthetic analog of the human hormone amylin. From June 1995 until August 1998, Amylin collaborated with Johnson & Johnson on the development of pramlintide for commercialization.

     The patient population focus for pramlintide development is people with diabetes whose therapy includes multiple daily insulin injections. The Company estimates that this group comprises 5.2 million people in North America and Europe, based on published and proprietary estimates of people who use multiple daily insulin injections. Within this population group, the Company believes that approximately 1.9 million people (40%) have type 1 diabetes, and the remaining 3.3 million (60%) have type 2 diabetes.

     The Company is performing extensive clinical trials aimed at understanding the effects of pramlintide in people with diabetes. Over 1,400 subjects, including people with either type 1 diabetes or type 2 diabetes using insulin, as well as healthy volunteers, have been enrolled in 34 completed Phase 1 and Phase 2 studies. These studies investigated the short-term safety and tolerability of pramlintide, mechanisms of action, interactions with insulin and oral drugs, and effects on short- and medium-term measures of glucose control. In these studies, pramlintide has been shown to reduce post-meal glucose variation in people with type 1 or type 2 diabetes who use insulin. Pramlintide has also been shown to significantly reduce average 24-hour plasma glucose concentrations, and to significantly reduce plasma fructosamine in these populations. These improvements in glucose control were shown without an increase in the incidence of hypoglycemic events or clinically important safety issues. The Phase 3 program was designed to evaluate the safety and efficacy of administration of pramlintide for 6 months, 1 year, or longer in over 3,500 people. This program comprises six double-blind, placebo-controlled studies (two in type 1 diabetes in the US, two in type 2 diabetes in the US, one each in type 1 and type 2 diabetes in Europe/Canada), and two longer term open-label, safety studies. In addition, the Company sponsored certain open-label extensions of the Phase 3 placebo-controlled studies to assess longer-term effects of pramlintide. To date, the Company has reported results from seven Phase 3 studies.

     Initial US Phase 3 Results

     An initial Phase 3 clinical study was conducted in the US to explore the one-year effects of pramlintide administration (in addition to insulin) on metabolic control in people with type 1 diabetes. These results were reported in August 1997. At one year, pramlintide recipients achieved a sustained, statistically significant decrease in the mean reduction of HbA1c from baseline compared with those who received insulin alone (-0.4% for pramlintide; -0.1% insulin only) without an increase in the frequency of patient-reported severe hypoglycemic events. In addition, patients receiving pramlintide achieved a significant weight loss. Those receiving only insulin gained weight, a common result of intensifying insulin therapy. A positive effect on the lipid profiles of patients receiving pramlintide was also observed.

     An initial Phase 3 study in insulin-using type 2 patients was also conducted in the US to explore the one-year effects of the addition of pramlintide to existing insulin regimens on metabolic control in those patients. The results of this study were also reported in August 1997. The mean change from baseline in HbA1c concentrations for patients receiving pramlintide 75 or 150 (LOGO)g were significantly reduced at 13 and 26 weeks, compared with placebo recipients. A reduction in HbA1c was maintained over the one-year study, but due in part to insufficient patient numbers, did not achieve statistical significance compared with placebo at one year. Pramlintide administration resulted in a statistically significant weight loss compared with those receiving insulin alone.

     Amylin interpreted the outcomes of these first two Phase 3 studies as positive in type 1 diabetes and encouraging in insulin-using type 2 diabetes. These studies also extended pramlintide's excellent safety and tolerability profile to dosing of up to 1 year. The most common drug-related side effect in the studies was initial transient nausea, which in most patients was relatively mild and usually dissipated during the initial 4 to 8 weeks of treatment; only at the highest drug dose in the type 2 study was the patient dropout rate significantly higher than the dropout rate in the placebo group.

     European/Canadian Phase 3 Results

     In October 1998, the Company announced results from two six-month Phase 3 European/Canadian studies of pramlintide, one in type 1 diabetes and one in insulin-using type 2 diabetes. In the study involving people with type 1 diabetes, the average change in HbA1c after 26 weeks of pramlintide treatment compared with those who received insulin alone was -0.2% for the 90 (LOGO)g two or three times daily dosage groups, and -0.3% for the 60 (LOGO)g three times daily dosage group. In two of these dosage arms (90 (LOGO)g two times daily and 60 (LOGO)g three times daily), the effect on HbA1c was statistically different from placebo. Unexpectedly, the effect on HbA1c observed in the group who received the highest pramlintide dosage (90 (LOGO)g three times a day) did not reach statistical significance. This highest dosage group had been designated in advance as the primary arm for statistical analysis for regulatory purposes. As a consequence, under the procedure specified in the statistical analysis plan, the results from the primary pramlintide dosage arm alone did not meet the regulatory requirements to support a new drug application (NDA). The magnitude of these results is similar to the results reported from the initial Phase 3 study of pramlintide announced in August 1997 and described above.

     In the study involving people with type 2 diabetes, the average change in HbA1c after 26 weeks of pramlintide treatment compared with those who received insulin alone was -0.2% for the 90 (LOGO)g two times daily dosage group, -0.3 for the 90 (LOGO)g three times daily dosage group, and -0.3% for the 120 (LOGO)g two times daily dosage group. Two of these dosage groups, including the highest dosage (90 (LOGO)g three times a day), did not achieve statistical significance. A third dosage group (120 (LOGO)g two times daily) was statistically different from placebo. As with the type 1 study, the highest dosage group had been designated in advance as the primary arm and did not achieve statistical significance. Thus, the regulatory requirements for an NDA were not met.

     These October 1998 results delayed the Company's regulatory filing timelines for pramlintide. In an effort to concentrate its resources on the ongoing pramlintide and AC2993 (synthetic exendin-4) development programs, the Company also reduced its work force by approximately 75% and significantly reduced operating expenses.

     Additional Analyses of First Four Phase 3 Studies

     The Company has conducted further analyses of data from the four completed Phase 3 studies of pramlintide (the two 1-year US studies completed in 1997 and the two six-month European/Canadian studies completed in 1998). These additional analyses have led to a method that appears to identify those patients who had lower HbA1c concentrations on average than the population as a whole at study end. In these four studies, approximately 50% of all participants (with either type 1 diabetes or insulin-using type 2 diabetes) who received pramlintide achieved a 4-week HbA1c reduction that was greater than or equal to 0.5%. These participants, designated as "responders" by the Company, achieved average HbA1c reductions that ranged from 0.6 to 1.1% at 6 months. In the type 1 diabetes studies, those responders who received the well-tolerated dosages of 30 (LOGO)g four times daily or 60 (LOGO)g three times daily had no increase in severe hypoglycemia and showed a reduction in body weight over the course of the studies. In the insulin-using type 2 diabetes studies, responders also achieved and maintained a reduction in body weight during treatment with pramlintide.

     Other Phase 3 Study Results

     At the close of the US Phase 3 studies in 1997, participants were given the opportunity to voluntarily receive pramlintide in an open-label extension study. In the type 1 study, approximately 70% of the participants who had received pramlintide during the 1-year study voluntarily continued using pramlintide in the open-label extension study. Preliminary analyses indicate that patients completing 24 months of pramlintide therapy achieved average HbA1c reductions of 0.6% (6 months), 0.5% (12 months), 0.5% (18 months) and 0.3% (24 months).
Approximately 50% of the patients were also "responders" as described above using the initial 4-week HbA1c reduction criterion. These analyses also indicate that responders who completed 24 months of therapy exhibited average HbA1c reductions 0.9% (6 months), 0.8% (12 months), 0.8% (18 months) and 0.6% (24 months).

     As in the type 1 diabetes study, approximately 70% of the participants in the insulin-using type 2 diabetes study receiving pramlintide voluntarily continued using the drug candidate in the open-label extension study. Preliminary analyses indicate that patients receiving dosages that had a statistically significant glucose-lowering effect at six months in the blinded portion of the study (75 or 150 (LOGO)g three times daily), and who completed the open-label extension portion of the study, achieved average reductions in HbA1c of 0.7 - 0.8% (6 months), 0.7% (12 months) and 0.4 - 0.6% (24 months). In this study, approximately 50% of the patients were also "responders" as defined above. These analyses also indicate that those "responders" within these dosing groups who completed 24 months of pramlintide therapy achieved average HbA1c reductions of 1.1 - 1.2% (6 months), 0.9 - 1.0% (12 months) and 0.9% (24 months). Paralleling the positive trends in HbA1c reduction, study subjects who completed 24 months of therapy maintained or decreased their body weight. Weight control is considered to be important in light of the recent findings by the UKPDS, which found that a group of people with type 2 diabetes who used an intensive insulin regimen had gained approximately 5.5 pounds at the end of 24 months.

     In 1996, Amylin initiated an open-label clinical use study in the US that was designed to examine the long-term effects of pramlintide in people with type 1 diabetes. Premlinary analyses indicate that patients completing 18 months of pramlintide therapy achieved average HbA1c reductions of 0.6% (6 months), 0.5% (12 months) and 0.4% (18 months). The "responders" (as defined above) completing 18 months of pramlintide therapy achieved average HbA1c reductions of 0.9% (6 months), 0.8% (12 months) and 0.8% (18 months).

     Ongoing Phase 3 Studies

     The Company is currently conducting two one-year US Phase 3 clinical studies of pramlintide. One study is in type 1 diabetes and the other is in insulin-using type 2 diabetes. Based upon the observations described above indicating that patients who achieve lower HbA1c concentrations than the population as a whole can be identified using the early response criterion (reduction in HbA of $0.5% at 4 weeks), this "responder analysis" approach has been incorporated into the statistical analysis plans for these ongoing studies. Results from these two studies are scheduled to be announced in the second half of 1999.

     Regulatory Plans

     Following the release of the results of the European/Canadian Phase 3 studies, the Company revised its regulatory filing timelines for pramlintide. Based on extensive review with U.S. and European clinical and regulatory consultants, the Company believes that if the ongoing one-year US Phase 3 study in type 1 diabetes provides positive results, these new results, in conjunction with data from previously completed Phase 3 studies, should form the basis of a filing package for pramlintide in the treatment of people with type 1 diabetes. For insulin-using type 2 diabetes, positive results from the ongoing one-year US Phase 3 study, in conjunction with data from completed Phase 3 studies, would provide the basis for a discussion of filing options with regulatory authorities. The Company expects to report the results from the ongoing U.S. Phase 3 studies in the second half of 1999. If the results from these two ongoing Phase 3 clinical studies are positive, the Company is planning for a mid-2000 submission of pramlintide regulatory filings in the U.S. and Europe for type 1 and, possibly, insulin-using type 2 diabetes.

AC2993 (SYNTHETIC EXENDIN-4)

     AC2993 is a 39-amino acid peptide that exhibits several of the anti-diabetic actions of the mammalian hormone glucagon-like peptide (GLP-1). Unlike GLP-1, AC2993 has demonstrated a prolonged duration of action. In animal models, AC2993 has been shown to stimulate secretion of insulin (a glucose-lowering hormone) in the presence of elevated blood glucose concentrations, but not during periods of hypoglycemia (low blood glucose concentrations). AC2993 also has been shown in animals to modulate gastric emptying to slow the entry of ingested nutrients into the bloodstream. It has also been demonstrated that chronic subcutaneous administration of AC2993 lessened food consumption in obese animals, leading to reduced body weight. Most importantly, in animal models of type 2 diabetes, AC2993 administration resulted in a lowering of blood glucose to near-normal concentrations.

     In October 1998, Amylin Pharmaceuticals announced positive results from a Phase 1 safety and tolerability study of AC2993 conducted by the Company in the UK. This study involved the administration of AC2993 (0.01 (LOGO)g/kg to 0.30
(LOGO)g/kg) by injection to healthy, fasted volunteers. Doses of up to 0.1
(LOGO)g/kg were well tolerated, while tolerability of higher doses was limited by nausea and vomiting. Biological effects were observed at all tested doses, including the lowest dose of 0.01 (LOGO)g/kg at which a stimulation in insulin secretion was observed. A reduction in plasma glucose was observed at doses of
0.05 (LOGO)g/kg and above. This study identified dose-limiting effects and a maximum tolerated dose. Further, the data indicated that biologic effects of AC2993 occur at less than the maximum tolerated dose. Additionally, independent clinical studies by researchers affiliated with Massachusetts General Hospital and the National Institute on Aging have demonstrated that AC2993 has a very potent insulin stimulatory effect in people who have elevated plasma glucose concentrations.

     Using diabetic animal models, the Company has demonstrated that biologic activity was observed when AC2993 was administered via oral, sublingual, pulmonary, tracheal and nasal routes. The Company is actively pursuing collaborations with drug delivery technology companies in order to further investigate administration of AC2993 using such routes. Other delivery routes may be considered as additional data become available.

     In January 1999, Amylin filed an investigational new drug (IND) application for AC2993 and initiated a clinical study with the drug candidate in people with type 2 diabetes. This dose-rising study is being conducted in the US and focuses on the safety and tolerability of AC2993 in people with type 2 diabetes. Additionally, the study is designed to examine the effect of the drug candidate on plasma glucose, insulin concentrations, and other metabolic parameters. Results from this study are expected to be reported in the second quarter of 1999. The Company is planning future studies in people with type 2 diabetes.

OTHER RESEARCH AND DEVELOPMENT ACTIVITIES

     Amylin has in-licensed potential drug candidates for metabolic disease and has developed product candidates from internal research programs. The metabolic components of diabetes, obesity and dyslipidemia are linked in many ways that may allow the Company to leverage its decade of expertise to move new metabolic drugs into the clinic. The Company has the following active research and development programs unrelated to pramlintide or AC2993 (synthetic exendin-4). Progress in these research programs has been slowed or delayed to conserve the Company's financial resources, but the Company believes these programs have the potential to provide the Company with additional product candidates in the future.

     Atherosclerosis/LLAs

     Amylin is in preclinical development with a new class of small molecules that are lipid-lowering anti-oxidants (LLAs). These compounds have demonstrated in animal models prevention of atherosclerosis (arterial plaque) and may also be useful for prevention of restenosis (re-narrowing of blood vessels after surgical correction). The research program has been slowed to conserve Company resources.

     Obesity/UCPs

     The Company's scientists have been actively engaged in research on uncoupling proteins (UCPs), which are believed to divert nutrient calories into heat formation. Amylin's screening program yielded a number of small-molecule hits that are potential candidates for testing to determine if they might cause weight loss without affecting appetite. The Company is not funding this research program at this time.

     Obesity/NAS

     Using animal models developed for amylin research, the Company has been searching for new adipocyte signals (NASs) that are selectively activated in fat cells when metabolic stress occurs. This work has yielded a number of potential molecular targets that may lead to new drug candidates for testing for potential to treat obesity. The Company is not funding this research program at this time.

CABRILLO LABORATORIES

     In January 1999, the Company announced the creation of a new division, Cabrillo Laboratories, a contract product development organization. Cabrillo Laboratories provides services such as analytical chemistry, formulation development, process development, clinical material packaging, quality control and stability testing to third parties, and assists with preclinical through regulatory filing needs. In February 1999, the Company signed a non-binding letter of intent with Magellan Laboratories Incorporated to enter into a definitive agreement for the purchase by Magellan of the Cabrillo Laboratories division. Upon completion of the transaction, Cabrillo Laboratories, as a division of Magellan, would continue to provide product development services to Amylin and to other companies. The letter of intent provides that a definitive agreement will include a cash payment of $2 million to Amylin and a $500,000 credit for future services to be provided by Magellan to Amylin. Magellan will also be a preferred service provider to Amylin and will retain certain product development capabilities to complete Amylin's planned NDA filing for pramlintide, its diabetes drug candidate currently in Phase 3 clinical studies. As a further component of this strategic relationship between the two companies, Amylin will grant Magellan a warrant for the purchase of 50,000 shares of common stock of Amylin.

STRATEGIC ALLIANCES

     The Company evaluates, on an ongoing basis, potential collaborative relationships with established pharmaceutical and biotechnology companies. The Company is actively seeking collaborative research, development, and commercial partners for pramlintide and AC2993 (synthetic exendin-4), and may establish other collaborative relationships.

     Johnson & Johnson

     From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of pramlintide pursuant to a worldwide collaboration agreement (the "Collaboration Agreement") to develop and commercialize pramlintide. Under the Collaboration Agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the pramlintide development costs, draw downs from the development loan facility under a loan and security agreement (the "Loan Agreement"), the purchase of $30 million of the Company's Common Stock, milestone, license and option fee payments, and the funding of pramlintide pre-marketing costs.

     The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from pramlintide. As a result of Johnson & Johnson's withdrawal from the collaboration, Johnson & Johnson has relinquished all rights to share in any pramlintide profits. Additionally, following the collaboration termination in August 1998, all product and other rights associated with pramlintide and related compounds reverted to Amylin subject to the terms of the Loan Agreement.

     In conjunction with the collaboration, the Company received proceeds of approximately $30.6 million from a draw down under the development loan facility with Johnson & Johnson. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's Common Stock with a fixed exercise price of $12 per share and a 10-year exercise period. Beginning 12 months after approval of a new drug application for pramlintide, 50% of the Company's pramlintide profits, if any, shall be applied to repayment of the loan, subject to certain exceptions set forth in the Loan Agreement. The loan is secured by the Company's issued patents and patent applications relating to amylin.

     At March 1, 1999, Johnson & Johnson's Common Stock ownership represented approximately 9.4% of the Company's outstanding Common Stock. See "Risk Factors -- Future Capital Needs."

     Hoechst Marion Roussel

     In March 1997, the Company entered into a Technology License Agreement (the "License Agreement") with Hoechst Marion Roussel pursuant to which the Company was granted exclusive worldwide rights to a series of orally active lipid-lowering antioxidant compounds which are being evaluated for their ability to improve cardiovascular risk factors associated with the development of atherosclerosis and restenosis.

     Under the terms of the License Agreement, the Company is responsible for conducting the preclinical evaluation and clinical development of candidate compounds. Upon completion of Phase 2 clinical studies of these compounds, Hoechst Marion Roussel will have a one-time right to elect to collaborate with the Company in the continuing development and commercialization of these compounds in a 50:50 cost-and-profit sharing arrangement. If Hoechst Marion Roussel exercises this option, the Company will continue to be responsible for developing and registering the product candidates, and Hoechst Marion Roussel will be responsible for manufacturing and marketing. If the option is exercised, the Company and Hoechst Marion Roussel will assume equal responsibility for all past and future research and development, manufacturing and commercialization expenses and will share equally in any operating profits from commercialization. If Hoechst Marion Roussel does not exercise its option, the Company will retain all development and commercialization rights, and Hoechst Marion Roussel will be entitled to a royalty based on any future net sales. In such case, the Company will be free to collaborate with other companies on the development, manufacture, and commercialization of these compounds.

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

     Much of the research into the role of the hormone amylin in healthy and diseased states has been undertaken by the Company and its collaborators. Consequently, the Company has been able to create a comprehensive intellectual property estate which the Company believes covers relevant commercial aspects of amylin physiology, including methods of treatment, compositions of matter, discovery methodologies and manufacturing techniques.

     At March 1, 1999, the Company owned or held exclusive rights to 27 issued U.S. patents and a number of other still-pending U.S. applications, The Company has a total of nine pending and 11 issued U.S. patents that it believes are relevant to the development and commercialization of pramlintide. The Company has a total of seven pending and one issued US patent that it believes are relevant to the development and commercialization of AC2993 (synthetic exendin-4). Amylin also has filed foreign counterparts of certain of these issued patents and applications. Included within the Company's patent portfolio are issued patents for (1) pramlintide and other amylin agonist analogues invented by Company researchers; (2) the amylin molecule, which was discovered by University of Oxford researchers Tony Willis and Garth Cooper, a co-founder of the Company; (3) amylin agonist pharmaceutical compositions, including (a) compositions containing pramlintide, (b) compositions containing pramlintide and insulin, (c) compositions containing amylin, and (d) compositions containing amylin and insulin; (4) methods for treating diabetes using any amylin agonist;
(5) methods for synthesis of amylin and amylin analogues; and (6) methods for preparing products that include an amylin agonist in composition for parenteral administration; and (7) methods of stimulating insulin release by administering exendin-4. Generally, it is the Company's policy to file foreign counterparts in countries with significant pharmaceutical markets. All commercial rights to these patents and patent applications are held by the Company. There can be no assurance that patents will issue from any of the still-pending applications.

MANUFACTURING

     The Company has internally developed and also has contracted for the development of processes for manufacturing pramlintide and AC2993 bulk drug and dosage form. The Company has no facilities to manufacture clinical trial or commercial supplies of pramlintide and currently relies on third parties to do so. The Company has selected manufacturers which it believes comply with current Good Manufacturing Practice ("cGMP") and other regulatory standards. The Company uses external suppliers for synthetic chemical manufacture of pramlintide and AC2993 bulk drug, and external suppliers and Johnson & Johnson for fill-finish activities. The Company has established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that the Company's products are manufactured in accordance with cGMP and other applicable domestic and foreign regulations. However, the Company is dependent upon third party manufacturers to comply reliably with such procedures and regulations. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity or timeliness.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of pramlintide and in the Company's ongoing research and development activities. All of the Company's potential products, including pramlintide and AC2993, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals and the subsequent compliance with applicable federal and state statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product revenue, royalty revenue or profit sharing payments.

     The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug (IND) application, which must be reviewed by the FDA before proposed clinical trials can begin. Typically, clinical studies involve a three-phase process. In Phase 1, clinical studies are conducted with a small number of subjects to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical studies are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase 3, large-scale, multicenter, adequate and well-controlled, comparative clinical studies are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical testing and clinical studies are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application ("NDA") for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, or at all.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform with cGMP guidelines. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production and quality control and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance. See
"-- Manufacturing."

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

MARKETING AND SALES

     The Company believes that a marketing collaboration with one or more commercial partners may be necessary to market pramlintide and/or AC2993. There can be no assurance that the Company will be able to find such commercial partners or that such commercial partners will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of pramlintide or AC2993.

COMPETITION

     Although competitive activity in the diabetes market is intense, most recent activity has resulted in additional treatment options for people with type 2 diabetes who are responsive to oral hypoglycemic therapy. The Company believes that pramlintide is the only non-insulin based drug candidate in late stage clinical development for improving metabolic control in people with type 1 diabetes. Further, many people with type 2 diabetes are unable to achieve satisfactory glucose and weight control with available oral drugs or insulin. Pramlintide may be either complementary or competitive to these other agents.

     Pramlintide or AC2993 may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target the same diseases to which pramlintide and AC2993 are targeted, and several product candidates are in Phase 3 clinical studies or in registration. These companies may develop and introduce products competitive with or superior to pramlintide or AC2993. Such competitive or potentially competitive products include pioglitazone, rosiglitazone, troglitazone, metformin, acarbose, repaglinide, miglitol, bromocriptine and other oral hypoglycemic agents such as sulfonylureas. The Company's competition will be determined in part by the indications for which the Company's products are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which Amylin or any future corporate partners can develop products, complete the clinical studies and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price and patent position.

EMPLOYEES

     As of December 31, 1998, Amylin had 63 full-time employees, of which 21 were employees of the Cabrillo Laboratories division. After the October 1998 announcement of results from our European/Canadian Phase 3 clinical studies, the Company reduced its work force by approximately 75%. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Amylin believes that it has been successful in attracting skilled and experienced scientific personnel. None of the Company's employees is covered by collective bargaining agreements and management considers relations with its employees to be good.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

     You should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K.

CLINICAL STUDIES MAY RESULT IN FAILURE TO OBTAIN FDA APPROVAL AND INABILITY TO SELL PRODUCTS

     Before approving a drug for commercial sale as a treatment for a disease, the FDA and other regulatory authorities generally require that the safety and efficacy of a drug be demonstrated in humans. This is provided by showing results from adequate and well-controlled clinical studies in which the drug is used to treat patients who have the disease.

     Pramlintide and AC2993 (synthetic exendin-4) are the only product candidates that we currently have in human clinical studies. We have completed and reported results from seven Phase 3 clinical studies on pramlintide and are currently conducting two Phase 3 efficacy studies for our patented product candidate, pramlintide. In the ongoing Phase 3 clinical studies, we are testing whether treatment with pramlintide can improve metabolic control in patients with diabetes who use insulin. We expect to report results from these two ongoing clinical studies of pramlintide in the second half of 1999.

     One Phase 1 clinical study of AC2993 has been completed. A Phase 1-2 clinical study of AC2993 (synthetic exendin-4) is ongoing. We expect to report results from this ongoing study in the second quarter of 1999.

     Although we believe the initial pramlintide Phase 3 clinical data obtained to date warrants continuing with the Phase 3 development program, we cannot predict whether our two ongoing Phase 3 clinical studies will confirm or improve upon the results of the completed Phase 3 clinical studies or that the data will support regulatory approval of pramlintide. Moreover, we cannot predict whether we will encounter problems in such clinical studies that will cause us or regulatory authorities to delay or suspend those clinical studies or delay the analysis of data therefrom. If the results of our ongoing Phase 3 clinical studies for pramlintide are not available when we expect them or if those results do not improve upon the results of the completed Phase 3 clinical studies to date, or if pramlintide does not successfully complete clinical testing and meet applicable regulatory requirements or is not successfully manufactured or marketed, we may not have the financial resources to continue research and development of pramlintide or any of our other product candidates and we may not be able to generate revenues from the commercial sale of our products. See "-- Future Capital Needs; Uncertainty of Additional Funding" and "Business -- Pramlintide."

WE HAVE ONLY TWO DRUG CANDIDATES CURRENTLY IN CLINICAL DEVELOPMENT AND OUR OTHER DRUG DEVELOPMENT PROGRAMS ARE AT AN EARLY STAGE

     All of our products are in research or development, and we have not generated any revenues from product sales. To date, we have dedicated our resources primarily to the research and development of potential pharmaceutical products relating to the amylin hormone to treat metabolic disorders. The physiology of fuel metabolism is highly complex, and the causes of metabolic disorders, such as diabetes, are not fully known. Although we believe that preclinical, Phase 2 and completed Phase 3 clinical data support our belief that amylin plays an important role in the regulation of metabolism, we cannot assure you that our theories are correct or that any of our product candidates will be effective in the treatment of metabolic disorders.

     Our research and development programs other than pramlintide and AC2993 are at an early stage. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources prior to commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates or whether pramlintide or any such potential products will be successfully developed, prove to be safe and efficacious in clinical studies, meet applicable regulatory standards, be produced in commercial quantities at acceptable costs or be marketed successfully. See "Business -- Pramlintide" and "-- AC2993 (synthetic exendin-4)" and "-- Other Research and Development Activities."

WE WILL REQUIRE FUTURE CAPITAL AND ARE UNCERTAIN OF THE AVAILABILITY OR TERMS OF ADDITIONAL FUNDING, WHICH MAY LEAD TO BANKRUPTCY IF FUNDING BECOMES UNAVAILABLE OR DILUTION OR OTHER ADVERSE EFFECTS TO THE VALUE OF YOUR SHARES OR RIGHTS AS A SHAREHOLDER EVEN IF FUNDING IS AVAILABLE

     Our collaborative relationship with Johnson & Johnson was terminated in August 1998. Accordingly, we must find alternate sources of capital in order to complete the development and commercialization of pramlintide. Our future capital requirements will depend on many factors, including the results of our ongoing one-year US Phase 3 clinical studies for pramlintide (expected in the second half of 1999), our ability to establish one or more development and/or commercialization collaborations for our pramlintide and AC2993 programs, progress with our other ongoing and new preclinical studies and clinical studies, the time and costs involved in obtaining regulatory approvals, scientific progress in our other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents, competing technological and market developments, changes in collaborative relationships, the costs of manufacturing scale-up, and the potential need to repay outstanding indebtedness. We anticipate that our existing cash, including interest income from cash investments, will be adequate to satisfy our capital requirements into the first quarter of 2000. If results of our two one-year US clinical studies for pramlintide are available when we expect and if those results improve upon the results of our initial Phase 3 clinical studies, we believe that we should be able to raise additional funds through other corporate partnerships, equity offerings, debt offerings and/or investor partnerships. However, there can be no assurance that additional financial resources will be raised in the necessary time frame or on terms favorable to us, if at all, that any such additional financing will be adequate or that we will not be required to use such additional financing to repay existing indebtedness. In the event we are unable to obtain additional financing on acceptable terms, we will not have the financial resources to continue research and development of pramlintide or any of our other product candidates.

DELAYS IN PATIENT ENROLLMENT MAY RESULT IN INCREASED COSTS, PROGRAM DELAYS, OR BOTH, TO CLINICAL STUDIES

     Pivotal clinical studies are very costly and time-consuming. The speed with which we are able to enroll patients in clinical studies is affected by several factors, including the size of the patient population, competing studies, the proximity of patients to clinical sites, and the eligibility criteria for the study. These delays and complications can affect the cost of our clinical studies as well as our ability to complete clinical studies on schedule. See "Business -- Government Regulation."

OUR ABILITY TO ENTER INTO COLLABORATIVE ARRANGEMENTS OR OTHER THIRD PARTY RELATIONSHIPS IS CRITICAL TO OUR SUCCESSFUL DEVELOPMENT, SALES AND LICENSING OF PRODUCTS AND POTENTIAL PROFITABILITY

     As a result of Johnson & Johnson's termination of the collaboration, we assumed full responsibility for certain product development, marketing and manufacturing functions that were previously being undertaken by Johnson & Johnson. In order for us to perform those functions, we will require the cooperation of third-party service providers and manufacturers and Johnson & Johnson. We cannot predict whether third-party service providers and manufacturers will cooperate in the transition of such services or functions or that such transitions will proceed in a timely or cost effective manner. We believe that we will likely need to find another corporate partner who can provide primary responsibility for commercialization of pramlintide. We cannot assure you that we will be able to find such a corporate partner, or that such a corporate partner will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products, if any.

     Additionally, we cannot assure you that we will be able to find a corporate partner for AC2993 (synthetic exendin-4), or that such a corporate partner will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products, if any.

THE FDA CAN IMPOSE RESTRICTIONS ON OUR OPERATIONS THAT INCREASE COSTS OR DELAY OR PROHIBIT SALES

     The FDA and other regulatory authorities will continue to review our products and periodically inspect the facilities used to manufacture those products both before and after the grant of regulatory approvals. If the FDA or other regulatory authorities identify problems with a product, manufacturer of our products or its facility, they may impose restrictions that may include warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. See
"Business -- Government Regulation."

OUR PRODUCTS MUST OBTAIN REGULATORY APPROVAL IN OTHER COUNTRIES WHICH MAY DELAY OR PROHIBIT SALES

     We and licensees of our products must obtain regulatory approvals in countries other than the United States before marketing products in those countries. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we or our licensees may obtain regulatory approval for a product in a particular country, but then be subject to price regulation that prevents the sale of the product at satisfactory prices. See "Business -- Government Regulation."

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE FUTURE LOSSES, MAY NOT GENERATE REVENUES FROM PRODUCT SALES AND MAY NEVER BECOME PROFITABLE

     We have experienced significant operating losses since our inception in 1987. As of December 31, 1998, we had an accumulated deficit of approximately $261 million. We expect to incur significant additional operating losses over the next several years. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales. To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our products. We cannot assure you that we will ever become profitable or that we will remain profitable if and when we become profitable.

WE EXPERIENCE A SUBSTANTIAL DEGREE OF UNCERTAINTY RELATING TO PATENTS THAT, IF DETERMINED TO BE UNENFORCEABLE, COULD RESULT IN THE LOSS OF THE PATENT OR CLAIMS AGAINST US

     Our success will depend in part on our ability to (1) obtain patent protection for our products and technologies both in the United States and other countries and (2) operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents that protect our products is uncertain and involves complex legal and factual questions.

     We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Existing or future patents may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. We cannot assure you that any of our rights under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes. Because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we also cannot be completely sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for such inventions. In the event that a third party has also filed a patent for any of its inventions, we may have to participate in interference proceedings declared by the US Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. We cannot assure you that our patents, if issued, would be held valid by a court of competent jurisdiction. Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement. We cannot predict whether the Company will be obliged to defend itself in court against allegations of infringement of third-party patents. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. If patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

WE MAY INCUR SUBSTANTIAL COSTS AND DELAYS AS A RESULT OF PROCEEDINGS AND LITIGATION REGARDING PATENTS AND OTHER PROPRIETARY RIGHTS

     Proceedings involving our patents or patent applications could result in adverse decisions about:

     - the patentability of our inventions and products; and/or

     - the enforceability, validity or scope of protection offered by our patents.

     The manufacture, use or sale of our products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, and fail successfully to defend an infringement action or to have infringing patents declared invalid, we may:

     - incur substantial money damages;

     - encounter significant delays in bringing products to market; and/or

     - be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring licenses.

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER UNPATENTED PROPRIETARY INFORMATION, WHICH, IF DISCLOSED, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL CONDITION

     In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business, results of operations and financial condition. See "Business -- Patents, Proprietary Rights, and Licenses."

COMPETITION IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY RESULT IN COMPETING PRODUCTS, SUPERIOR MARKETING OF OTHER PRODUCTS AND LOWER REVENUES OR PROFITS FOR US

     We believe that competition may be intense for all of our product candidates. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our competitors are pursuing the development of novel pharmaceuticals which target the same diseases that we are targeting, and we expect that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

     Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including sulfonylureas, metformin, acarbose, repaglinide, insulin, troglitazone and other compounds. In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our products, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over such other products or that our products will offer an economically feasible alternative to such existing products. See "Business -- Competition."

WE MAY NOT BE ABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES, WHICH COULD MAKE OUR PRODUCTS OBSOLETE

     Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover expenses incurred in developing those products.

WE DO NOT MANUFACTURE OUR OWN PRODUCTS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE SUPPLIES, WHICH COULD CAUSE DELAYS OR REDUCE PROFIT MARGINS

     The manufacturing of sufficient quantities of new drugs is a time consuming and complex process. We currently have no facilities for the manufacture of clinical study or commercial supplies of pramlintide or AC2993. We currently rely on third parties to manufacture pramlintide and AC2993 for preclinical testing and clinical studies. Pramlintide has not yet been manufactured on a commercial scale. We will likely work with contract suppliers who have the capabilities for the commercial manufacture of pramlintide. All manufacturing facilities must comply with applicable regulations of the FDA. We cannot assure you that we, alone or together with a new corporate partner, will be able to make the transition to commercial production. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products are manufactured in accordance with cGMP and other applicable domestic and foreign regulatory standards. However, we are dependent upon contract manufacturers to comply reliably with such procedures and regulations. We cannot assure you that these manufacturers will meet our requirements for quality, quantity or timeliness. Therefore, we may not be able to obtain supplies of products on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and ability to develop and deliver products with sufficient speed. See
"Business -- Manufacturing."

WE DEPEND ON KEY PERSONNEL AND COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, WHICH COULD RESULT IN DELAYS OR ADDITIONAL COSTS

     We are highly dependent on the principal members of our scientific and management staff, the loss of whose services might impede the achievement of our research and development objectives. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. Although we believe we will be successful in attracting and retaining skilled and experienced scientific personnel, we cannot assure you that we will be able to attract and retain such personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies, universities and other research institutions for experienced scientists and management personnel. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating research and development strategy. Certain of our consultants and advisors are employed by employers other than us and have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

WE HAVE NO EXPERIENCE IN SALES, MARKETING AND DISTRIBUTION AND RELY ON THIRD PARTIES, WHICH MAY RESULT IN LOWER SALES, HIGHER COSTS OR LOWER PROFIT MARGINS

     We have limited experience in market development and no experience in sales, marketing or distribution. To market any of our products directly, we must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability. To this end, we believe that we will likely need to find a corporate partner who can provide primary responsibility for commercialization of pramlintide and/or AC2993 (synthetic exendin-4). We cannot assure you that we will be able to find such corporate partners, or that such corporate partners will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for products.

OUR SUCCESS MAY DEPEND ON THIRD-PARTY REIMBURSEMENT OF PATIENTS' COSTS FOR OUR PRODUCTS

     Our ability to commercialize our products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing pramlintide and/or AC2993 to the market, we cannot assure you that either will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell pramlintide and/or AC2993 on a competitive basis. This could have a material adverse effect on our business.

OUR BUSINESS HAS A SUBSTANTIAL RISK OF PRODUCT LIABILITY CLAIMS, AND INSURANCE MAY BE EXPENSIVE OR UNAVAILABLE

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used. Although we currently have product liability insurance, we cannot assure you that insurance will provide adequate coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

OUR ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS, WHICH SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES

     Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with and substantial fines or penalties if we violate any of these laws or regulations.

OUR COMMON STOCK HAS A HISTORY OF VOLATILITY, WHICH MAY AFFECT THE PRICE OF THE COMMON STOCK

     The market prices for securities of biopharmaceutical and biotechnology companies, including our Common Stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Given the uncertainty of our future funding and the pending announcement of results of our two ongoing one-year US Phase 3 clinical studies of pramlintide (expected during the second half of 1999), we expect that we may continue to experience volatility of our stock price during the remainder of 1999. In addition, factors such as fluctuation in our operating results, announcements of additional clinical study results, technological innovations or new commercial therapeutic products by us or our competitors, governmental policy or regulation, developments in patent or other proprietary rights, developments in our relationships with collaborative partners, public concern as to the safety of drugs developed by us and general market conditions may have a significant effect on the market price of our Common Stock.

     Our Common Stock is listed for trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap"), which requires certain minimum market prices for equity securities listed on Nasdaq SmallCap. If our stock price does not meet the minimum requirements for listing on Nasdaq SmallCap, our securities may be delisted from Nasdaq SmallCap or we may be required to effect a reverse stock split in order to maintain our listing. We cannot assure you that we will be able to maintain the listing of our Common Stock on Nasdaq SmallCap or any other exchange.

YEAR 2000 ISSUES MAY RESULT IN UNANTICIPATED COSTS OR ADVERSE EFFECTS ON OPERATIONS

     Many currently installed systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. We are in the process of working with our software vendors to ensure that the software that we have licensed from third parties will operate properly in the year 2000 and beyond. In addition, we are working with our external suppliers, service providers and corporate partners to ensure that they and their systems will be able to support our needs and, where necessary, interoperate with our server and networking hardware and software infrastructure in preparation for the year 2000. We do not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems of ours, our customers or vendors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ITEM 2. PROPERTIES

     Amylin's administrative offices and research laboratories are located in San Diego, California. As part of the company's business restructuring during 1998, the Company has reduced its headquarters space from 87,000 square feet to 45,000 square feet. A further reduction occurred on March 1, 1999 that reduced the total space occupied by the Company to 26,500 square feet. The Company's lease on this property will expire on August 31, 2004.

     In addition, the Company leases a 35,500 square foot facility in San Diego where its product development operations (Cabrillo Laboratories) are located under a lease that expires in June 2000; the Company has two options to renew this lease. Each option is for an additional two-year period. The Company plans to assign the lease for this space to Magellan Laboratories as part of the sale of Cabrillo Laboratories. See "Business -- Cabrillo Laboratories."

     Amylin Europe Limited, a wholly owned subsidiary, occupies approximately 700 square feet of office space in Oxford, UK.

ITEM 3. LEGAL PROCEEDINGS

     On December 5, 1996, the Company filed a complaint against the University of Minnesota and Per Westermark in the U.S. District Court for the Southern District of California seeking a declaratory judgment that the Company's patented pramlintide invention is not covered by the University's patent directed to a tumor-derived molecule called "Insulinoma Amyloid Polypeptide" and that no moneys are owed to the University or Westermark. In October 1998 all claims between the parties were settled on confidential terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since February 1, 1999, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "AMLN." Prior to such time, the Company's Common Stock was traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable:

                                                      HIGH      LOW
                                                     ------    ------
1998
  Fourth Quarter...................................  $ 3.13    $ 0.28
  Third Quarter....................................    4.13      2.50
  Second Quarter...................................    6.88      2.69
  First Quarter....................................    6.38      2.50

1997
  Fourth Quarter...................................  $ 9.75    $ 4.75
  Third Quarter....................................   15.50      6.88
  Second Quarter...................................   14.00     10.00
  First Quarter....................................   16.63     11.88

1996
  Fourth Quarter...................................  $13.50    $10.75
  Third Quarter....................................   13.63      8.13
  Second Quarter...................................   12.25      9.00
  First Quarter....................................   13.50      9.25

     The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on March 1, 1999 was $0.75. As of March 1, 1999, there were approximately 1,068 stockholders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                       1998            1997            1996            1995            1994
                                   -------------   -------------   -------------   -------------   ------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues under collaborative
  agreements:
  Related party..................  $  16,236,000   $  42,609,000   $  35,803,000   $  17,045,000   $         --
  Other..........................             --              --              --              --        500,000
                                   -------------   -------------   -------------   -------------   ------------
                                      16,236,000      42,609,000      35,803,000      17,045,000        500,000
Expenses:
  Research and development.......     53,597,000      82,281,000      64,998,000      39,337,000     30,255,000
  General and administrative.....     10,191,000      15,592,000      10,420,000       8,318,000      6,383,000
                                   -------------   -------------   -------------   -------------   ------------
                                      63,788,000      97,873,000      75,418,000      47,655,000     36,638,000
Net interest income (expense)....     (3,546,000)        637,000       1,828,000       1,341,000      1,637,000
                                   -------------   -------------   -------------   -------------   ------------
Net loss.........................  $ (51,098,000)  $ (54,627,000)  $ (37,787,000)  $ (29,269,000)  $(34,501,000)
                                   =============   =============   =============   =============   ============
Net loss per share -- basic and
  diluted........................  $       (1.49)  $       (1.70)  $       (1.31)  $       (1.23)  $      (1.71)
                                   =============   =============   =============   =============   ============
Shares used in calculating of net
  loss
  per share -- basic and
  diluted........................     34,325,326      32,155,761      28,744,822      23,853,606     20,184,875
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-
  term investments...............  $  10,789,000   $  52,748,000   $  62,123,000   $  53,521,000   $ 29,149,000
Working capital..................      5,192,000      31,303,000      46,691,000      45,268,000     26,209,000
Total assets.....................     18,823,000      65,338,000      73,533,000      61,949,000     37,306,000
Long-term obligation under
  capital leases and long-term
  equipment notes payable........      4,164,000       3,047,000       1,990,000       1,410,000      2,177,000
Long-term note payable to related
  party..........................     39,925,000      33,933,000       4,345,000       1,020,000             --
Accumulated deficit..............   (260,830,000)   (209,732,000)   (155,105,000)   (117,318,000)   (88,049,000)
Total stockholders' equity (net
  capital deficiency)............    (31,462,000)      4,649,000      48,534,000      49,754,000     30,869,000

     Since its inception the Company has never declared a cash dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Amylin Pharmaceuticals, Inc. is an early development pharmaceutical company focused on metabolic disorders, and specializing in preclinical characterization of lead molecules and demonstration of proof of principle in humans. The Company has pioneered research of the hormone amylin and is developing pramlintide, its patented synthetic analog of human amylin, for the treatment of diabetes. The Company has previously performed various Phase 1, 2 and 3 studies of pramlintide. Currently, two one-year US Phase 3 clinical studies of pramlintide in type 1 and insulin-using type 2 diabetes are ongoing. The Company is also conducting Phase 1-2 clinical studies of AC2993 (synthetic exendin-4), an investigational drug for type 2 diabetes and related metabolic disorders. Exendin-4 is a naturally occurring peptide initially derived from the salivary secretions of the Gila monster.

     Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur additional operating losses for the next several years. As of December 31, 1998, the Company's accumulated deficit was approximately $261 million.

     From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of pramlintide. Under the Collaboration Agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the pramlintide development costs, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of the Company's Common Stock, milestone, license and option fee payments, and the funding of pramlintide pre-marketing costs. The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from pramlintide. As a result of Johnson & Johnson's withdrawal, Johnson & Johnson has relinquished all rights to share in any pramlintide profits. Additionally, following the collaboration termination in August 1998, all product and other rights associated with pramlintide and related compounds reverted to Amylin.

     Following the announcement of the termination of the Johnson & Johnson collaboration agreement in March 1998, Amylin significantly reduced the Company's workforce and operating expenses. In October 1998, following the announcement of the results of the Company's European/Canadian Phase 3 studies of pramlintide, the Company further reduced its work force and operating expenses. On March 24, 1999, the Company announced that it raised $15 million in a private placement of shares, which, together with existing cash, including interest income from cash investments, the Company believes should provide sufficient funds to continue current business operations into the first quarter of 2000.

     The Company is continuing to conduct two one-year US Phase 3 clinical studies of pramlintide. One study is in type 1 diabetes and the other is in insulin-using type 2 diabetes. Results from these two studies are scheduled to be announced in the second half of 1999. If results from these studies are positive, the Company expects to complete pramlintide regulatory filings in mid-2000 in the US and Europe for type 1 and, possibly, insulin-using type 2 diabetes.

     There can be no assurance that the results of the two ongoing US Phase 3 clinical trials of pramlintide will be favorable or sufficient to support filing for market approval in any jurisdiction or, if they are, that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company, if at all. If for any reason Amylin is unable to obtain additional financing on acceptable terms, the Company will not have the financial resources to continue the research and development of pramlintide or any of the Company's other product candidates following the first quarter of 2000.

RESULTS OF OPERATIONS

  REVENUE

     The Company's revenues were $16.2 million in 1998, $42.6 million in 1997 and $35.8 million in 1996. The revenues recognized in each of the years are related to the company's Collaboration Agreement with Johnson & Johnson. Revenues in 1998 were comprised of Johnson & Johnson's reimbursement of its one-half share of pramlintide development expenses incurred by Amylin. In February 1998, Johnson & Johnson provided the company with six months' notice of its intentions to terminate the collaboration; in August 1998, the collaboration was terminated.

  OPERATING EXPENSES

     The Company's total operating expenses decreased to $63.8 million in 1998 from $97.9 million in 1997 and $75.4 million in 1996. Research and development expenses decreased to $53.6 million in 1998, from $82.3 million in 1997 and $65.0 million in 1996. General and administrative expenses also decreased to $10.2 in 1998, from $15.6 million in 1997 and $10.4 million in 1996. The reductions from 1997 to 1998 were primarily a result of reductions in work force and operating expenses in the fourth quarter. The increases from 1996 to 1997 were primarily due to increases in research and development activities, including increased staffing and increased facilities expenditures, during that period.

  OTHER INCOME AND EXPENSE

     Interest and other income is principally comprised of interest income from investment of the Company's cash reserves. Interest and other income decreased to $1.4 million in 1998 from $2.6 million in 1997 and $2.3 million in 1996. The decrease from 1997 to 1998 was primarily due to an overall lower average cash balance available for investment. The increase from 1996 to 1997 was primarily due to an overall higher cash balance available for investment.

     Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment and to fund tenant improvements to the Company's facilities. In addition, in accordance with the terms of the Company's Collaboration Agreement with Johnson & Johnson, Johnson & Johnson advanced the Company's share of pramlintide pre-launch marketing expenses incurred during the term of the collaboration. Separately, in September 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for pramlintide during the second through fourth quarters of 1997. In conjunction with the borrowing under the Development Loan Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock. The estimated value of the warrants will be amortized to interest expense over the life of the Development Loan Facility. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the Company's Loan Agreement with Johnson & Johnson and will be repaid with interest over time out of the Company's share of future pramlintide profits, if any, subject to certain exceptions set forth in the Loan Agreement. Interest and other expense was $5.0 million in 1998 as compared to $2.0 million in 1997 and $0.4 million in 1996. The increase in interest expense was primarily due to the interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan.

  NET LOSS

     The net loss for the year ended December 31, 1998 was $51.1 million as compared to $54.6 million in 1997 and $37.8 million in 1996. The net loss decrease from 1997 to 1998 was due to significant reductions in work force and operating expenses. These reductions were partially offset by decreased collaboration revenue. The increased net loss from 1996 to 1997 was due primarily to expanded clinical development and product development efforts in support of pramlintide during that period.

     Amylin expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including clinical development of pramlintide and AC2993 (synthetic exendin-4), preclinical and potential clinical testing of additional product candidates, and related general and administrative support.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sale of common stock, reimbursement of pramlintide development expenses through its collaboration with Johnson & Johnson, and debt financings.

     At December 31, 1998, the Company had $10.8 million in cash, cash equivalents and short-term investments as compared to $52.7 million at December 31, 1997. The Company invests its cash in U.S. government and other highly rated liquid debt instruments. On March 24, 1999, the Company announced that it raised $15 million in a private placement of preferred stock, which, together with existing cash, including interest income from investments, the Company believes should provide sufficient funds to continue current business operations into the first quarter of 2000.

     The Company intends to use its financial resources for the ongoing development of pramlintide, including the Phase 3 clinical trials, for its AC2993 (synthetic exendin-4) development program, and for other general corporate purposes. As a result of the termination of the Collaboration Agreement between the Company and Johnson and Johnson, and following the announcement in October 1998 of unexpected results from the Company's six-month Phase 3 European/Canadian clinical studies of pramlintide, resources dedicated toward the Company's other research programs have been sharply reduced or eliminated. The Company plans to continue advancing its research and development pipeline only as future resources permit. To the extent that clinical trials of the Company's pramlintide and AC2993 compounds progress as planned, research and development expenses will include costs of supplying materials for and/or conducting pramlintide and AC2993 clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

     As of December 31, 1998, the Company leased approximately 87,000 square feet of space including 42,000 square feet sub-leased to a third-party tenant. As of March 1, 1999, the Company terminated the sub-lease and amended its lease agreement with the landlord to return this 42,000 square feet to the landlord. As of March 1, 1999, the Company had no further financial expense associated with this space. In association with the Company's process of restructuring its operations, the Company reduced the square feet it directly occupies from 45,000 to 26,500 square footage as of March 1, 1999.

     The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. The Company anticipates that its existing cash, including the proceeds from the March 1999 private placement and interest income from cash investments, will be adequate to satisfy the Company's capital requirements into the first quarter of 2000.

     The Company cannot assure that any of its drug candidates will successfully meet any or all of their development goals. Important technical milestones remain to be achieved before the Company can commercialize any of its products. Failure to achieve these milestones could seriously jeopardize the Company's chances of success, and its financial condition would be adversely affected. The Company's future capital requirements will depend on many factors, including the results of its remaining one-year US Phase 3 clinical trials of pramlintide (scheduled to be announced during the second half of 1999), the continued evaluation of results from its completed Phase 3 clinical trials of pramlintide, the ability of the Company to establish one or more development and/or commercialization collaborations for its pramlintide and AC2993 programs, progress with its other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in its non-pramlintide research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

     Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on two of the Company's product candidates, pramlintide and AC2993 (synthetic exendin-4). Subject to compliance with FDA and foreign authorities regulations, the Company continues to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although the Company believes Phase 3 clinical data from its four completed studies of pramlintide warrant continuing with the Phase 3 development program at this time, there can be no assurance that the remaining studies will confirm or improve the results of the completed Phase 3 studies or that any of the data, past or future, will support regulatory approval of pramlintide.

     Further testing of pramlintide, AC2993, and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, the Company or regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products, if any, resulting from Amylin's research and development programs are not expected to be commercially available for a number of years.

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

YEAR 2000 COMPLIANCE

     The Year 2000 ("Y2K") issue results from computer systems and software products being coded using two digits rather than four to define the applicable year. The Company's computer systems and software products with embedded technology that are time-sensitive may recognize a date as the year 1900 rather than the year 2000 which could cause computer system failures and errors leading to a disruption of business operations.

     The Company has substantially completed the process of evaluating its information systems and equipment and corresponding with significant vendors that could be affected by the Y2K issue. Although its assessment of its Y2K issue is not complete, the Company believes its internal systems are Y2K compliant or will be replaced or upgraded to comply with Y2K requirements. However, a number of the Company's customers and vendors may be affected by Y2K issues that require that they expend significant resources to modify or replace their existing systems. The Company currently estimates that the cost of the Y2K compliance to be approximately $25,000. These estimated costs are primarily for consulting services and equipment upgrades and are not material to the Company's financial condition or results of operations.

     The Company has not yet completed a formal contingency plan relative to undetected Y2K problems; however, at the current time, there does not appear to be any critical piece of equipment for which backup cannot be provided. The worst case scenario would likely involve adding additional short-term labor to perform repetitive tasks. There could also be some incremental costs of replacing current testing capabilities if the Company's on-site test equipment should fail. While these extra costs have not yet been estimated , they would not be expected to have a material impact on the Company's financial condition or operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   26
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   27
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   28
Consolidated Statement of Stockholders' Equity (Net Capital
  Deficiency) for the years ended December 31, 1998, 1997
  and 1996..................................................   29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   30
Notes to Consolidated Financial Statements..................   31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amylin Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Diego, California
March 12, 1999,
except for Note 7 as to which the date is March 23, 1999

                          AMYLIN PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
Current assets:
  Cash and cash equivalents.................................  $   8,787,000   $  46,903,000
  Short-term investments....................................      2,002,000       5,845,000
  Receivable from related party.............................             --         966,000
  Other current assets......................................        514,000       1,298,000
                                                              -------------   -------------
Total current assets........................................     11,303,000      55,012,000
Property and equipment, at cost:
  Equipment.................................................     15,197,000      14,707,000
  Leasehold improvements....................................      3,955,000       4,763,000
                                                              -------------   -------------
                                                                 19,152,000      19,470,000
  Less accumulated depreciation and amortization............    (13,556,000)    (10,860,000)
                                                              -------------   -------------
                                                                  5,596,000       8,610,000
Patents, net................................................      1,779,000       1,664,000
Other assets at cost........................................        145,000          52,000
                                                              -------------   -------------
                                                              $  18,823,000   $  65,338,000
                                                              =============   =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable..........................................  $   2,187,000   $   5,278,000
  Accrued liabilities, including other deferred revenue.....      2,130,000      10,606,000
  Deferred collaborative revenue from related party.........             --       6,357,000
  Current portion of notes payable to unrelated parties.....      1,794,000       1,240,000
  Current portion of obligations under capital leases.......             --         228,000
                                                              -------------   -------------
Total current liabilities...................................      6,111,000      23,709,000
Notes payable...............................................      4,164,000       3,047,000
Note payable to related party...............................     39,925,000      33,933,000
Other long-term obligations.................................         85,000              --
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Preferred stock, $.001 par value, 7,500,000 shares
     authorized, none issued and outstanding................             --              --
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 36,726,000 and 32,394,000 issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................         37,000          33,000
  Additional paid-in capital................................    229,757,000     215,245,000
  Accumulated deficit.......................................   (260,830,000)   (209,732,000)
  Deferred compensation.....................................       (428,000)       (893,000)
  Accumulated other comprehensive income....................          2,000          (4,000)
                                                              -------------   -------------
Total stockholders' equity (net capital deficiency).........    (31,462,000)      4,649,000
                                                              -------------   -------------
                                                              $  18,823,000   $  65,338,000
                                                              =============   =============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Revenues under collaborative agreements with
  related party..................................  $ 16,236,000    $ 42,609,000    $ 35,803,000
Expenses:
  Research and development.......................    53,597,000      82,281,000      64,998,000
  General and administrative.....................    10,191,000      15,592,000      10,420,000
                                                   ------------    ------------    ------------
                                                     63,788,000      97,873,000      75,418,000
                                                   ------------    ------------    ------------
Loss from operations.............................   (47,552,000)    (55,264,000)    (39,615,000)
Interest and other income........................     1,424,000       2,613,000       2,274,000
Interest and other expense.......................    (4,970,000)     (1,976,000)       (446,000)
                                                   ------------    ------------    ------------
Net loss.........................................  $(51,098,000)   $(54,627,000)   $(37,787,000)
                                                   ============    ============    ============
Basic and diluted net loss per share.............  $      (1.49)   $      (1.70)   $      (1.31)
                                                   ============    ============    ============
Shares used in computing net loss per
  share -- basic and diluted.....................    34,325,326      32,155,761      28,744,822
                                                   ============    ============    ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                                                                     ACCUMULATED
                                   COMMON STOCK        ADDITIONAL                                       OTHER           TOTAL
                               --------------------     PAID-IN       ACCUMULATED      DEFERRED     COMPREHENSIVE   STOCKHOLDERS'
                                 SHARES     AMOUNT      CAPITAL         DEFICIT      COMPENSATION      INCOME          EQUITY
                               ----------   -------   ------------   -------------   ------------   -------------   -------------
Balance at December 31,
  1995.......................  28,018,000   $28,000   $166,994,000   $(117,318,000)  $        --      $ 50,000        49,754,000
  Comprehensive income
    (loss):
    Net loss.................          --       --              --     (37,787,000)           --            --       (37,787,000)
    Unrealized loss on
      available-for-sale
      securities.............          --       --              --              --            --       (66,000)          (66,000)
                                                                                                                    ------------
    Comprehensive loss.......          --       --              --              --            --            --       (37,853,000)
    Issuance of common stock
      in public offering.....   2,012,000    2,000      18,767,000              --            --            --        18,769,000
    Issuance of common stock
      in private placement...   1,500,000    1,000      14,999,000              --            --            --        15,000,000
    Issuance of common stock
      upon exercise of
      options................     447,000    1,000       1,967,000              --            --            --         1,968,000
    Deferred compensation
      related to stock
      options................          --       --       2,073,000              --    (2,073,000)           --                --
    Amortization of deferred
      compensation...........          --       --              --              --       896,000            --           896,000
                               ----------   -------   ------------   -------------   -----------      --------      ------------
Balance at December 31,
  1996.......................  31,977,000   32,000     204,800,000    (155,105,000)   (1,177,000)      (16,000)       48,534,000
  Comprehensive income
    (loss):
    Net loss.................          --       --              --     (54,627,000)           --            --       (54,627,000)
    Unrealized gain on
      available-for-sale
      securities.............          --       --              --              --            --        12,000            12,000
                                                                                                                    ------------
    Comprehensive loss.......          --       --              --              --            --            --       (54,615,000)
    Issuance of common stock
      upon exercise of
      options................     417,000    1,000       2,100,000              --            --            --         2,101,000
    Deferred compensation
      related to stock
      options................          --       --         261,000              --      (261,000)           --                --
    Amortization of deferred
      compensation...........          --       --              --              --       545,000            --           545,000
    Discount on Note Payable
      related to grant of
      common stock
      warrants...............          --       --       8,084,000              --            --            --         8,084,000
                               ----------   -------   ------------   -------------   -----------      --------      ------------
Balance at December 31,
  1997.......................  32,394,000   33,000     215,245,000    (209,732,000)     (893,000)       (4,000)        4,649,000
  Comprehensive income
    (loss):
    Net loss.................          --       --              --     (51,098,000)           --            --       (51,098,000)
    Unrealized loss on
      available-for-sale
      securities.............          --       --              --              --            --         6,000             6,000
                                                                                                                    ------------
    Comprehensive loss.......          --       --              --              --            --            --       (51,092,000)
    Issuance of common stock
      upon exercise of
      options................     130,000      130         549,000              --            --            --           549,000
    Issuance of common stock
      for employer 401(k)
      match..................      81,000       81         458,000              --            --            --           458,000
    Issuance of common stock
      in private placement...   4,000,000    4,000      12,730,000              --            --            --        12,734,000
    Issuance of common stock
      under Employee Stock
      Purchase Plan..........     121,000      121         438,000              --            --            --           438,000
    Deferred compensation
      related to stock
      options................          --       --         337,000              --      (337,000)           --                --
    Amortization of deferred
      compensation...........          --       --              --              --       802,000            --           802,000
                               ----------   -------   ------------   -------------   -----------      --------      ------------
Balance at December 31,
  1998.......................  36,726,000   $37,000   $229,757,000   $(260,830,000)  $  (428,000)     $  2,000      $(31,462,000)
                               ==========   =======   ============   =============   ===========      ========      ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss.........................................  $(51,098,000)   $(54,627,000)   $(37,787,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................     2,696,000       2,865,000       2,345,000
  Deferred revenue from related party............    (6,357,000)     (1,597,000)      3,336,000
  Deferred rent and other expense................            --         (17,000)        (25,000)
  Amortization of deferred compensation..........       802,000         545,000         896,000
  Amortization of warrants issued with debt......     1,198,000         299,000              --
  Changes in operating assets and liabilities:
  Receivable from related party..................       966,000       1,123,000      (1,866,000)
  Other current assets...........................       784,000        (156,000)        130,000
  Accounts payable...............................    (3,091,000)        449,000       3,352,000
  Accrued liabilities............................    (8,711,000)      5,995,000       1,750,000
                                                   ------------    ------------    ------------
Net cash flows used in operating activities......   (62,811,000)    (45,121,000)    (27,869,000)
INVESTING ACTIVITIES:
Purchases of short-term investments..............    (2,158,000)    (15,541,000)    (38,972,000)
Maturities of short-term investments.............     2,000,000      19,005,000      29,642,000
Sales of short-term investments..................     3,995,000      10,172,000      26,607,000
Sale (purchase) of equipment and leasehold
  improvements...................................       318,000      (4,641,000)     (3,278,000)
Increase in deposits, patents and other assets...       122,000        (371,000)       (313,000)
                                                   ------------    ------------    ------------
Net cash flows provided by investing
  activities.....................................     4,277,000       8,624,000      13,686,000
FINANCING ACTIVITIES:
Issuance of notes payable........................     7,707,000      40,467,000       5,379,000
Principal payments on capital leases and
  equipment notes payable........................    (1,468,000)     (1,822,000)       (988,000)
Issuance of common stock, net....................    14,179,000       2,101,000      35,737,000
                                                   ------------    ------------    ------------
Net cash flows provided by financing
  activities.....................................    20,418,000      40,746,000      40,128,000
                                                   ------------    ------------    ------------
Decrease in cash and cash equivalents............   (38,116,000)      4,249,000      25,945,000
Cash and cash equivalents at beginning of
  period.........................................    46,903,000      42,654,000      16,709,000
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period.......  $  8,787,000    $ 46,903,000    $ 42,654,000
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid....................................  $    129,000    $    411,000    $    281,000
                                                   ============    ============    ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BUSINESS ACTIVITY

     Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") was incorporated in Delaware on September 29, 1987. The Company is an early development pharmaceutical company focused on metabolic disorders, and specializing in preclinical characterization of lead molecules and demonstration of proof of principle in humans. The Company is conducting a series of Phase 3 clinical trials of its leading drug candidate, pramlintide, in people with type 1 or insulin-using type 2 diabetes. The Company is also conducting clinical trials of AC2993 (synthetic exendin-4), a second diabetes drug candidate.

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

  INVESTMENTS

     The Company has classified its debt securities as available-for-sale, and accordingly, carries its short term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

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

                          AMYLIN PHARMACEUTICALS, INC.

  NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 had no effect on the Company's financial statements.

  OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related Interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

 2. INVESTMENTS

     The following is a summary of investments as of December 31, 1998 and 1997, including $7,628,000 and $37,211,000 classified as cash equivalents in the accompanying balance sheets as of December 31, 1998 and 1997, respectively. All respective investments mature in less than one year.

                                                               AVAILABLE-FOR-SALE SECURITIES
                                                     -------------------------------------------------
                                                                    GROSS        GROSS
                                                                  UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                     ----------   ----------   ----------   ----------
DECEMBER 31, 1998
U.S. Treasury securities and obligations of U.S
  government agencies..............................  $5,051,000     $1,000         $--      $5,052,000
Other debt securities..............................   4,577,000      1,000         --        4,578,000
                                                     ----------     ------         --       ----------
          Total....................................  $9,628,000     $2,000         $--      $9,630,000
                                                     ==========     ======         ==       ==========

                          AMYLIN PHARMACEUTICALS, INC.

                                                              AVAILABLE-FOR-SALE SECURITIES
                                                   ---------------------------------------------------
                                                                   GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED    ESTIMATED
                                                      COST         GAINS        LOSSES     FAIR VALUE
                                                   -----------   ----------   ----------   -----------
DECEMBER 31, 1997
U.S. Treasury securities and obligations of U.S
  government agencies............................  $21,832,000       $--       $(3,000)    $21,829,000
Other debt securities............................   21,228,000       --         (1,000)     21,227,000
                                                   -----------       --        -------     -----------
          Total..................................  $43,060,000       $--       $(4,000)    $43,056,000
                                                   ===========       ==        =======     ===========

     The gross realized gains on sales of available-for-sale securities totaled $1,400 and $1,000 and the gross realized losses totaled $500 and $3,000 for the years ended December 31, 1998 and 1997, respectively.

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

     Minimum future annual obligations for operating leases for years ending after December 31, 1998 are as follows:

1999.............................................  $  926,000
2000.............................................     827,000
2001.............................................     860,000
2002.............................................     894,000
Thereafter.......................................   1,571,000
                                                   ----------
          Total minimum lease payments...........  $5,078,000
                                                   ==========

     Rent expense for 1998, 1997, and 1996 was $2,402,000, $2,697,000 and
$2,315,000, respectively.

  DEBT

     As of December 31, 1998, the Company had an outstanding loan of $15,000 for financing of equipment and tenant improvements. The loan is payable over forty-eight months which commenced on February 1, 1995. Payments include principal and monthly interest of prime plus 1.75% (9.5% at December 31, 1998) of the outstanding principal balance. The loan agreement contains provisions for the complete repayment of any outstanding principal balance should the Company's cash balances fall below certain minimum levels.

     In 1996, the Company entered into a master line of credit agreement (as amended) to provide up to $5,000,000 of net financing for standard equipment. As of December 31, 1998, the Company had an outstanding loan balance of $3,243,896. Borrowings under each loan schedule are payable over forty-eight months to include principal and monthly interest based on the average of three and five-year U.S. Treasury maturities (approximately 10.63% at December 31, 1998). Principal payments due in 1999 through 2002 are $1,239,820, $1,272,351, $705,520, and $26,205, respectively. The credit agreement provides the lender with a security interest in all equipment financed under the line.

     In November 1997, the Company entered into a commitment agreement to enter into a financing agreement which will provide up to $2,700,000 of financing for equipment purchases. As of December 31,

                          AMYLIN PHARMACEUTICALS, INC.

1998, the Company had an outstanding loan balance of $2,700,000. Borrowings under this agreement are payable over a sixty-month period with principal payments commencing on January 1, 1999. Monthly interest payments are calculated based on prime plus 0.5% (approximately 8.25% at December 31, 1998) of the outstanding principal balance and commenced with the outstanding balance in 1998. Principal payments due in 1999 through 2003 are $540,000 annually. The credit agreement provides the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit of 50% of the outstanding balance should the Company's cash balances fall below $10,000,000.

 4. STOCKHOLDERS' EQUITY

  STOCK PURCHASE PLAN

     In November 1991, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), under which 500,000 shares of common stock may be issued to eligible employees, including officers. The price of common stock under the Purchase Plan is equal to the lessor of 85% of the market price on the effective date of an employee's participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 1998, 422,956 shares of common stock had been issued under the plan.

  STOCK OPTIONS

     Under the Company's 1991 Stock Option Plan (the "Plan"), 7,800,000 shares of common stock are reserved for issuance upon exercise of options granted to employees and consultants of the Company. The Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. Additionally, the Company is authorized to issue supplemental stock options for up to 70,000 options outside of the Plan. The maximum term of all options granted is ten years.

     Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan") 350,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to Non-Employee Directors of the Company.

     The following table summarizes option activity:

                                               SHARES         WEIGHTED
                                               UNDER          AVERAGE
                                               OPTION      EXERCISE PRICE
                                             ----------    --------------
Outstanding at December 31, 1995...........   4,308,233        $ 5.74
  Granted..................................   1,927,796        $10.58
  Exercised................................    (404,671)       $ 4.46
  Cancelled................................    (331,576)       $ 9.43
                                             ----------        ------
Outstanding at December 31, 1996...........   5,499,782        $ 7.31
  Granted..................................     566,914        $11.94
  Exercised................................    (376,826)       $ 4.71
  Cancelled................................    (327,231)       $ 8.48
                                             ----------        ------
Outstanding at December 31, 1997...........   5,362,639        $ 7.91
  Granted..................................   3,364,337        $ 2.54
  Exercised................................    (169,069)       $ 4.32
  Cancelled................................  (2,590,778)       $ 8.67
                                             ----------        ------
Outstanding at December 31, 1998...........   5,967,129        $ 4.65
                                             ==========        ======

     At December 31, 1998, 1,214,555 shares remained available for grant or sale.

                          AMYLIN PHARMACEUTICALS, INC.

     Following is a further breakdown of the options outstanding as of December 31, 1998:

                                          WEIGHTED            WEIGHTED
                                          AVERAGE             AVERAGE                            WEIGHTED
        RANGE            NUMBER          REMAINING            EXERCISE          NUMBER       AVERAGE EXERCISE
 OF EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE         PRICE          EXERCISABLE         PRICE
 ------------------    -----------    ----------------    ----------------    -----------    ----------------
$0.313                  1,230,000           9.81             $ 0.31300                --        $ 0.00000
$0.438 - $4.375         1,138,441           7.76               2.62945           438,166          2.31577
$4.500                  1,254,223           5.05               4.50000         1,254,038          4.50000
$4.750 - $7.125         1,288,041           7.19               5.81223           896,949          6.02831
$7.250 - $14.375        1,056,424           6.52              10.65456           966,715         10.51093
                        ---------           ----             ---------         ---------        ---------
$0.313 - $14.375        5,967,129           7.27             $ 4.65292         3,555,868        $ 6.25052
                        =========           ====             =========         =========        =========

     Adjusted pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest of 5.50%, 5.71% and 6.39%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 73.5%, 65.4% and 64.7%; and a weighted-average expected life of the option of five years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period.

     The Company's adjusted pro forma information is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Adjusted pro forma net loss......................  $(52,713,000)   $(59,850,000)   $(41,969,000)
Adjusted pro forma basic and diluted net loss per
  share..........................................  $      (1.54)   $      (1.86)   $      (1.46)

     The weighted-average fair value of options granted during 1998, 1997, and 1996 was $1.66, $7.14 and $6.67, respectively.

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

                          AMYLIN PHARMACEUTICALS, INC.

  SHARES RESERVED FOR FUTURE ISSUANCE

     The following shares of common stock are reserved for future issuance at December 31, 1998:

1991 Stock Option Plan...........................   6,803,198
Employee Stock Purchase Plan.....................      91,211
Directors Plan...................................     328,576
Phantom Stock Plan...............................     141,195
Warrants.........................................   1,530,950
                                                   ----------
                                                    8,895,130
                                                   ==========

 5. COLLABORATIVE AGREEMENTS

  JOHNSON & JOHNSON

     In June 1995, the Company entered into a worldwide Collaboration Agreement (the "Collaboration Agreement") with LifeScan, Inc. for the development and commercialization of pramlintide, a diabetes drug candidate currently in Phase 3 clinical trials. In conjunction with the Collaboration Agreement, the Company also entered into a Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") and a Loan Agreement with Johnson & Johnson. LifeScan, Inc. and JJDC, each of which are wholly-owned subsidiaries of Johnson & Johnson, are referred to herein as Johnson & Johnson.

     Johnson & Johnson paid the Company a license fee, which was recognized as revenue upon the signing of the Collaboration Agreement in 1995. Approximately $16.2 million, $33.6 million, and $27.4 million of development payments were made to the Company and recognized as revenues during 1998, 1997, and 1996, respectively. Also included in receivables from related party was $1.0 million of pre-marketing expenses due to the Company from Johnson & Johnson as of December 31, 1997. Additionally, the Company's December 31, 1997 balance sheet includes approximately $6.4 million in short-term deferred revenues reflecting amounts advanced from Johnson & Johnson representing an equalization payment for its share of projected development expenses for the first quarter of 1997. Payments from Johnson & Johnson to Amylin Pharmaceuticals for development expenses were recognized as revenue in the period in which they were earned.

     In accordance with the terms of the Stock Purchase Agreement, Johnson & Johnson purchased 3,455,407 shares of the Company's common stock through December 31, 1998.

     In September 1997, the Company received proceeds of approximately $30.6 million from the loan facility (the "Development Loan Facility"). The proceeds were applied against the Company's one-half share of development expenses for pramlintide. The loan carries an interest rate of 9.0%. In conjunction with the borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock over a 10-year exercise period. The estimated fair value of the warrants has been accounted for as a discount from the face value of the note. The loan is repayable beginning 12 months after approval of a new drug application for pramlintide with 50% of the Company's pramlintide profits, if any, subject to certain exceptions set forth in the Development Loan facility. The loan is secured by the Company's issued patents and patent applications relating to Amylin. Additionally, as of December 31, 1998, the Company owed Johnson & Johnson approximately $12.3 million for its share of pre-launch marketing expenses.

     In February 1998, Johnson & Johnson provided the Company with six-months notice of its intention to terminate their collaboration. Johnson & Johnson's financial and other obligations under the Collaboration Agreement continued during the termination notice period and ended in August 1998. Based upon Johnson & Johnson's decision, Amylin restructured its operations which included reducing its workforce by approximately 25%. The impact of this restructuring slowed down other (non-pramlintide) research programs.

                          AMYLIN PHARMACEUTICALS, INC.

     In September 1998, the Company entered into a repurchase agreement (the "Pramlintide Repurchase Agreement") with Ortho-Biotech, Inc., an affiliate of Johnson & Johnson ("J&J"), which provided that J&J will order and purchase certain amounts of pramlintide from third party vendors and will place in inventory such amounts of pramlintide for possible future purchase by Amylin. J&J will purchase the pramlintide from certain vendors based upon agreed upon prices per gram. The repurchase price of the compound shall be the same price paid by J&J to the supplier. Amylin must repurchase the pramlintide in full on the first to occur of the following: (i) Amylin executes any agreement with a major company relating to the development, commercialization and/or sale of pramlintide; (ii) Amylin requests in writing that J&J process the material or requests that J&J transfer the material to a third party for processing; (iii) Amylin receives regulatory approval for the sale of pramlintide; or (iv) Amylin is acquired by a third party. If none of the above listed events occur, Amylin will not have an obligation to purchase the pramlintide inventory from J&J. As of December 31, 1998, J&J had purchased pramlintide inventory for Amylin totaling approximately $1.1 million.

 6. INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are shown below. A valuation allowance of $109,822,000, of which $42,232,000 is related to 1998 changes, has been recognized as of December 31, 1998 to offset the deferred tax assets as realization of such assets is uncertain.

                                             1998             1997
                                         -------------    ------------
Deferred tax assets:
Capitalized research expenses..........  $   8,672,000    $  9,653,000
Net operating loss carryforwards.......     87,943,000      68,892,000
Research and development credits.......     12,464,000       9,615,000
Other..................................        743,000       3,790,000
                                         -------------    ------------
Total deferred tax assets..............    109,822,000      91,950,000
Valuation allowance for deferred tax
  assets...............................   (109,822,000)    (91,950,000)
                                         -------------    ------------
Net deferred tax assets................  $          --    $         --
                                         =============    ============

     Approximately $382,000 of the valuation allowance for deferred tax assets relates to stock option deductions which when recognized will be allocated directly to additional paid-in capital.

     At December 31, 1998, the Company has federal, California and foreign tax net operating loss carryforwards of approximately $241,881,000, $21,932,000 and $6,528,000, respectively. The difference between the tax loss carryforwards for federal and California purposes is attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2002 unless previously utilized. The California tax loss carryforwards will continue to expire in 1999 ($998,000 expired in 1998). The Company also has federal and California research and development tax credit carryforwards of $10,149,000 and $3,561,000, respectively, which will begin expiring in 2003 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe that such a limitation would have a material impact upon the future utilization of these carryforwards.

 7. SUBSEQUENT EVENT

     In March 1999, the Company raised $15 million through a private placement of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to a group of investors ("the Investors"). Subject to

                          AMYLIN PHARMACEUTICALS, INC.

adjustment in certain events, the Series A Preferred Stock is convertible into common stock of the Company at $1.20 per share (the "Conversion Price"). The Conversion Price will be adjusted using a weighted-average formula for issuances of other securities at a price per share lower than the then current Conversion Price, provided that, at no time shall the Conversion Price fall below $0.96 per share. The Series A Preferred Stock accrues dividends at a rate of 5% of the purchase price per share per annum. Beginning at the first anniversary of the closing, dividends are payable semi-annually in cash or common stock valued at a ten day trailing average closing price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Index to Consolidated Financial Statements under
Item 8 in Part II hereof, where these documents are listed.

(a)(2) FINANCIAL STATEMENT SCHEDULES: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in Item 8 ("Financial Statements and Supplementary Data").

(a)(3) INDEX TO EXHIBITS -- See (c) below.

(b) REPORTS ON FORM 8-K

     Not applicable.

(c) EXHIBITS

    EXHIBIT   EXHIBIT
    FOOTNOTE  NUMBER                            DESCRIPTION
    --------  -------                           -----------
         (1)     3.1    Amended and Restated Certificate of Incorporation of the
                        Registrant.
         (1)     3.2    Amended and Restated Bylaws of the Registrant.
        (19)     3.3    Certificate of Amendment of Amended and Restated Certificate
                        of Incorporation of the Registrant.
                 3.4    Certificate of Designation of the 5% Series A Convertible
                        Preferred Stock of the Registrant.
                 4.1    Reference is made to Exhibits 3.1 and 3.2.
                 4.2    Form of Stock Purchase Agreement dated March 22, 1999
                        between the Registrant and purchasers of the Registrant's 5%
                        Series A Convertible Preferred Stock.
         (1)    10.1    Form of Indemnity Agreement entered into between the
                        Registrant and its directors and officers.+
        (19)    10.2    Registrant's 1991 Stock Option Plan, as amended (the "Option
                        Plan").+
         (8)    10.3    Form of Incentive Stock Option Agreement under the Option
                        Plan.+
         (1)    10.4    Form of Supplemental Stock Option Agreement under the Option
                        Plan.+
         (1)    10.5    Form of Supplemental Stock Option Agreement not granted
                        under the Option Plan with related schedule.+
        (20)    10.6    Registrant's Employee Stock Purchase Plan, as amended.+
         (1)    10.7    Stock Purchase Agreement, dated as of October 28, 1991,
                        between the Registrant and the parties named therein, as
                        amended.
      (1)(2)    10.8    License Agreement, dated as of November 22, 1991, among the
                        Registrant, the Regents of the University of Minnesota, and
                        Per Westermark.
         (1)    10.9    Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of
                        NEXUS/GADCO-UTC, as amended.
         (3)   10.10    Lease Agreement, dated as of January 22, 1993, between the
                        Registrant and Loma Palisades, Ltd., a California Limited
                        Partnership, and related Sublease Agreements, each dated
                        January 21, 1993 between the Registrant and Lam Research
                        Corporation.
         (3)   10.11    Master Equipment Lease Agreement Number 10453, Equipment
                        Financing Agreement Number 10753, Negative Covenant Pledge
                        Agreements and Collateral Security Agreement, each dated as of March 19, 1993, between the Registrant and Lease
                        Management Services, Inc.

    EXHIBIT   EXHIBIT
    FOOTNOTE  NUMBER                            DESCRIPTION
    --------  -------                           -----------
        (19)   10.12    Registrant's Non-Employee Directors Stock Option Plan (the
                        "Directors' Plan").+
         (4)   10.13    Form of Nonstatutory Stock Option Agreement under the
                        Directors' Plan.+
         (5)   10.14    Sublease Agreement, dated September 1, 1994, between the
                        Registrant and ORINCON Corporation.
         (5)   10.15    Loan Agreement, dated July 5, 1994, and related Note and
                        Credit Terms and Conditions Agreement between the Registrant and Imperial Bank.
         (5)   10.16    Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.+
      (6)(7)   10.17    Collaboration Agreement, dated June 20, 1995 between the
                        Registrant and LifeScan, Inc.
      (6)(7)   10.18    Stock Purchase Agreement, dated June 20, 1995 between the
                        Registrant and Johnson & Johnson Development Corporation.
      (6)(7)   10.19    Loan and Security Agreement, dated June 20, 1995 between the
                        Registrant and Johnson & Johnson.
      (6)(7)   10.20    Agreement to Discontinue Collaboration, dated June 20, 1995 between the Registrant and Glaxo Wellcome, Inc.
         (8)   10.21    Consulting Agreement, dated June 15, 1995, between the
                        Registrant and Joseph C. Cook, Jr., as amended on March 25,
                        1996, and related Nonstatutory Stock Option grant dated June
                        15, 1995.+
         (8)   10.22    Addendums No. 10453 and 10753 to Master Lease Agreement
                        dated January 19, 1996 between the Registrant and Lease
                        Management Services with Related Negative Covenant Pledge
                        Agreement and Collateral Security Agreement.
         (9)   10.23    Employment agreement dated July 11, 1996, between the
                        registrant and Richard M. Haugen.+
    (10)(11)   10.24    Patent and Technology License Agreement, Consulting
                        Agreement and Nonstatutory Stock Option Agreement dated
                        October 1, 1996, between the Registrant and Dr. John Eng.
    (10)(11)   10.25    Collaborative Research and Assignment Agreement dated
                        October 15, 1996, among the Registrant, London Health
                        Sciences Centre and Dr. John Dupre.
        (12)   10.26    Employment agreement dated August 1, 1996 between the
                        Registrant and Howard E. Greene, Jr.+
        (12)   10.27    Amendment dated November 5, 1996 to the Lease Agreement,
                        dated January 22, 1993, between the Registrant and Loma
                        Palisades, Ltd., a California Limited Partnership.
        (12)   10.28    Amendment dated January 15, 1997 to the Consulting
                        Agreement, dated June 15, 1995, between the Registrant and
                        Joseph C. Cook, Jr.+
        (12)   10.29    Addendum to the Master Financing Agreement No, 10753 dated
                        January 19, 1996 between the Registrant and Lease Management
                        Services with amendments to the Related Negative Covenant
                        Pledge Agreement and Collateral Security Agreement, each
                        dated as of January 30, 1997.
        (12)   10.30    Sublease Agreement, dated January 31, 1997, between the
                        Registrant and Gensia, Inc.
        (12)   10.31    Fourth Amendment dated February 26, 1997 to the Lease
                        Agreement, dated January 2, 1989, between the Registrant and
                        Nippon Landic (U.S.A.), Inc., as amended.
    (13)(14)   10.32    Collaboration Agreement between the Registrant and Hoechst
                        Marion Roussel Dated March 31, 1997.
    (13)(14)   10.33    License and Option Agreement between the Registrant and
                        Hoechst Marion Roussel Dated March 31, 1997.

    EXHIBIT   EXHIBIT
    FOOTNOTE  NUMBER                            DESCRIPTION
    --------  -------                           -----------
        (15)   10.34    Registrant's Directors' Deferred Compensation Plan.+
        (16)   10.35    Warrant Agreement between the Registrant and the Medical
                        Research Council dated May 9, 1997.
        (16)   10.36    Promissory Note dated September 30, 1997 issued by the
                        Registrant to Johnson & Johnson.
        (16)   10.37    Warrant Agreement between the Registrant and Johnson &
                        Johnson dated September 30, 1997.
        (17)   10.38    Amendment dated September 1, 1996 to Option Agreements
                        between the Registrant and Howard E. Greene, Jr.+
        (19)   10.39    Amendment Dated March 25, 1998, to Option Agreements between the Registrant and Howard E. Greene, Jr.+
        (17)   10.40    Margin Account Loan Agreement between the Registrant and
                        Bradford and Kimberly Duft dated December 19, 1997.+
        (17)   10.41    Credit Agreement and related Note between the Registrant and
                        Imperial Bank dated January 15, 1998.
        (17)   10.42    Amendment dated February 1, 1998 to Option Agreements
                        between the Registrant and Marjorie T. Sennett.+
        (18)   10.43    Employee Phantom Stock Salary Deferral Plan (the "Deferral
                        Plan").+
        (18)   10.44    Form of Deferred Compensation Agreement under the Deferral
                        Plan.+
        (19)   10.45    Employment Agreement dated March 25, 1998, between the
                        Registrant and Richard M. Haugen.+
        (19)   10.46    Letter agreement dated June 12, 1998, between the Registrant and Richard M. Haugen regarding Mr. Haugen's participation in the Deferral Plan.+
        (19)   10.47    Employment Agreement dated March 25, 1998, between the
                        Registrant and Joseph C. Cook, Jr.+
               10.48    Fifth Amendment dated February 8, 1999 to the Lease
                        Agreement, dated January 2, 1989, between the Registrant and
                        Nippon Landic (U.S.A.), Inc., as amended.
               10.49    Stock Option Agreement dated March 25, 1998 between the
                        Registrant and Joseph C. Cook, Jr.+
               10.50    Stock Option Agreement dated October 23, 1998 between the
                        Registrant and Joseph C. Cook, Jr.+
                23.1    Consent of Ernst & Young LLP, Independent Auditors.
                24.1    Power of Attorney. Reference is made to page 43.
                  27    Financial Data Schedule.

---------------
  + Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

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

(17) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(18) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-51577) or amendments thereto and incorporated herein by reference.

(19) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-58831) or amendments thereto and incorporated herein by reference.

(20) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(d) FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules required by this item are listed under
Item 14(a)(2).

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

                                          AMYLIN PHARMACEUTICALS, INC.

                                          By:    /s/ JOSEPH C. COOK, JR.

                                            ------------------------------------
                                                    Joseph C. Cook, Jr.
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: March 30, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph C. Cook, Jr., and Nancy K. Dahl, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                       ----
       /s/ JOSEPH C. COOK, JR.            Chairman of the Board and Chief     March 30, 1999
-------------------------------------      Executive Officer (Principal
         Joseph C. Cook, Jr.            Executive, Financial and Accounting
                                                     Officer)

         /s/ JAMES C. BLAIR                          Director                 March 30, 1999
-------------------------------------
       James. C. Blair, Ph.D.

        /s/ JAMES C. GAITHER                         Director                 March 30, 1999
-------------------------------------
          James C. Gaither

        /s/ GINGER L. GRAHAM                         Director                 March 30, 1999
-------------------------------------
          Ginger L. Graham

      /s/ HOWARD E. GREENE, JR.                      Director                 March 30, 1999
-------------------------------------
        Howard E. Greene, Jr.

        /s/ VAUGHN M. KAILIAN                        Director                 March 30, 1999
-------------------------------------
          Vaughn M. Kailian