Form 10-Q
period 1999-03-31
AMYLIN PHARMACEUTICALS INC
filed 1999-05-14
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31,1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            33-0266089
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9373 Towne Centre Drive, San Diego, California                    92121
----------------------------------------------                    -----
(Address of principal executive offices)                        (Zip code)

                                 (619) 552-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
       ------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at March 31, 1999
          -----                          --------------------------------
Common Stock, $.001 par value                     37,166,326

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE NO.
COVER PAGE .............................................................       1

TABLE OF CONTENTS ......................................................       2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1999 and
     December 31, 1998 .................................................       3

     Condensed Consolidated Statements of Operations for the three
     months ended March 31, 1999 and 1998 ..............................       4

     Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and 1998 ..............................       5

     Notes to Condensed Consolidated Financial Statements ..............       6

     ITEM 2

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations .............................................       7

     ITEM 3

     Quantitative and Qualitative Disclosures about Market Risk ........       *

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings .........................................      13

     ITEM 2. Changes in Securities and Use of Proceeds .................      13

     ITEM 3. Defaults upon Senior Securities ...........................      14

     ITEM 4. Submission of Matters to a Vote of Security Holders .......      14

     ITEM 5. Other Information .........................................      14

     ITEM 6. Exhibits and Reports on Form 8-K ..........................      14

SIGNATURE ..............................................................      15

* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                          March 31,            December 31,
                                                                            1999                  1998
                                                                         (unaudited)              (Note)
                                                                        ------------           ------------
                                              Assets
Current Assets:
  Cash and cash equivalents                                             $ 17,391,000           $  8,787,000
  Short-term investments                                                   2,000,000              2,002,000
  Other current assets                                                       227,000                514,000
                                                                        ------------           ------------
Total current assets                                                      19,618,000             11,303,000

Property and equipment, at cost:
  Equipment                                                               14,945,000             15,197,000
Leasehold improvements                                                     3,955,000              3,955,000
                                                                        ------------           ------------
                                                                          18,900,000             19,152,000
  Less accumulated depreciation and amortization                         (14,171,000)           (13,556,000)
                                                                        ------------           ------------
                                                                           4,729,000              5,596,000

Patents and other assets, net                                              2,005,000              1,924,000
                                                                        ------------           ------------
                                                                        $ 26,352,000           $ 18,823,000
                                                                        ============           ============
                             Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                      $    452,000           $  2,187,000
  Accrued liabilities                                                      1,927,000              2,130,000
  Current portion of obligation under capital leases and
    equipment notes payable                                                2,040,000              1,794,000
                                                                        ------------           ------------
Total current liabilities                                                  4,419,000              6,111,000

Obligation under capital leases and equipment notes payable                3,783,000              4,164,000

Notes payable to related party, net of discount                           40,990,000             40,010,000

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 7,500,000 shares authorized,
    125,000 issued and outstanding at March 31, 1999, none at
    December 31, 1998                                                              -                      -
  Common stock, $.001 par value, 100,000,000 shares authorized,
    37,166,000 and 36,726,000 issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively                        37,000                 37,000
  Additional paid-in capital                                             244,940,000            229,757,000
  Accumulated deficit                                                   (267,461,000)
  Deferred compensation                                                     (356,000)              (428,000)
  Unrealized gains/(losses) on short-term investments                              -                  2,000
                                                                        ------------           ------------
Total stockholders' equity (deficit)                                     (22,840,000)           (31,462,000)
                                                                        ------------           ------------
                                                                        $ 26,352,000           $ 18,823,000
                                                                        ============           ============


Note: the condensed consolidated balance sheet at December 31, 1998 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                              See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                            Three months ended
                                                                   March 31,
                                                      --------------------------------
                                                         1999                 1998
                                                      -----------          -----------
Revenues under collaborative agreements
  from related party                                  $         -         $  7,086,000

Operating Expenses:
  Research and development                              3,886,000           18,169,000
  General and administrative                            1,468,000            2,923,000
                                                      -----------         ------------
                                                        5,354,000           21,092,000
                                                      -----------         ------------
Loss from operations                                   (5,354,000)         (14,006,000)

Interest and other income                                 176,000              512,000
Interest and other expense                             (1,453,000)          (1,325,000)
                                                      -----------         ------------
Net loss                                              $(6,631,000)        $(14,819,000)
                                                      ===========         ============

Net loss per share - basic and diluted                $     (0.18)        $      (0.46)
                                                      ===========         ============

Shares used in computing net loss per share -
   basic and diluted                                   36,822,000           32,438,000
                                                      ===========         ============

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                     ---------------------------------
                                                                        1999                  1998
                                                                    ------------          ------------
Operating Activities:

 Net loss                                                             (6,631,000)          (14,819,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                    $    615,000          $    931,000
   Deferred revenue from related party                                         -            (1,124,000)
   Amortization of deferred compensation                                  72,000               202,000
   Amortization of warrants issued with debt                             980,000               299,000
Changes in assets and liabilities:
    Receivable from related party                                              -               438,000
    Other current assets                                                 287,000               435,000
    Accounts payable                                                  (1,735,000)           (3,211,000)
    Accrued liabilities                                                 (203,000)           (1,170,000
                                                                    ------------          ------------
 Net cash flows used for operating activities                         (6,615,000)          (18,019,000)

Investing activities:
 Decrease in short-term investments                                            -             5,847,000
 Purchase/sale of equipment and leasehold improvements                   252,000            (1,495,000)
 Change in deposits, patents and other assets                            (81,000)             (132,000)
                                                                    ------------          ------------
 Net cash flows provided by (used for) investing activities              171,000             4,220,000

Financing activities:
 Issuance of notes payable                                                     -             1,771,000
 Principal payments on capital leases and
    equipment notes payable                                             (135,000)             (445,000)
 Issuance of preferred and common stock, net                          15,183,000               561,000
                                                                    ------------          ------------
Net cash flows provided by financing activities                       15,048,000             1,887,000

                                                                    ------------          ------------
Change in cash and cash equivalents                                    8,604,000           (11,911,000)

Cash and cash equivalents at beginning of period                       8,787,000            46,903,000
                                                                    ------------          ------------
Cash and cash equivalents at end of period                          $ 17,391,000          $ 34,991,000
                                                                    ============          ============

Supplemental disclosure of cash flow information:
 Interest paid                                                      $    159,000          $    295,000




                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at March 31, 1999 is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,1998.

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


2.  Stockholders' Equity

In March 1999, the Company completed a private stock offering of 125,000 shares of its Series A Preferred Stock. The gross proceeds to the Company from the financing were $15.0 million. Each share of Series A Preferred Stock is automatically convertible into 100 shares of common stock whenever the closing bid price of the Company's stock remains above $2.40 per share for 30 consecutive trading days.


3.  Subsequent Event

On April 30, 1999, the Company entered into a definitive agreement with Magellan Laboratories Incorporated for the sale of the assets of the Company's Cabrillo Laboratories division,for which the Company received a cash payment of $2.1 million. Additionally, the Company and Magellan entered in to an agreement pursuant to which Magellan agreed to perform a portion of the Company's future product development services. Magellan agreed to maintain certain product development capabilities important for the preparation of the Company's regulatory filings for SYMLIN(TM) (pramlintide acetate). As a further component, the Company issued Magellan a warrant for the purchase of 50,000 shares of common stock in exchange for a $500,000 credit for future laboratory services to be provided by Magellan to the Company. The warrant is exercisable from December 1, 1999 and may be exercised up to and including November 30, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report due to, among other things, the results and timing of the results of the Company's ongoing and planned clinical trials of SYMLIN(TM) (pramlintide acetate), the Company's ability to raise additional capital to finance its business operations through and following the first quarter of 2000, and the timing of filing for regulatory approval of SYMLIN. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, under the heading "Risk Factors."

        Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs,including SYMLIN(TM) (pramlintide acetate) and AC2993 (synthetic exendin-4). Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur significant additional operating losses for the next several years. As of March 31, 1999, the Company's accumulated deficit was approximately $267 million.

        From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN. Under the Collaboration Agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of the Company's Common Stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs. The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from SYMLIN. As a result of Johnson & Johnson's withdrawal from the collaboration, Johnson & Johnson has relinquished all rights to share in any SYMLIN profits. Additionally, following the collaboration termination in August 1998, all product and other rights associated with SYMLIN and related compounds reverted to Amylin.

        Following the announcement of the termination of the Johnson & Johnson collaboration agreement in March 1998, Amylin reduced the Company's workforce and operating expenses. In October 1998, following the announcement of the results of the Company's European/Canadian Phase 3 studies of SYMLIN, the Company further reduced its work force and operating expenses.

        On April 30, 1999 the Company entered into a definitive agreement with Magellan Laboratories Incorporated for the sale of the assets of the Company's Cabrillo Laboratories division, for which the Company received a cash payment of $2.1 million. Additionally, the Company and Magellan entered in to an agreement pursuant to which Magellan agreed to perform a portion of the Company's future product development services. Magellan agreed to maintain certain product development capabilities important for the preparation of the Company's regulatory filings for SYMLIN(TM) (pramlintide acetate). As a further component, the Company issued Magellan a warrant for the purchase of 50,000 shares of common stock in exchange for a $500,000 credit for future laboratory services to be provided by Magellan to the Company. The warrant is exercisable from December 1, 1999 and may be exercised up to and including November 30, 2001.

        The Company believes that its cash at March 31, 1999, together with the proceeds from its sale of the Cabrillo Laboratories division, and interest income from cash investments will permit the Company to finance its current operations into the first quarter of 2000.

        The Company is continuing to conduct two one-year US Phase 3 clinical studies of SYMLIN. One study is in type 1 diabetes and the other is in insulin-using type 2 diabetes. Results from these two studies are scheduled to be announced in the second half of 1999. If results from these studies are positive, the Company expects to complete SYMLIN regulatory filings in mid-2000 in the US and Europe for type 1 and, possibly, insulin-using type 2 diabetes.

        There can be no assurance that the results of the two ongoing US Phase 3 clinical trials of SYMLIN will be favorable or sufficient to support filing for market approval in any jurisdiction or, if they are, that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company, if at all. If for any reason Amylin is unable to obtain additional financing on acceptable terms, the Company will not have the financial resources to continue the research and development, including the regulatory filing processes, of SYMLIN or any of the Company's other product candidates following the first quarter of 2000.

                             RESULTS OF OPERATIONS

Revenue

        The Company received no collaborative revenue for the first quarter of 1999, compared with $7.1 million received in the first quarter of 1998. This reduction was due to the termination of the Company's Collaborative Agreement with Johnson & Johnson.

Operating Expenses

        The Company's total operating expenses for the quarter ended March 31, 1999 decreased to $5.4 million from $21.1 million for the same period in 1998.

        Research and development expenses decreased to $3.9 million for the three months ended March 31, 1999 as compared to $18.2 million for the same period in 1998.

        General and administrative expenses were $1.5 million for the three months ended March 31, 1999 as compared to $2.9 million for the same period in 1998.

        The decreases in these expenditures were primarily due to a significantly reduced workforce and lower external clinical expenses.

Other Income and Expense

        Interest and other income is comprised of interest income from investment of the Company's cash reserves and external services income generated by the Company's Cabrillo division. Interest and other income was $0.2 million for the quarter ended March 31, 1999 as compared to $0.5 million for the same period in 1998. The decrease in interest and other income was primarily due to lower average cash reserves available for investment, offset partially by an increase in income generated by the Cabrillo Division.

        Interest and other expense is principally comprised of interest expense resulting from long-term debt obligations. Debt financing has been utilized by the Company to acquire laboratory and other equipment, to fund tenant improvements to the Company's facilities, and for other working capital purposes. In addition, in accordance with the terms of the Collaboration Agreement, Johnson & Johnson advanced Amylin's share of SYMLIN pre-launch marketing expenses incurred during the term of the collaboration.

        Separately, in 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for SYMLIN during that year. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the company's Loan Agreement with Johnson & Johnson and will be repaid with interest over time out of the company's share of future SYMLIN profits, if any, subject to certain exceptions set forth in the Loan Agreement. The loan is secured by the Company's issued patents and pending patent applications relating to amylin and amylin agonists, including SYMLIN.

        In conjunction with the borrowing under the Development Loan Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated value of the warrants is being amortized to interest expense over the life of the Development Loan Facility.

        Interest and other expense increased to $1.5 million for the three months ended March 31, 1999 from $1.3 million for the same period in 1998. The increase in interest and other expense was primarily due to the compounding of interest associated with the Development Loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan.

Net Loss

        The net loss for the quarter ended March 31, 1999 was $6.6 million compared to a net loss for the same quarter in 1998 of $14.8 million. The decrease in the net loss was primarily due to the significant reductions in work force and lower external clinical expenses.

        Amylin expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including clinical development of SYMLIN(TM) (pramlintide acetate) and AC2993 (synthetic exendin-4), preclinical and potential clinical testing of additional product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sales of common stock, reimbursement of SYMLIN development expenses through its collaboration with Johnson & Johnson, and debt financings.

        At March 31, 1999, the Company had $19.4 million in cash, cash equivalents and short-term investments as compared to $10.8 million at December 31, 1998. The Company invests its cash in U.S. government and other highly rated liquid debt instruments. On April 30, 1999, the Company received $2.1 million in connection with the sale of the assets of its Cabrillo Laboratories division. The Company believes that its cash at March 31, 1999, together with the proceeds from its sale of the Cabrillo Laboratories division, including interest income from investments, should provide sufficient funds to continue current business operations into the first quarter of 2000.

        The Company intends to use its financial resources for the ongoing development of SYMLIN, including the Phase 3 clinical trials, for its AC2993 development program, and for other general corporate purposes. As a result of the termination of the Collaboration Agreement between the Company and Johnson and Johnson, and following the announcement in October 1998 of unexpected results from the Company's six-month Phase 3 European/Canadian clinical studies of SYMLIN, resources dedicated toward the Company's other research programs have been sharply reduced or eliminated. The Company plans to continue advancing its research and development pipeline only as future resources permit. To the extent that clinical trials of the Company's SYMLIN and AC2993 compounds progress as planned, research and development expenses will include costs of supplying materials for and/or conducting SYMLIN and AC2993 clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of pre-clinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

        As part of its restructuring of operations, the Company reduced the square footage occupied by the Company's research, development and administrative staff from 45,000 square feet to 26,500 square feet as of March 1, 1999.

        In addition, as part of the April 30, 1999 sale of the assets of its Cabrillo Laboratories division, the Company assigned to Magellan Laboratories its lease for the 35,500 square foot facility where its former product development operations (Cabrillo Laboratories) were located.

        The Company does not expect to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to research, pre-clinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Operating losses in the future may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

        The Company cannot make any assurances that any of its drug candidates will successfully meet any or all of their development goals. Important technical milestones remain to be achieved before the Company can commercialize any of its products in development. The Company's future capital requirements will depend on many factors, including the results of its remaining one-year US Phase 3 clinical trials of SYMLIN (scheduled to be announced during the second half of 1999), the continued evaluation of results from its completed Phase 3 clinical trials of SYMLIN, the ability of the Company to establish one or more development and/or commercialization collaborations for its SYMLIN and AC2993 programs, progress with its other ongoing and new pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in its research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

        Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on two of the Company's product candidates, SYMLIN and AC2993. Subject to compliance with FDA and foreign authorities regulations, the Company continues to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although the Company believes Phase 3 clinical data from its four completed studies of SYMLIN warrant continuing with the Phase 3 development program at this time, there can be no assurance that the remaining studies will confirm or improve the results of the completed Phase 3 studies or that any of the data, past or future, will support regulatory approval of SYMLIN.

        Further testing of SYMLIN, AC2993, and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, the Company or regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products if any, resulting from Amylin's research and development programs are not expected to be commercially available for a number of years.

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

        The Company's Common Stock is listed for trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap"), which requires certain minimum market prices for equity securities listed on Nasdaq SmallCap. If the stock price does not meet the minimum requirements for listing on Nasdaq SmallCap, the securities may be delisted from Nasdaq SmallCap or the Company may be required to effect a reverse stock split in order to maintain the listing. The Company cannot guarantee that it will be able to maintain the listing of the Common Stock on Nasdaq SmallCap or any other exchange.

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

        The Company has not yet completed a formal contingency plan relative to undetected Y2K problems; however, at the current time, there does not appear to be any critical piece of equipment for which backup cannot be provided. The worst case scenario would likely involve adding additional short-term labor to perform repetitive tasks. There could also be some incremental costs of replacing current testing capabilities if the Company's on-site test equipment should fail. While these extra costs have not yet been estimated, they would not be expected to have a material impact on the Company's financial condition or operating results.

Part II - Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

During March 1999, the Company issued 125,000 shares of Series A Preferred Stock priced at $120.00 per share. Each share is convertible into Common Stock of the Company at an initial conversion rate of 100 shares of Common Stock per share of Series A Preferred Stock. The Series A Preferred Stock will automatically be converted into Common Stock if the closing bid price of the Company's common stock remains above $2.40 per share for 30 consecutive trading days. Dividends on the Series A Preferred Stock will accrue at a rate of 5% per year. The Company has agreed to file a registration statement covering the re-sale of the shares of Common Stock underlying the Series A Preferred Stock. The Company intends to use the proceeds from the sale of the Series A Preferred Stock to fund operations.

        The sale and issuance of the Series A Preferred Stock in the transaction described above in the foregoing paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Securities Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits

        10.51   Form of Special Bonus Award for Supplemental Incentive Bonus
                Program


                          AMYLIN PHARMACEUTICALS, INC.
                                 March 31, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Amylin Pharmaceuticals, Inc.


Date: May 14, 1999                 By:  /s/ Joseph C. Cook, Jr.
                                        --------------------------------------
                                        Joseph C. Cook, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (on behalf of the registrant
                                        and as the registrant's
                                        principal financial officer)