Form 10-Q
period 1999-06-30
AMYLIN PHARMACEUTICALS INC
filed 1999-08-09
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30,1999

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

                                 (858) 552-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                Outstanding at June 30, 1999
          -----                --------------------------------
Common Stock, $.001 par value                   37,267,207

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS


                                                            PAGE NO.
COVER PAGE..................................................  1

TABLE OF CONTENTS...........................................  2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30,1999 and December 31, 1998     ................  3

     Condensed Consolidated Statements of Operations
     for the three months ended June 30, 1999 and 1998  ....  4

     Condensed Consolidated Statements of Operations
     for the six months ended June 30, 1999 and 1998    ....  5

     Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 1999 and 1998    ....  6

     Notes to Condensed Consolidated Financial Statements...  7

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........  *

     ITEM 3.

     Quantitative and Qualitative Disclosures
     about Market Risk......................................  *

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................  *

     ITEM 2. Changes in Securities and Use of Proceeds......  *

     ITEM 3. Defaults upon Senior Securities................  *

     ITEM 4. Submission of Matters to a Vote of
             Security Holders............................... 15

        ITEM 5. Other Information...........................  *

     ITEM 6. Exhibits and Reports on Form 8-K ..............  *

SIGNATURE................................................... 16


* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets


                                                                     June  30,        December 31,
                                                                        1999              1998
                                                                    (unaudited)
                                                                    -------------     -------------
                                     Assets

Current Assets:
  Cash and cash equivalents                                         $  13,669,000     $   8,787,000
  Short-term investments                                                1,983,000         2,002,000
  Other current assets                                                    378,000           514,000
                                                                    -------------     -------------
Total current assets                                                   16,030,000        11,303,000

Property and equipment, at cost:
  Equipment                                                             2,604,000        15,197,000
  Leasehold improvements                                                   12,000         3,955,000
                                                                    -------------     -------------
                                                                        2,616,000        19,152,000
  Less accumulated depreciation and amortization                       (1,512,000)      (13,556,000)
                                                                    -------------     -------------
                                                                        1,104,000         5,596,000

Patents and other assets, net                                           2,080,000         1,924,000
                                                                    -------------     -------------
                                                                    $  19,214,000     $  18,823,000
                                                                    =============     =============

                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                                  $     382,000     $   2,187,000
  Accrued liabilities                                                   1,975,000         2,130,000
  Accrued dividends on preferred stock                                    204,000                 0
  Current portion of obligation under capital
      leases and equipment notes payable                                1,365,000         1,794,000
                                                                    -------------     -------------
Total current liabilities                                               3,926,000         6,111,000

Obligation under capital leases and
   equipment notes payable                                              2,264,000         4,164,000

Notes payable to related party, net of discount                        42,596,000        40,010,000

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 7,500,000 shares authorized,
   125,000 issued and outstanding at June 30, 1999                             --                --
  Common stock, $.001 par value, 100,000,000 shares authorized,
   37,267,000 and 36,726,000 issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively                       37,000            37,000
  Additional paid-in capital                                          245,052,000       229,757,000
  Accumulated deficit                                                (274,358,000)     (260,830,000)
  Deferred compensation                                                  (287,000)         (428,000)
  Unrealized gains/(losses) on short-term investments                     (16,000)            2,000
                                                                    -------------     -------------
Total stockholders' equity (deficit)                                  (29,572,000)      (31,462,000)
                                                                    -------------     -------------
                                                                    $  19,214,000     $  18,823,000
                                                                    =============     =============


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                            Three months ended
                                                                  June 30,
                                                        -----------------------------
                                                            1999             1998
                                                        ------------     ------------
Revenues under collaborative agreements
  from related party                                    $          0     $  5,889,000

Operating Expenses:
  Research and development                                 4,336,000       14,233,000
  General and administrative                               1,296,000        3,366,000
                                                        ------------     ------------
                                                           5,632,000       17,599,000
                                                        ------------     ------------
Loss from operations                                      (5,632,000)     (11,710,000)

Interest and other income                                    496,000          341,000
Interest and other expense                                (1,557,000)      (1,378,000)
                                                        ------------     ------------
Net loss                                                  (6,693,000)     (12,747,000)

Accrued dividends on preferred stock                         204,000               --

Net loss applicable to common stock                     $ (6,897,000)    $(12,747,000)
                                                        ============     ============

Net loss per share - basic and diluted                  $      (0.18)    $      (0.39)
                                                        ============     ============

Shares used in computing net loss per share -
   basic and diluted                                      37,198,000       32,572,000
                                                        ============     ============


                             See accompanying notes

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                        Six months ended
                                                           June 30,
                                                 -----------------------------
                                                    1999             1998
                                                 ------------     ------------
Revenues under collaborative agreements
  from related party                             $          0     $ 12,975,000

Operating Expenses:
  Research and development                          8,222,000       32,402,000
  General and administrative                        2,764,000        6,289,000
                                                 ------------     ------------
                                                   10,986,000       38,691,000
                                                 ------------     ------------
Loss from operations                              (10,986,000)     (25,716,000)

Interest and other income                             672,000          846,000
Interest and other expense                         (3,010,000)      (2,696,000)
                                                 ------------     ------------
Net loss                                          (13,324,000)     (27,566,000)

Accrued dividends on preferred stock                  204,000               --

Net loss applicable to common stock              $(13,528,000)    $(27,566,000)
                                                 ============     ============

Net loss per share - basic and diluted           $      (0.37)    $      (0.85)
                                                 ============     ============

Shares used in computing net loss per share -
   basic and diluted                               37,011,000       32,505,000
                                                 ============     ============


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                    Six months ended
                                                                         June 30,
                                                               -----------------------------
                                                                   1999             1998
                                                               ------------     ------------
Operating Activities:
 Net loss                                                      $(13,324,000)    $(27,566,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Loss on sale of fixed assets                                     196,000                0
   Depreciation and amortization                                    967,000        1,734,000
   Deferred revenue from related party                                    0       (3,287,000)
   Interest added to debt                                         2,039,000                0
   Amortization of deferred compensation                            141,000          623,000
   Amortization of warrants issued with debt                        599,000          599,000
Changes in assets and liabilities:
   Receivable from related party                                          0          460,000
Other current assets                                                136,000          559,000
   Accounts payable                                              (1,805,000)      (3,687,000)
   Accrued liabilities                                             (155,000)        (247,000)
                                                               ------------     ------------
 Net cash flows used for operating activities                   (11,206,000)     (30,812,000)

Investing activities:
 Decrease in short-term investments                                       0        5,848,000
 Purchase/sale of equipment and leasehold improvements                    0         (490,000)
 Change in deposits, patents and other assets                      (217,000)        (173,000)
 Proceeds from sale of fixed assets                               2,371,000                0
                                                               ------------     ------------
 Net cash flows provided by (used for) investing activities       2,154,000        5,185,000

Financing activities:
 Issuance of notes payable                                                0        4,523,000
 Principal payments on capital leases and
    equipment notes payable                                      (1,306,000)        (845,000)
 Issuance of common stock, net                                      240,000        1,072,000
 Issuance of preferred stock                                     15,000,000                0
                                                               ------------     ------------
Net cash flows provided by financing activities                  13,934,000        4,750,000

                                                               ------------     ------------
Change in cash and cash equivalents                               4,882,000      (20,877,000)

Cash and cash equivalents at beginning of period                  8,787,000       46,903,000
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $ 13,669,000     $ 26,026,000
                                                               ============     ============

Supplemental disclosure of cash flow information:
 Interest paid                                                 $    184,000     $    256,000
 Notes assumed in sale of fixed assets                         $  1,020,000     $          0
 Accrued dividends                                             $    204,000     $          0
 Warrants issued in sale of fixed assets                       $     55,000     $          0


                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)

1.      Summary of Significant Accounting Policies

        Basis of Presentation

        The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at June 30, 1999 is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


2.      Stockholders' Equity

        In March 1999, the Company completed a private stock offering of 125,000 shares of its Series A preferred stock. The proceeds to the Company from the financing were $15.0 million. Each share of Series A preferred stock is automatically convertible into 100 shares of common stock whenever the closing bid price of the Company's stock remains above $2.40 per share for 30 consecutive trading days.



3.      Sale of Cabrillo Laboratories Division

        On April 30, 1999 Amylin entered into an agreement with Magellan Laboratories Incorporated for the sale of the assets of the Cabrillo Laboratories division of Amylin for which the Company received a cash payment of $2.1 million and Magellan assumed a $1.0 million third party equipment lease. Additionally, Amylin and Magellan entered into an agreement pursuant to which Magellan agreed to perform a portion of Amylin's future product development services. Magellan agreed to maintain certain product development capabilities important for the preparation of Amylin's regulatory filings for SYMLIN(TM) (pramlintide acetate). As a further component, Amylin issued Magellan a warrant for the purchase of 50,000 shares of the Company's common stock in exchange for a $500,000 credit for future laboratory services to be provided by Magellan to Amylin. The warrant is exercisable from December 1, 1999 and may be exercised up to and including November 30, 2001. In addition, as part of the April 30, 1999 sale of the assets of its Cabrillo Laboratories division, the Company assigned to Magellan Laboratories its lease for the 35,500 square foot facility where its former product development operations were located.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report due to, among other things, the results and timing of the results of the Company's ongoing and planned clinical trials of SYMLIN(TM) (pramlintide acetate) and AC2993 (synthetic exendin-4), the Company's ability to raise additional capital to finance its business operations through and following the first quarter of 2000, and the timing of filing for regulatory approval of SYMLIN. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, under the heading "Risk Factors."

        Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs, including research and development of SYMLIN(TM) (pramlintide acetate) and AC2993 (synthetic exendin-4). Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur significant additional operating losses for the next several years. As of June 30, 1999, the Company's accumulated deficit was approximately $274 million.

        The Company's Common Stock is listed for trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap"). If the Company does not meet the minimum requirements for listing on Nasdaq SmallCap, the securities may be delisted from Nasdaq SmallCap or the Company may be required to effect a reverse stock split in order to maintain the listing. The Company cannot guarantee that it will be able to maintain the listing of the Common Stock on Nasdaq SmallCap or any other exchange.

        From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN. Under the Collaboration Agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of the Company's Common Stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs. The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from SYMLIN. As a result of Johnson & Johnson's withdrawal from the collaboration, Johnson & Johnson has relinquished all rights to share in any SYMLIN profits. Following the collaboration termination in August
1998, all product and other rights associated with SYMLIN and related compounds reverted to Amylin. Additionally, Johnson & Johnson agreed to purchase and store certain SYMLIN bulk drug product inventory that the Company agreed to purchase from Johnson & Johnson on the occurrence of certain future events.

        Following the announcement of the termination of the Johnson & Johnson Collaboration Agreement in March 1998, Amylin reduced the Company's workforce and operating expenses. In October 1998, following the announcement of the results of the Company's European/Canadian Phase 3 studies of SYMLIN, the Company further reduced its workforce and operating expenses. As part of its restructuring of operations, Amylin reduced the square footage occupied by the Company's research, development and administrative staff from 45,000 square feet to 26,500 square feet as of March 1, 1999.

        The Company believes that its existing available cash, and interest income from cash investments will permit the Company to finance its current operations into the first quarter of 2000.

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

        There can be no assurance that the results of the two ongoing US Phase 3 clinical trials of SYMLIN will be favorable or sufficient to support filing for market approval in any jurisdiction or, if they are, that additional financial resources will be raised in the necessary time frame or on terms favorable to the Company, if at all. If for any reason Amylin is unable to obtain additional financing on acceptable terms, the Company will not have the financial resources to continue the research and development, including the regulatory filing processes, of SYMLIN or any of the Company's other product candidates through and following the first quarter of 2000.

RESULTS OF OPERATIONS

Revenue

        The Company received no collaborative revenue for the period ended June 30,1999, compared with $13.0 million received during the same period in 1998. This reduction was due to the termination of the Company's Collaboration Agreement with Johnson & Johnson in August 1998.

Operating Expenses

        The Company's total operating expenses for the first six months ended June 30, 1999 decreased to $11.0 million from $38.7 million for the same period in 1998. Research and development expenses decreased to $8.2 million for the six months ended June 30, 1999 as compared to $32.4 million for the same period in 1998. General and administrative expenses decreased to $2.8 million for the six months ended June 30, 1999 as compared to $6.3 million for the same period in 1998. The decreases in these expenses were a result of the Company's effort to reduce costs following the termination of the Company's Collaboration Agreement with Johnson & Johnson and the cost reductions implemented following unexpected clinical trial results on October 1998, which delayed the Company's timeline for filing for regulatory approval for SYMLIN.

Other Income and Expense

        Interest and other income is comprised of interest income from investment of the Company's cash reserves and external services income generated by the Company's Cabrillo division through April 30,1999. Interest and other income was $0.7 million for the period ended June 30, 1999 as compared to $0.8 million for the same period in 1998. The decrease in interest and other income was primarily due to lower average cash reserves available for investment.

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

        Separately, in 1997, the Company received proceeds of approximately $30.6 million from a draw down under its Development Loan Facility with Johnson & Johnson. The proceeds were used to fund the Company's one-half share of development expenses for SYMLIN during that year. Both the development loan and the pre-marketing loan were provided under the terms and conditions of the Company's Loan Agreement with Johnson & Johnson and will be repaid with interest over time in accordance with the terms of the Loan Agreement. The loan is secured by the Company's issued patents and pending patent applications relating to amylin.

        In conjunction with the borrowing under the Development Loan Facility, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated value of the warrants is being amortized to interest expense over the life of the Development Loan Facility.

        Interest and other expense increased to $3.0 million for the six months ended June 30, 1999 from $2.7 million for the same period in 1998. The increase in interest and other expense was primarily due to the compounding of interest associated with the Development Loan debt, amortization of the valuation placed on the warrants, and interest expense related to the Pre-Marketing Loan.

Net Loss

        The net loss for the period ended June 30, 1999 was $13.5 million compared to a net loss for the same period in 1998 of $27.6 million. The decrease in the net loss was primarily due to the significant reductions in work force and lower external clinical expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations primarily through private placements of preferred stock, sales of common stock and reimbursement of SYMLIN development expenses through its collaboration with Johnson & Johnson, and debt financings.

        At June 30, 1999, the Company had $15.7 million in cash, cash equivalents and short-term investments as compared to $10.8 million at December 31, 1998. The Company invests its cash in U.S. government and other highly rated liquid debt instruments. The Company believes that its existing cash, including interest income from investments, should provide sufficient funds to continue current business operations into the first quarter of 2000.

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

        The Company may not be able to generate a positive internal cash flow for several years due to substantial additional research and development costs, including costs related to research, pre-clinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Operating losses in the future may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

        Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (FDA) and equivalent foreign authorities. Human clinical testing is now underway on two of the Company's product candidates, SYMLIN and AC2993. Subject to compliance with FDA and foreign authorities regulations, the Company continues to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for its product candidates in humans. Although the Company believes Phase 3 clinical data from its four completed studies of SYMLIN warrant continuing with the Phase 3 development program at this time, there can be no assurance that the ongoing studies will confirm or improve the results of the completed Phase 3 studies or that any of the data, past or future, will support regulatory approval of SYMLIN.

        Further testing of SYMLIN, AC2993, and the Company's other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, the Company or regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials, which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products if any, resulting from Amylin's research and development programs are not expected to be commercially available for a number of years.

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

        We have established an active program to identify and resolve Year 2000 related issues. This program includes the review and assessment of our internal information technology as well as assessment of the Year 2000 readiness of material third party business partners. This program consists of four phases: inventory, risk assessment, problem resolution and contingency planning. The first two phases have been completed, problem resolution is underway and the Company has begun to develop its contingency plan. We expect to have all of our internal information technology compliant by the end of the third quarter of 1999.

        We have contacted our important business partners in order to assess their progress in addressing Year 2000 issues. Information provided by them has been used to assess their commitment to Year 2000 readiness. Based on the information provided, the Company believes that its business partners are taking adequate steps to ensure that their business operations will not be seriously disrupted by Year 2000 issues. Additionally, the Company's primary computer systems do not interface directly with those of third parties, thus providing the Company with further confidence that its operations will not be disrupted even if third parties fail to adequately complete their Year 2000 programs. However, in the event that a third party cannot supply us with products or services, the Company's results of operations could be adversely affected. For example, the Company's research and development efforts could be interrupted, resulting in delays in the progress of our product.

        The Company's most significant potential exposure to Year 2000 problems is related to its dependence on commercial utilities. If the Company's water and power supply were interrupted, its research and development activities as well as its general business operations would be seriously affected until services could be restored or until suitable alternate sources could be secured. The Company has not yet developed and evaluated contingency plans that could potentially mitigate this type of disruption. During the third quarter of 1999, the Company will evaluate options and determine if any of these are prudent and affordable.

        Year 2000 costs to date have been primarily related to internal personnel costs. Total external costs to remediate Year 2000 problems are estimated at less than $100,000. At this time, the Company has no reason to believe that Year 2000 issues will have a material impact on it's business or financial condition.



Part II - Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.


Item 3. Defaults Upon Senior Securities

        None.



Item 4. Submission of Matters to Vote of Securities Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 24, 1999. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next annual meeting and until his or her successor is elected, (ii) approved the Company's Employee Stock Purchase Plan, as amended, and (iii) ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

        The Company had 37,166,326 shares of Common Stock and 125,000 shares of 5% Series A Convertible Preferred Stock outstanding as of March 26, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 31,319,776 shares of Common Stock and 82,501 shares of 5% Series A Convertible Preferred Stock were present in person or represented by proxy for Proposals 1 -
3. Each share of 5% Series A Convertible Preferred Stock outstanding is entitled to 100 votes. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors


                                          SHARES VOTING                  SHARES
DIRECTOR                                     IN FAVOR                   WITHHELD
--------                                  -------------              -----------
Joseph C. Cook, Jr.                         39,261,407                308,469
James C. Blair                              39,244,092                325,784
James C. Gaither                            39,265,304                313,572

                                          SHARES VOTING                  SHARES
DIRECTOR                                     IN FAVOR                   WITHHELD
--------                                  -------------              -----------
Ginger L. Graham                            39,161,413                408,463
Howard E. Greene, Jr.                       39,241,710                328,166
Vaughn M. Kailian                           39,235,727                334,149


Proposal 2:  Approval of the Employee Stock Purchase Plan, as amended


Votes in Favor:                             37,549,790
Votes Against:                                 825,737
Abstentions:                                   188,264


Proposal 3:  Ratification of Selection of Independent Auditors


Votes in Favor:                             39,321,732
Votes Against:                                 123,406
Abstentions:                                   124,728


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 27.1  -  Financial Data Schedule.

                          AMYLIN PHARMACEUTICALS, INC.
                                  June 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          Amylin Pharmaceuticals, Inc.


Date: August 9, 1999          By:/s/ Joseph C. Cook, Jr.
                              -----------------------
                              Joseph C. Cook, Jr.
                              Chairman of the Board and
                              Chief Executive Officer
                              (on behalf of the registrant
                              and as the registrant's
                              principal financial officer)