Form 10-Q
period 1999-09-30
AMYLIN PHARMACEUTICALS INC
filed 1999-11-15
CIK 881464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30,1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
       ------------------------------------------------------------------
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

                                 (858) 552-2200
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at November 12, 1999
          -----                      ---------------------------------
Common Stock, $.001 par value                    53,783,441

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                        PAGE NO.
COVER PAGE.................................................. 1

TABLE OF CONTENTS........................................... 2

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of
     September 30, 1999 and December 31, 1998 .............. 3

     Condensed Consolidated Statements of Operations for the
     three months ended September 30,1999 and 1998 ......... 4

     Condensed Consolidated Statements of Operations for the
     nine months ended September 30, 1999 and 1998 ......... 5

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1999 and 1998 ......... 6

     Notes to Condensed Consolidated Financial Statements... 7

     ITEM 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......... 8

     ITEM 3.

     Quantitative and Qualitative Disclosures
     about Market Risk...................................... *

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................. *

     ITEM 2. Changes in Securities and Use of Proceeds...... 14

     ITEM 3. Defaults upon Senior Securities................ *

     ITEM 4. Submission of Matters to a Vote of
             Security Holders............................... *

     ITEM 5. Other Information.............................. *

     ITEM 6. Exhibits and Reports on Form 8-K .............. 15

SIGNATURE................................................... 15

* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                    September  30,         December 31,
                                                                                         1999                 1998
                                                                                      (unaudited)            (Note 1)
                                                                                    --------------        -------------
                                              Assets
Current Assets:
  Cash and cash equivalents ....................................................    $   8,735,000         $   8,787,000
  Short-term investments .......................................................        1,960,000             2,002,000
  Other current assets .........................................................          585,000               514,000
                                                                                    -------------         -------------
Total current assets ...........................................................       11,280,000            11,303,000

Property and equipment, at cost:
  Equipment ....................................................................        2,598,000            15,197,000
  Leasehold improvements .......................................................           12,000             3,955,000
                                                                                    -------------         -------------
                                                                                        2,610,000            19,152,000
  Less accumulated depreciation and amortization ...............................       (1,640,000)          (13,556,000)
                                                                                    -------------         -------------
                                                                                          970,000             5,596,000

Patents and other assets, net ..................................................        2,215,000             1,924,000
                                                                                    -------------         -------------
                                                                                    $  14,465,000         $  18,823,000
                                                                                    =============         =============
                             Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable .............................................................    $     643,000         $   2,187,000
  Accrued liabilities ..........................................................        2,423,000             2,130,000
Current portion of obligation under capital
      leases and equipment notes payable .......................................        1,319,000             1,794,000
                                                                                    -------------         -------------
Total current liabilities ......................................................        4,385,000             6,111,000

Obligation under capital leases and
   equipment notes payable .....................................................        1,977,000             4,164,000

Notes payable to related party, net of discount ................................       43,831,000            40,010,000

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 7,500,000 shares authorized
  Common stock, $.001 par value, 100,000,000 shares authorized,
    49,986,000 and 36,726,000 issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively .....................           50,000                37,000
  Additional paid-in capital ...................................................      245,657,000           229,757,000
  Accumulated deficit ..........................................................     (281,176,000)
  Deferred compensation ........................................................         (219,000)             (428,000)
  Unrealized gains/(losses) on short-term investments ..........................          (40,000)                2,000
                                                                                    -------------         -------------
Total stockholders' equity (deficit) ...........................................      (35,728,000)          (31,462,000)
                                                                                    -------------         -------------
                                                                                    $  14,465,000         $  18,823,000
                                                                                    =============         =============



                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                        Three months ended
                                                           September 30,
                                                        ------------------
                                                         1999              1998
                                                        ------            ------
Revenues under collaborative agreements
  from related party ........................      $         0       $  2,678,000

Operating Expenses:
  Research and development ..................        4,391,000         15,414,000
  General and administrative ................        1,652,000          2,310,000
                                                   -----------       ------------
                                                     6,043,000         17,724,000
                                                   -----------       ------------
Loss from operations ........................       (6,043,000)       (15,046,000)

Interest and other income ...................          651,000            462,000
Interest and other expense ..................       (1,428,000)        (1,382,000)
                                                   -----------       ------------
Net loss ....................................       (6,820,000)       (15,966,000)

Dividends paid on preferred stock ...........          131,000                 --
                                                   -----------       ------------
Net loss applicable to common stock .........      $(6,951,000)      $(15,966,000)
                                                   ===========       ============

Net loss per share - basic and diluted ......      $    (0.17)       $     (0.45)
                                                   ===========       ============

Shares used in computing net loss per share -
   basic and diluted ........................       41,294,000         35,506,000
                                                   ===========       ============

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                         Nine months ended
                                                           September 30,
                                                        ------------------
                                                        1999             1998
                                                       ------           ------
Revenues under collaborative agreements
  from related party ........................      $          0       $ 15,653,000

Operating Expenses:
  Research and development ..................        12,613,000         47,817,000
  General and administrative ................         4,416,000          8,598,000
                                                   ------------       ------------
                                                     17,029,000         56,415,000
                                                   ------------       ------------
Loss from operations ........................       (17,029,000)       (40,762,000)

Interest and other income ...................         1,323,000          1,294,000
Interest and other expense ..................        (4,438,000)        (4,065,000)
                                                   ------------       ------------
Net loss ....................................       (20,144,000)       (43,533,000)

Dividends paid on preferred stock ...........           335,000                 --
                                                   ------------       ------------
Net loss applicable to common stock .........      $(20,479,000)      $(43,533,000)
                                                   ============       ============

Net loss per share - basic and diluted ......      $      (0.53)      $      (1.30)
                                                   ============       ============

Shares used in computing net loss per share -
   basic and diluted ........................        38,453,000         33,516,000
                                                   ============       ============

                                 See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                      -----------------
                                                                      1999             1998
                                                                   -----------      -----------
Operating Activities:

 Net loss .................................................      $(20,144,000)      $(43,533,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Loss on sale of fixed assets ...........................           193,000                  0
   Depreciation and amortization ..........................         1,138,000          2,444,000
   Deferred revenue from related party ....................                 0         (5,934,000)
   Interest added to debt .................................         3,063,000                  0
   Amortization of deferred compensation ..................           209,000            698,000
   Amortization of debt discount from warrants ............           898,000            898,000
   Stock Options issued for services ......................            95,000                  0
Changes in operating assets and liabilities:
   Receivable from related party ..........................                 0            756,000
   Other current assets ...................................           (71,000)           581,000
   Accounts payable .......................................        (1,544,000)        (2,364,000)
   Accrued liabilities ....................................           293,000           (343,000)
                                                                 ------------       ------------
 Net cash flows used for operating activities .............       (15,870,000)       (46,797,000)

Investing activities:
 Decrease in short-term investments .......................           (42,000)         3,849,000
 Purchase of equipment and leasehold improvements .........                 0           (342,000)
 Change in deposits, patents and other assets .............          (522,000)          (339,000)
 Proceeds from sale of fixed assets .......................         2,401,000                  0
                                                                 ------------       ------------
 Net cash flows provided by (used for) investing activities         1,837,000          3,168,000

Financing activities:
 Issuance of notes payable ................................                 0          6,850,000
 Principal payments on capital leases and
    equipment notes payable ...............................        (1,782,000)        (1,188,000)
 Issuance of common stock, net ............................           763,000         14,154,000
 Issuance of convertible preferred stock ..................        15,000,000                  0
                                                                 ------------       ------------
Net cash flows provided by financing activities ...........        13,981,000         19,817,000
                                                                 ------------       ------------
Change in cash and cash equivalents .......................           (52,000)       (23,813,000)

Cash and cash equivalents at beginning of period ..........         8,787,000         46,903,000
                                                                 ------------       ------------
Cash and cash equivalents at end of period ................      $  8,735,000       $ 23,090,000
                                                                 ============       ============
Supplemental disclosure of cash flow information:
 Interest paid ............................................      $    236,000       $    411,000
 Notes assumed in sale of fixed assets ....................      $  1,020,000       $          0
 Accrued dividends ........................................      $    335,000       $          0
 Warrants issued in sale of fixed assets ..................      $     55,000       $          0

                             See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information at September 30, 1999 is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   Per Share Data

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the periods.

   Consolidation

     The consolidated financial statements include the accounts of Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.


2.  Stockholders' Equity

     In March 1999, the Company completed a private stock offering of 125,000 shares of its Series A preferred stock. The proceeds to the Company from the financing were $15.0 million. Each share of Series A preferred stock was automatically convertible into 100 shares of common stock whenever the closing bid price of the Company's stock remained above $2.40 per share for 30 consecutive trading days. As of September 2, 1999 the preferred stock plus accrued dividends were converted to 12.6 million shares of Common Stock.

     In October 1999, the Company completed a private placement of 3.7 million shares of its common stock at $5.00 per share. The proceeds to the Company from the financing were $18.5 million. This issuance brought the total number of outstanding shares of Amylin Pharmaceuticals stock to 53.7 million shares.


3.  Sale of Cabrillo Laboratories Division

     On April 30, 1999 Amylin entered into an agreement with Magellan Laboratories Incorporated for the sale of the assets of the Cabrillo Laboratories division of Amylin for which the Company received a cash payment of $2.1 million. Additionally, Amylin and Magellan entered in to an agreement pursuant to which Magellan agreed to perform a portion of Amylin's future product development services. Magellan agreed to maintain certain product development capabilities important for the preparation of Amylin's regulatory filings for SYMLIN(TM) (pramlintide acetate). As a further component, Amylin issued Magellan a warrant for the purchase of 50,000 shares of the Company's common stock in exchange for a $500,000 credit for future laboratory services to be provided by Magellan to Amylin. The warrant is exercisable from December 1, 1999 and may be exercised up to and including November 30, 2001. In addition, as part of the April 30, 1999 sale of the assets of its Cabrillo Laboratories division, the Company assigned to Magellan Laboratories its lease for the 35,500 square foot facility where its former product development operations were located.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report due to risks and uncertainties regarding, among other things, the timing of filing for regulatory approvals for SYMLIN(TM) (pramlintide acetate) and if approvals are received, time to market after approval, the Company's burn rate and need for additional capital, the Company's ability to consummate strategic or corporate partner transactions on favorable terms or at all, the results of the Company's ongoing and planned clinical studies of its product candidates, science and technology relating to the Company's drug candidates, and the drug discovery and development process. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, under the heading "Risk Factors."

     Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs, including research and development of SYMLIN and AC2993 (synthetic exendin-4). Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur significant additional operating losses for the next several years. As of September 30, 1999, the Company's accumulated deficit was approximately $281 million.

     From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN. Under the Collaboration Agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of the Company's Common Stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs. The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from SYMLIN. As a result of Johnson & Johnson's withdrawal from the collaboration, Johnson & Johnson has relinquished all rights to share in any SYMLIN profits. Additionally, following the collaboration termination in August 1998, all product and other rights associated with SYMLIN and related compounds reverted to Amylin. However, based on the achievement of certain milestones in commercialization of SYMLIN, the Company has agreed to purchase from Johnson & Johnson up to $11.4 million of bulk drug product previously purchased by Johnson & Johnson. The Company also agreed to reimburse Johnson & Johnson for reasonable inventory carrying costs.

     Following the announcement of the termination of the Johnson & Johnson Collaboration Agreement in March 1998, Amylin reduced its workforce and operating expenses. In October 1998, following the announcement of the results of the Company's European/Canadian Phase 3 studies of SYMLIN, the Company further reduced its workforce and operating expenses. As part of its restructuring of operations, Amylin reduced the square footage occupied by the Company's research, development and administrative staff from 45,000 square feet to 26,500 square feet as of March 1, 1999.

     The Company believes that its existing available cash, together with the proceeds from its sale of common stock in October 1999, and interest income from cash investments will permit the Company to finance its current operations into the fourth quarter of 2000.

     On August 31, 1999 the Company announced the results of a one-year study of SYMLIN in people with type 2 diabetes who use insulin. In this study, SYMLIN produced a statistically significant lowering of the primary glucose control endpoint as well as a statistically significant reduction in body weight for study participants. As observed in previous studies of SYMLIN, the glycemic "responder" rate in the SYMLIN groups in this study was approximately twice that of the control group. Glycemic "responders" in the SYMLIN 120 microgram twice daily group had an average reduction in HbA(1c) of at least 1.0% from Week 13 through the end of the one-year study. On November 8, 1999, the Company announced the results of a one-year study of SYMLIN in people with type 1 diabetes. In this study, SYMLIN also produced a statistically significant lowering of the primary glucose control endpoint. Additionally, to better understand the effects of SYMLIN, independent of the effects of insulin, a "stable insulin" group was predefined as those participants who did not vary their insulin usage by more than 10% from baseline. SYMLIN recipients in the "stable insulin" group achieved a reduction in HbA(1c) of 0.7% at one year compared to placebo recipients in the "stable insulin" group. As in the insulin-using type 2 diabetes study, approximately twice as many SYMLIN recipients were glycemic "responders," compared to the insulin alone group. Glycemic "responders" in the SYMLIN 60 microgram three times daily group had an average reduction in HbA(1c) of 0.7% at one year. In addition, overweight SYMLIN recipients lost weight while those who were overweight in the insulin alone group gained weight. The results of both studies are consistent with those seen in earlier SYMLIN Phase 3 clinical studies.


RESULTS OF OPERATIONS

Revenue

     The Company received no collaborative revenue for the period ended September 30,1999, compared with $15.7 million received during the same period in 1998. This reduction was due to the termination of the Company's Collaboration Agreement with Johnson & Johnson in August 1998.

Operating Expenses

     The Company's total operating expenses for the quarter ended September 30, 1999 decreased to $6.0 million from $17.7 million for the same period in 1998. For the nine months ended September 30, 1999, operating expenses decreased to $17.0 million from $56.4 million for the same period in 1998. Research and development expenses for the quarter ended September 30, 1999 decreased to $4.4 million from $15.4 million for the same period in 1998. For the nine months ended September 30, 1999, research and development expenses decreased to $12.6 million as compared to $47.8 million for the same period in 1998. General and administrative expenses for the quarter ended September 30, 1999 decreased to $1.7 million from $2.3 million for the same period in 1998. For the nine months ended September 30, 1999, general and administrative expenses decreased to $4.4 from $8.6 million for the same period in 1998. The decreases in these expenses were a result of the Company's efforts to reduce costs following the termination of the Company's Collaboration Agreement with Johnson & Johnson and the cost reductions implemented following unexpected clinical trial results in October 1998.

Other Income and Expense

     Interest and other income is comprised of interest income from investment of the Company's cash reserves, external service income generated by the Company's Cabrillo division through April 30,1999 and credits from Magellan Laboratories Incorporated. Interest and other income was $1.3 million, including $0.4 million from Magellan for the nine-month period ended September 30, 1999, and $1.3 million for the same period in 1998.

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

     Interest and other expense increased to $4.4 million for the nine months ended September 30, 1999 from $4.1 million for the same period in 1998. The increase in interest and other expense was primarily due to the compounding of interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan.

Net Loss

     The net loss for the period ended September 30, 1999 was $20.5 million compared to a net loss for the same period in 1998 of $43.5 million. The decrease in the net loss was primarily due to the significant reductions in work force and lower external clinical expenses.

     Amylin expects to incur substantial operating losses over the next few years due to continuing expenses associated with its research and development programs, including clinical development of SYMLIN and AC2993, preclinical and potential clinical testing of additional product candidates, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private placements of common and preferred stock, sales of common stock, reimbursement of SYMLIN development expenses through its collaboration with Johnson & Johnson and debt financings.

     At September 30, 1999, the Company had $10.7 million in cash, cash equivalents and short-term investments as compared to $10.8 million at December 31, 1998. In October 1999, the Company raised $18.5 million in a private placement of 3,700,000 shares of its common stock. The Company invests its cash in U.S. government and other highly rated liquid debt instruments. The Company believes that its existing cash, together with the proceeds from its sale of common stock in October 1999 and interest income from investments, should provide sufficient funds to continue current business operations into the fourth quarter of 2000.

     The Company intends to use its financial resources for the ongoing development of SYMLIN, including submission of US and European regulatory approval applications, for its AC2993 development program, and for other general corporate purposes. As a result of the termination of the Collaboration Agreement between the Company and Johnson and Johnson, and following the announcement in October 1998 of unexpected results from the Company's six-month Phase 3 European/Canadian clinical studies of SYMLIN, resources dedicated toward the Company's other research programs were sharply reduced or eliminated. The Company plans to continue advancing its research and development pipeline as future resources permit. To the extent that clinical trials of the Company's AC2993 compounds progress as planned, research and development expenses will include costs of supplying materials for and/or conducting AC2993 clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of the Company's research and development programs, the results of pre-clinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of collaborative arrangements with other companies, and other factors.

     The Company does not expect to generate a positive internal cash flow for the next few years due to substantial additional research and development costs, including costs related to research, pre-clinical testing, clinical trials, manufacturing costs, costs associated with the submission of US and European regulatory applications for SYMLIN, and general and administrative expenses necessary to support such activities. Operating losses in the future may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

     The Company cannot make any assurances that any of its drug candidates will successfully meet any or all of their development goals. The Company's future capital requirements will depend on many factors, including the ability of the Company to establish one or more development and/or commercialization collaborations for its SYMLIN and AC2993 programs, progress with its other ongoing and new pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals and if approved, time to market thereafter, scientific progress in its research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and manufacturing costs.

     Further testing of SYMLIN, AC2993, or other product candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, the Company or regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials, which will cause the Company or the regulatory authorities to delay or suspend clinical trials. In addition, there can be no assurance that any of the Company's products will obtain regulatory approval for any indication. Products if any, resulting from Amylin's research and development programs are not expected to be commercially available until 2001 or later.

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

Year 2000 Compliance

     The Year 2000 issue results from computer systems and software products being coded using two digits rather than four to define the applicable year. The Company's computer systems and software products with embedded technology that are time-sensitive may recognize a date as the year 1900 rather than the year 2000 which could cause computer system failures and errors leading to a disruption of business operations.

     The Company has now completed its program for identifying and resolving Year 2000-related issues. This program involved the review and assessment of internal information technology and appropriate corrective action where necessary.

     The Company has also contacted important business partners in order to assess their progress in addressing Year 2000 issues. Information provided by them has been used to assess their commitment to Year 2000 readiness. Based on the information provided, the Company believes that its business partners are taking adequate steps to ensure that their business operations will not be seriously disrupted by Year 2000 issues. Additionally, the Company's primary computer systems do not interface directly with those of third parties, thus providing the Company with further confidence that its operations will not be disrupted even if third parties fail to adequately complete their Year 2000 programs. However, in the event that a third party cannot supply products or services, the Company's operations could be adversely affected resulting in product development delays.

     The Company's most significant potential exposure to Year 2000 problems is related to its dependence on commercial utilities. If the Company's water and power supply were interrupted, its research and development activities as well as its general business operations would be seriously affected until services could be restored or until suitable alternate sources could be secured. The Company has limited back-up diesel power generation capability. In the event of a power outage, the Company could operate for approximately 24 hours before needing to refuel. The Company has received reasonable assurances from local diesel suppliers that additional fuel will be available if needed and therefore has decided not to stockpile diesel fuel. The Company has an adequate water supply to operate for 30 days, if necessary.

     Year 2000 costs to date have been primarily related to internal personnel costs and external consulting costs, which have been expensed in the same fiscal period as incurred. At this time, the Company has no reason to believe that Year 2000 issues will have a material impact on its business or financial condition.


Part II - Other Information

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

     (a) In October 1999, Amylin's Board of Directors adopted an amendment to the Company's Amended and Restated Bylaws that eliminated the ability of holders of 10% or more of the Company's stock to call a special meeting of stockholders.

     (c) On September 2, 1999, all of the outstanding shares of the Company's 5% Series A Convertible Preferred Stock automatically converted into an aggregate of 12,594,009 shares of common stock. The Company issued the Preferred Stock in a private placement in March 1999.

     All of the preferred stock automatically converted to common stock following a period of 30 consecutive trading days in which the closing bid price of the common stock was above $2.40 per share. Consistent with the Company's agreements with the purchasers of the preferred stock, the Company paid a 5% dividend in the form of 94,009 shares of common stock valued as of the closing price on September 2, 1999. Appropriate legends are affixed to the stock certificates issued in connection with the conversion and the distribution of the dividend.


Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to Vote of Securities Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K


(a)  The following exhibits are included as part of this report:

Exhibit Number                        Description
--------------                        -----------

 3.5                Amendment to Amended and Restated Bylaws of the Registrant.

10.2                Registrant's 1991 Stock Option Plan, as amended.+

10.12               Registrant's Non-Employee Directors' Stock Option Plan, as amended.+

10.34               Registrant's Directors' Deferred Compensation Plan, as amended.+

27                  Financial Data Schedule

+ Indicates management or compensatory plan or arrangement to be identified pursuant to Item 14(c).

(b) Reports on Form 8-K: None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Amylin Pharmaceuticals, Inc.


Date: November 12, 1999                 By: /s/ Joseph C. Cook, Jr.
                                        ----------------------------
                                        Joseph C. Cook, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (on behalf of the registrant
                                        and as the registrant's
                                        principal financial officer)