Form 10-K405
period 1999-12-31
AMYLIN PHARMACEUTICALS INC
filed 2000-03-27
CIK 881464

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. 0-19700

                          AMYLIN PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           33-0266089
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

             9373 TOWNE CENTRE DRIVE                                      92121
              SAN DIEGO, CALIFORNIA                                     (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 552-2200
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000 was $656,138,732.*

     The number of shares outstanding of the Registrant's Common Stock was 62,504,058 as of March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders to be held on June 1, 2000 (the "2000 Annual Meeting") is incorporated herein by reference into Part III of this Report. Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (33-44195), Form 10-K for the fiscal year ended December 31, 1992, Form 10-K for the fiscal year ended December 31, 1993, Form 10-K for the fiscal year ended December 31, 1994, Form 10-Q for the quarter ended June 30, 1995, Form 10-K for the fiscal year ended December 31, 1995, Forms 10-Q for the quarter ended September 30, 1996, Form 10-K for the fiscal year ended December 31, 1996, Forms 10-Q for the quarters ended March 31 and September 30, 1997, Form 10-K for the fiscal year ended December 31, 1997, Registration Statement on Form S-8 (No. 333-51577), Registration Statement on Form S-3 (No. 33-58831), Form 10-Q for the quarter ended March 31, 1998, Form 10-K for the fiscal year ended December 31, 1998 and Forms 10-Q for the quarters ended March 31 and September 30, 1999 are incorporated herein by reference into Part IV of this Report.
---------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at March 1, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document or incorporated here by reference. The SEC allows us to "incorporate by reference" information that we filed with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report, and information that we file later with the SEC will automatically update and supersede this information.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are described below in "Risk Factors" and elsewhere in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

AMYLIN PHARMACEUTICALS, INC.

     Amylin Pharmaceuticals, Inc is engaged in the discovery and development of potential drug candidates for the treatment of metabolic disorders.

     We pioneered research of a hormone called "amylin." We are developing SYMLIN(TM) (pramlintide acetate) for the treatment of people with diabetes who use insulin. SYMLIN is a synthetic analog of the human hormone, amylin, that was invented by our scientists. We have completed clinical testing of SYMLIN that we believe is sufficient to support United States Food and Drug administration approval to market SYMLIN. We are currently preparing a New Drug Application for planned submission to the FDA in mid-2000. We are also preparing a Marketing Approval Application for submission to European regulatory authorities, for submission following our FDA submission.

     Our second drug candidate, AC2993 (synthetic exendin-4), is in Phase 2 clinical studies. AC2993 is our code name for synthetic exendin-4. Exendin-4 is a naturally occurring peptide initially derived from the salivary secretions of the Gila monster.

     Our third drug candidate, AC3056, is a compound that we in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel). We are evaluating AC3056 in preclinical testing for potential utility in the treatment of metabolic disorders relating to cardiovascular disease.

AMYLIN, THE HORMONE

     Amylin is a hormone that was discovered at Oxford University and reported in 1987. Amylin is made in and secreted from the same cells in the pancreas that make and secrete insulin. These pancreatic cells are called "beta cells." Amylin and insulin work together with another pancreatic hormone, glucagon, to maintain normal glucose concentrations.

     Amylin concentrations normally increase after meals. However, in people with type 1 diabetes, amylin concentrations are extremely low or undetectable under fasting conditions, and do not increase after meals. In type 2 diabetes patients whose disease has progressed to the point where they need insulin therapy, the normal post-meal increase in amylin concentrations does not occur.

     Amylin has been shown in animal studies to exert multiple actions involved in the regulation of nutrient uptake. These actions include inhibiting food intake, slowing the emptying of the contents of the stomach into the small intestine, slowing the rate of digestion of food in the stomach and small intestine, and inhibiting the release of glucagon, a glucose-elevating hormone. Slowing of the emptying of the stomach and inhibiting glucagon release are actions of amylin that have been demonstrated to occur in humans.

DIABETES

     Diabetes is a major global health problem, and is the fourth or fifth leading cause of death in most developed countries. The American Diabetes Association estimates that the total annual economic cost of diabetes in the US in 1997 was $98 billion. The 1997 per capita cost of health care for people with diabetes was $10,071, nearly four times that for people without diabetes. In 1997, an estimated 124 million people worldwide had diabetes -- about 2% of the world's population. Of these, approximately 3.5 million had type 1 diabetes, and
120.5 million had type 2 diabetes.

     Type 1 diabetes destroys the ability of the pancreas to produce insulin and amylin, and most often is diagnosed in children and young adults. Lifelong daily insulin therapy is essential for people with type 1 diabetes. Type 2 diabetes is a complex metabolic disorder resulting from the body's inability to make enough insulin or to properly use available insulin. Diet and exercise therapy, in addition to a number of oral medications that either stimulate insulin production or improve sensitivity to insulin, are used to treat type 2 diabetes. However, no single therapy is currently able to control the disease over its full course from impaired glucose tolerance stages to insulin dependency. As the disease progresses, treatments often become ineffective and must be supplemented or replaced. Insulin becomes part of the treatment regimen for many people with type 2 diabetes when oral therapies become ineffective. Additional insulin injections are often added to the treatment regimen when desired blood sugar control cannot be achieved with other available therapies.

     In both type 1 and type 2 diabetes, poor control of blood sugar, also known as blood glucose, concentrations has been shown to result in long-term complications. Effective treatments for diabetes target the control of blood glucose to limit complications involving small blood vessels, such as retinopathy (eye damage), nephropathy (kidney damage), neuropathy (nerve damage), and peripheral vascular disease. Other metabolic effects resulting from diabetes and associated metabolic disorders such as high blood pressure, abnormal fat metabolism (dyslipidemia) and obesity, may result in complications involving large blood vessels, which lead to heart attacks, strokes and amputations of lower extremities. It is these complications and associated metabolic disorders that lead to increased pain, suffering and early death compared with the general population.

     A recognized indicator of average blood glucose concentrations over a 3-to 4-month period is called "HbA1c," an abbreviation for glycated hemoglobin. Lower HbA1c values indicate better blood glucose control. HbA1c values in people without diabetes are usually less than 6%, indicating that less than 6% of the hemoglobin in their red blood cells has been modified by glucose. American Diabetes Association Clinical Practice Recommendations (1999) suggest that people with diabetes should aim for an HbA1c value that is lower than 7%. Fewer than 10% of people with diagnosed diabetes in the US are able to achieve the American Diabetes Association's recommended glucose control targets, indicating a clear therapeutic need. Further, there is a pressing need to develop new treatment strategies that improve the overall metabolic profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

     In 1993, a landmark study in type 1 diabetes, called the Diabetes Control and Complications Trial (DCCT), showed that improved glucose control -- as measured by any reduction in HbA1c -- reduced the incidence of long-term complications. In 1998, a similar landmark study in type 2 diabetes, the United Kingdom Prospective Diabetes Study (UKPDS), reported similar conclusions for type 2 diabetes

     Aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of low blood glucose concentrations, called hypoglycemia, and weight gain. For example, the UKPDS found that people with type 2 diabetes who used an intensive insulin regimen had gained approximately 5.5 pounds at the end of 24 months.

SYMLIN(TM) (PRAMLINTIDE ACETATE)

     The primary patient population focus for SYMLIN is people with diabetes whose therapy includes multiple insulin injections per day. We estimate that this group is made up of 5.3 million people in North America and Europe, based on published and proprietary estimates. Within this population group, approxi-mately 1.9 million people (40%) have type 1 diabetes, and the remaining 3.4 million (60%) have type 2 diabetes.

     We have performed extensive clinical trials aimed at understanding the effects of SYMLIN in people with diabetes. Over 1,400 participants, including people with diabetes and healthy volunteers, took part in our 34 completed Phase 1 and Phase 2 studies. These studies investigated the short-term safety and tolerability of SYMLIN, mechanisms of action, interactions with insulin and oral drugs, and effects on short- and medium-term measures of glucose control. In these studies, SYMLIN reduced post-meal glucose increases in people with type 1 diabetes and in people with type 2 diabetes who use insulin. SYMLIN also significantly reduced average 24-hour plasma glucose concentrations in people with type 1 diabetes and in people with type 2 diabetes who use insulin. These improvements in glucose control were achieved without an increase in the incidence of hypoglycemic events or clinically important safety issues.

     Over 3,500 participants took part in our completed Phase 3 studies for SYMLIN. We completed six double-blind, placebo-controlled studies (two in type 1 diabetes in the US, two in type 2 diabetes in the US, one each in type 1 and type 2 diabetes in Europe/Canada). In double-blind, placebo-controlled studies neither the physician or the patient knows which patients are receiving the study drug and which patients are receiving placebo (inactive material). Additionally, we completed two longer term open-label safety studies and open-label extensions of the Phase 3 placebo-controlled studies to assess longer-term effects of SYMLIN. In open-label studies, all participants receive study drug. Our Phase 3 studies are summarized below:

FIRST SET OF PHASE 3 CLINICAL STUDIES: STUDIES IA AND IIA

     Based on findings in Phase 2 studies, initial Phase 3 clinical studies were conducted in the US to explore the effects of SYMLIN administration (in addition to insulin) for one year on metabolic control in people. Study IA examined the effects of SYMLIN administration in people with type 1 diabetes and Study IIA examined the effects of SYMLIN administration in people with type 2 diabetes who use insulin. We reported the results of both initial Phase 3 studies in August 1997.

     In Study IA, participants receiving 30/60 micrograms of SYMLIN four times a day achieved a sustained, statistically significant decrease in HbA1c from baseline at one year, compared with those who received insulin alone (-0.4% for SYMLIN; -0.1% insulin only) without an increase in the frequency of patient-reported severe hypoglycemic events. In addition, patients receiving SYMLIN did not gain weight. Instead, they achieved a weight loss, while those receiving only insulin gained weight, a common result of intensifying insulin therapy. After one year, SYMLIN recipients had a statistically significant improvement in body weight compared to the participants who received insulin alone. A positive effect on the lipid profiles of patients receiving SYMLIN was also observed.

     In Study IIA, the HbA1c concentrations for patients receiving 75 or 150 micrograms of SYMLIN three times a day were significantly reduced at 13 and 26 weeks, compared with those who received insulin alone. A reduction in HbA1c was maintained over one year, but due in part to insufficient patient numbers, did not achieve statistical significance at one year. SYMLIN administration also resulted in a statistically significant weight loss compared with those receiving insulin alone. Again, participants receiving insulin alone gained weight. The most common drug-related side effect in the first two clinical studies was initial transient nausea, which in most patients was relatively mild and usually dissipated during the initial 4 to 8 weeks of treatment.

SECOND SET OF PHASE 3 CLINICAL STUDIES: STUDIES IB AND IIB

     In October 1998, the Company announced results from two six-month Phase 3 European/Canadian studies of SYMLIN, one in type 1 diabetes (Study IB) and one in insulin-using type 2 diabetes (Study IIB). In Study IB, the average reduction in HbA1c after 26 weeks of SYMLIN treatment compared with those who received insulin alone was 0.2% for the 90 micrograms two or three times a day dosage groups, and 0.3% for the 60 micrograms three times a day dosage group. Unexpectedly, the glucose control effect observed in the group who received the highest SYMLIN dosage (90 micrograms three times a day) did not reach statistical significance. This highest dosage group had been designated in advance as the primary dosage group for statistical analysis for regulatory purposes. As a consequence, under the procedure specified in the statistical analysis plan, the results from the primary SYMLIN dosage group alone did not meet the regulatory requirements to support a New Drug Application, even though the other two dosage groups did achieve statistical significance.

     In Study IIB , the average reduction in HbA1c after 26 weeks of SYMLIN treatment compared with those who received insulin alone was 0.2% for the 90 micrograms two times daily dosage group, 0.3% for the 90 micrograms three times a day dosage group, and 0.3% for the 120 micrograms two times a day dosage group. Two of these dosage groups, including the highest dosage (90 micrograms three times a day), did not achieve statistical significance. As in Study IB, because the highest dosage group had been designated in advance as the primary evaluation group and did not achieve statistical significance, the regulatory requirements for a positive study were not met even though another dosage group did achieve statistical significance.

ADDITIONAL ANALYSES OF FIRST TWO SETS OF PHASE 3 STUDIES

     We conducted further analyses of data from the first four Phase 3 studies of SYMLIN. In these four studies, approximately half of all participants who received SYMLIN evidenced an early reduction in HbA1c. After 4 weeks, these participants experienced a reduction in HbA1c of at least 0.5%. The percentage of patients in the SYMLIN treatment groups who experienced an early reduction in HbA1c was about twice the percentage in the group of patients treated with insulin alone. The participants identified by their early response achieved average HbA1c reductions that ranged from 0.6 to 1.1% at 6 months. In the type 1 diabetes studies, those participants who experienced an early glycemic response and received the well-tolerated dosages of 30 micrograms four times daily or 60 micrograms three times daily had no increase in severe hypoglycemia and showed a reduction in body weight over the course of the studies. In the insulin-using type 2 diabetes studies, the participants who experienced an early glycemic response also achieved and maintained a reduction in body weight during treatment with SYMLIN. This weight loss was independent of the lowering of HbA1c.

OPEN-LABEL PHASE 3 STUDY RESULTS

     At the close of Studies IA and IIA in 1997, participants were given the opportunity to voluntarily receive SYMLIN in an open-label extension study in which all participants received SYMLIN. In the type 1 study (Study IA), approximately 70% of the participants who had received SYMLIN voluntarily continued using SYMLIN in the open-label extension. Approximately half of the patients in the open label extension study experienced an early glycemic response, as defined above using the initial 4-week HbA1c reduction criterion. Participants who experienced an early glycemic response and completed 24 months of therapy exhibited average HbA1c reductions 0.9% (6 months), 0.8% (12 months), 0.8% (18 months) and 0.6% (24 months).

     As in Study IA, approximately 70% of the participants in the insulin-using type 2 diabetes study (Study IIA) receiving SYMLIN voluntarily continued using the drug candidate in the open-label extension. Approximately 50% of the patients experienced an early glycemic response, as defined above. Participants who experienced an early glycemic response within these dosing groups who completed 24 months of SYMLIN therapy achieved HbA1c reductions of 1.1 - 1.2% (6 months), 0.9 - 1.0% (12 months) and 0.9% (24 months). Paralleling the positive trends in glucose control, study subjects who completed 24 months of therapy maintained or decreased their body weight.

     In a separate open-label clinical use study in the US that we began in 1996, we examined the long-term effects of SYMLIN in people with type 1 diabetes. Patients completing 18 months of SYMLIN therapy achieved average HbA1c reductions of 0.6% (6 months), 0.5% (12 months) and 0.4% (18 months). Participants who experienced an early glycemic response as defined above, and completed 18 months of SYMLIN therapy achieved average HbA1c reductions of 0.9% (6 months), 0.8% (12 months) and 0.8% (18 months).

     In all of these open-label studies, the percentage of patients in the SYMLIN treatment groups who experienced any early reduction in HbA1c was about twice the percentage in the group of patients treated with insulin alone.

THIRD SET OF PHASE 3 STUDIES: STUDIES IC AND IIC

     In August 1999, we reported results of our final Phase 3 study in people with type 2 diabetes who use insulin (Study IIC). In the intent-to-treat analysis, which is the statistical analysis required by the FDA, patients receiving SYMLIN in addition to their usual diabetes therapy achieved a statistically significant reduction in HbA1c at 6 months. Those receiving a dosage of 120 micrograms twice a day achieved a reduction of 0.7% in the primary endpoint of HbA1c at 6 months, compared to a reduction of 0.3% in the control group. For patients in the SYMLIN 120 micrograms twice a day group who completed one year of treatment, the reduction in HbA1c was 0.7%, compared with a reduction of 0.1% for the control group. The lower dosage group, SYMLIN 90 micrograms twice a day, did not reach statistical significance. In the SYMLIN 120 micrograms twice a day group, the 44% of participants who evidenced an early glycemic response had an average reduction in HbA1c of at least 1.0% from Week 13 through the end of the one-year study. Participants receiving SYMLIN 120 micrograms twice a day lost 3.1 pounds at the end of one year, while those in the control group gained 1.5 pounds.

     In November 1999 we reported results from our final Phase 3 clinical study in type 1 diabetes (Study IC). For the SYMLIN 60 micrograms three times a day group, HbA1c was reduced by 0.3% at 6 months, compared to those receiving insulin alone. Those receiving SYMLIN 60 micrograms four times a day also achieved a significant reduction in HbA1c at 6 months. Patients receiving SYMLIN who completed one year of therapy achieved an HbA1c reduction of 0.4% at study end compared to those receiving insulin alone. To better understand the effects of SYMLIN independent of the effects of insulin, a stable insulin group was predefined in Study IC as those participants who did not vary their insulin usage by more than 10% from baseline. SYMLIN recipients in this stable insulin group achieved a reduction in HbA1c of 0.7% at one year compared to placebo recipients who met the stable insulin criterion. Participants in the SYMLIN 60 micrograms three times a day group who evidenced an early glycemic response had an average reduction in HbA1c of 0.7% at one year. As in previous studies, the percentage of SYMLIN patients experiencing an early glycemic response was about twice the percentage of patients who received insulin alone. SYMLIN recipients demonstrated significantly improved weight control during the study compared with those receiving insulin alone. Over 40% of the study participants were overweight upon study entry. In a predefined analysis of these overweight participants, those receiving SYMLIN 60 micrograms three times a day lost 3.5 pounds, while those receiving insulin alone gained 3.5 pounds by the end of one year.

     Based on the results of our clinical studies to date, we believe we have sufficient data to support the submission of an NDA to the FDA in mid-2000 and a submission to European regulatory authorities after our FDA submission.

AC2993 (SYNTHETIC EXENDIN -4)

     AC2993 is a 39-amino acid peptide that exhibits several of the anti-diabetic actions of the mammalian hormone glucagon-like peptide (GLP-1). Unlike GLP-1, AC2993 has demonstrated a prolonged duration of action. In animal models, AC2993 has been shown to stimulate secretion of insulin in the presence of elevated blood glucose concentrations, but not during periods of low blood glucose concentrations (hypoglycemia). AC2993 has also been shown in animals to modulate gastric emptying to slow the entry of ingested nutrients into the bloodstream. It has also been demonstrated that chronic subcutaneous administration of AC2993 lessened food consumption in obese animals, leading to reduced body weight. Most importantly, in animal models of type 2 diabetes, AC2993 administration resulted in a lowering of blood glucose to near-normal concentrations. Using diabetic animal models, our research scientists have demonstrated that AC2993 is biologically active when administered via oral, sublingual, pulmonary, tracheal and nasal routes.

     In October 1998, we announced positive results from a UK Phase 1 safety and tolerability study of AC2993 (0.01 to 0.30 microgram per kilogram) administered by injection to healthy, fasted volunteers. Doses of up to 0.1 microgram per kilogram were well tolerated, while tolerability of higher doses was limited by nausea and vomiting. Biological effects were observed at all tested doses, including the lowest dose of 0.01 microgram per kilogram at which a statistically significant stimulation in insulin secretion was observed. A statistically significant reduction in plasma glucose was observed at doses of
0.05 microgram per kilogram
and above. This study identified dose-limiting effects and a maximum tolerated dose. Further, the data indicated that biologic effects of AC2993 occur at less than the maximum tolerated dose. Additionally, independent clinical studies by researchers affiliated with Massachusetts General Hospital (Harvard Medical School) and the National Institute on Aging have demonstrated that AC2993 has a very potent insulin stimulatory effect in people who have elevated plasma glucose concentrations.

     In January 1999, we filed an investigational new drug application for AC2993, and initiated a clinical study with the drug candidate in people with type 2 diabetes. In April 30, 1999, we announced results from a single-blind, dose-rising, placebo-controlled study in the US that assessed the safety, tolerability and efficacy of AC2993 in eight male subjects with type 2 diabetes. Each subject received three or four single subcutaneous doses of AC2993 (0.1 to 0.4 microgram per kilogram body weight) and placebo at 48-hour intervals, and ingested a standardized liquid meal with each dose. No safety issues were identified during the study and the data indicated that AC2993 was tolerated at doses up to 0.3 microgram per kilogram. There was a dose-dependent lowering of plasma glucose concentrations following AC2993 administration compared to placebo. Additionally, AC2993 administration reduced both post-meal increases in glucagon concentrations and the rate of nutrient release from the stomach. Patients reported sustained sensations of fullness and satiety following AC2993 administration compared to placebo. Plasma concentrations of AC2993 were detectable up to 15 hours after administration.

     In October 1999, we reported results from a Phase 2 crossover study in which participants received subcutaneous AC2993 or placebo twice daily for five days. On the first and last days of the study, a standard liquid meal was ingested. The plasma glucose concentration during the first five hours following the standardized meal was reduced on average by 34% (from 213 to 141 mg/dL) when participants were treated with AC2993 compared to placebo. The 24 participants included people who used diet and exercise to manage their diabetes, those who used oral hypoglycemic agents, and those who used insulin. The dose of AC2993 used was 0.1 microgram per kilogram of body weight. The safety and tolerability profile observed in this single-blind, placebo-controlled study was similar to that in previous studies of AC2993.

     In January 2000, we reported additional results from the Phase 2 study first reported in October 1999. These additional analyses showed that AC2993 suppressed the post-meal rise in triglyceride concentrations in people with type 2 diabetes. Elevations in post-meal triglycerides are recognized as a cardiovascular risk factor. Additional analyses from this study also confirmed that administration of AC2993 reduced post-meal increases in glucagon concentrations and slowed the rate of nutrient release from the stomach.

     In January 2000, we announced results from a Phase 2 study of AC2993 in type 2 diabetes that used doses lower than those previously evaluated in type 2 diabetes. These lower dosages demonstrated significant glucose lowering effects. In addition, a substantially reduced incidence of side effects, such as nausea and vomiting, was associated with these lower doses. Fourteen subjects with type 2 diabetes of varying severity received single subcutaneous doses of AC2993 (0.01 to 0.1 microgram per kilogram body weight) or placebo at 24-hour intervals. In this single-blind study designed to further define the preferred dose of AC2993, a standardized liquid meal was ingested with each dose. A dose proportional glucose-lowering effect was observed in the range of doses studied, and a no-effect dose for glucose lowering was determined.

     Additional Phase 2 studies of AC2993 are underway and planned for 2000.

AC3056

     We are currently evaluating AC3056, a compound we in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel), in laboratory and animal tests for potential utility in the treatment of metabolic disorders relating cardiovascular disease. In animal studies, AC3056 has been shown to reduce serum low density lipids (LDLs), but not serum high density lipids (HDLs), to inhibit lipoprotein oxidation, and to inhibit cell adhesion molecules in vascular cells. We plan to submit an investigational new drug application with the FDA in the first half of 2000 which, if accepted, would allow us to begin Phase 1 clinical trials.

RESEARCH ACTIVITIES

     The metabolic components of diabetes, obesity and dyslipidemia are linked in many ways that may allow us to leverage our decade of expertise to move new metabolic drugs into the clinic. Our scientists are using their abilities to determine biological function in laboratory and animal tests to investigate actions and potential utilities of new peptide hormone candidates. We are also using our ability to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs. Additionally, our scientists have been engaged in research on uncoupling proteins that are believed to divert nutrient calories into heat formation.

SALE OF CABRILLO LABORATORIES

     In January 1999, we announced the creation of a new division of our company, Cabrillo Laboratories, a contract product development organization. In February 1999, we signed a non-binding letter of intent with Magellan Laboratories Incorporated regarding the sale to Magellan of the Cabrillo Laboratories division. The sale was completed on April 30, 1999. Cabrillo Laboratories, now a division of Magellan, continues to provide product development services, such as analytical chemistry, formulation development, process development, clinical material packaging, quality control and stability testing to Amylin and to other companies. The transaction included a cash payment of $2.1 million to Amylin and a $500,000 credit for future services to be provided by Magellan to Amylin. Amylin also granted to Magellan a warrant for the purchase of 50,000 shares of common stock of Amylin.

STRATEGIC ALLIANCES

     We evaluate, on an ongoing basis, potential collaborative relationships with established pharmaceutical and biotechnology companies with the goal of maximizing the economic value of SYMLIN and AC2993. We are considering a wide range of commercialization options for SYMLIN, including some combination of (1) a worldwide distribution arrangement with a major pharmaceutical company, (2) regional distribution and marketing arrangements and (3) performance of some commercialization activities by Amylin. We are also examining collaborative research, development, and commercialization opportunities for AC2993.

JOHNSON & JOHNSON

     From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN pursuant to a worldwide collaboration agreement. Under the collaboration agreement, Johnson & Johnson made payments to us totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs during the term of the agreement, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of our common stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs. Our collaboration with Johnson & Johnson terminated in August 1998. As a result of Johnson & Johnson's withdrawal, Johnson & Johnson relinquished its rights to share in SYMLIN profits. Additionally, following the collaboration termination, all patent and other rights associated with SYMLIN and related compounds reverted to us.

     In conjunction with the collaboration, we received proceeds of approximately $30.6 million from a draw down under the development loan facility. The loan carries an interest rate of 9.0%. Additionally, as of December 31, 1999 we owed Johnson & Johnson approximately $13.4 million for our share of pre-launch marketing expenses. As of December 31, 1999 the total principal and interest due to Johnson and Johnson was approximately $50.6 million. In conjunction with the borrowing, Amylin issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The loan is secured by our issued patents and patent applications relating to amylin, including those relating to SYMLIN.

     At February 15, 2000, Johnson & Johnson owned 3,963,357 shares of our common stock, which represents 6.3% of our outstanding common stock as of March 1, 2000.

AVENTIS PHARMA

     In March 1997, Amylin entered into a license agreement with Hoechst Marion Roussel, now known as Aventis Pharma after the merger of Hoechst Marion Roussel and Rhone Poulenc Rorer. Under the license agreement, Amylin received exclusive worldwide rights to AC3056, which is currently being evaluated in preclinical studies to evaluate its potential utility in the treatment of metabolic disorders relating to cardiovascular disease.

     Under the terms of the license agreement, we are responsible for conducting the preclinical evaluation and clinical development of AC3056. Upon completion of Phase 2 clinical studies, Aventis Pharma will have a one-time right to elect to collaborate with us in the continuing development and commercialization of AC3056 in a 50:50 cost-and-profit sharing arrangement. If Aventis Pharma exercises this option, we will continue to be responsible for developing and registering AC3056, and Aventis Pharma will be responsible for manufacturing and marketing. If the option is exercised, Amylin and Aventis Pharma will assume equal responsibility for all past and future research and development, manufacturing and commercialization expenses and will share equally in any operating profits from commercialization. If Aventis Pharma does not exercise its option, we will retain all development and commercialization rights, and Aventis Pharma will be entitled to a royalty based on any future net sales. In such case, we will be free to collaborate with other companies on the development, manufacture, and commercialization of AC3056.

PATENTS, PROPRIETARY RIGHTS, AND LICENSES

     We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of our business. Amylin also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. We plan to enforce our issued patents and our rights to proprietary information and technology. We review third-party patents and patent applications in our fields of endeavor, both to shape our own patent strategy and to identify useful licensing opportunities.

     At March 17, 2000, we owned or held exclusive rights to 28 issued U.S. patents and a number of other still-pending U.S. applications. We have has a total of eight pending and 12 issued U.S. patents relevant to the development and commercialization of SYMLIN. We have a total of 12 pending and one issued US patent relevant to the development and commercialization of AC2993. Amylin also has filed foreign counterparts of many of these issued patents and applications. Included within our patent portfolio are issued patents for (1) SYMLIN and other amylin agonist analogues invented by our researchers; (2) the amylin molecule, which was discovered by University of Oxford researchers Tony Willis and Garth Cooper, a co-founder of Amylin; (3) amylin agonist pharmaceutical compositions, including (a) compositions containing SYMLIN, (b) compositions containing SYMLIN and insulin, (c) compositions containing amylin, and (d) compositions containing amylin and insulin; (4) methods for treating diabetes using any amylin agonist;
(5) methods for synthesis of amylin and amylin analogues; and (6) methods for preparing products that include an amylin agonist in composition for parenteral administration; and (7) methods of stimulating insulin release by administering exendin-4. Generally, our policy is to file foreign counterparts in countries with significant pharmaceutical markets.

MANUFACTURING

     We contract with others for manufacture of SYMLIN and AC2993. We currently rely on three manufacturers for bulk SYMLIN, one manufacturer for dosage form SYMLIN in vials and one manufacturer for dosage form SYMLIN in cartridges. We currently rely on one manufacturer of pens for delivery of SYMLIN in cartridges. We have selected manufacturers that we believe comply with current good manufacturing practice and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that SYMLIN and AC2993 are manufactured in accordance with current good manufacturing practice and other domestic and foreign regulations. Under our collaboration agreement regarding AC3056, Aventis Pharma has agreed to supply quantities of AC3056 manufactured in accordance with current good manufacturing practices that are sufficient to complete initial Phase 1 clinical studies.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products, including SYMLIN and AC2993, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

     The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug (IND) application, which must be reviewed by the FDA before proposed clinical trials can begin. Typically, clinical studies involve a three-phase process. In Phase 1, clinical studies are conducted with a small number of subjects to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical studies are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase 3, large-scale, multicenter, adequate and well-controlled, comparative clinical studies are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical testing and clinical studies are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application (NDA) for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform with current good manufacturing practices. In complying with these practices, manufacturers must continue to expend time, money and effort in the area of production and quality control and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance.

     We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

     Clinical testing, manufacture and sale of products outside of the United States is subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States.

MARKETING AND SALES

     We are considering a wide range of commercialization options for SYMLIN, including some combination of 1) a worldwide distribution arrangement with a major pharmaceutical company, 2) regional distribution and marketing arrangements and 3) performance of some commercialization activities by Amylin. We are also examining collaborative research, development, and commercialization opportunities for AC2993. We have limited experience in market development and no experience in sales, marketing or distribution. To market any of our products, we must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability.

COMPETITION

     Our target population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections per day. This population includes people with type 1 diabetes and those people with type 2 diabetes whose disease has progressed to a point at which they receive several insulin injections per day. We believe that SYMLIN is the only non-insulin-based drug candidate in late-stage clinical development for improving metabolic control in people with type 1 diabetes. Further, many people with type 2 diabetes are unable to achieve satisfactory glucose and weight control with available oral drugs or insulin. SYMLIN or AC2993 may be complementary to, or competitive with, these other agents. Although competitive activity in the diabetes market is intense, most recent activity has resulted in additional treatment options for people with type 2 diabetes who are responsive to oral hypoglycemic therapy.

     If approved for marketing, SYMLIN or AC2993 may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to SYMLIN or AC2993. Such competitive or potentially competitive products include pioglitazone, rosiglitazone, troglitazone, metformin, acarbose, repaglinide, miglitol, bromocriptine and other oral hypoglycemic agents such as sulfonylureas. Similarly, if AC3056 is ultimately approved for marketing, it may compete with established therapies for market share. Potentially competitive products include HMG-CoA reductase inhibitors known as statins.

     The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable federal and state statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by us and our ability to receive product revenue, royalty revenue or profit sharing payments. Competition of SYMLIN, AC2993 or AC3056 will be determined in part by the indications for which the these products are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of our products and competitors' products. Accordingly, the relative speed with which Amylin or any future corporate partners can develop products, complete the clinical studies and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price and patent position.

EMPLOYEES

     As of March 1, 2000, Amylin has 60 full-time and 15 part-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced scientific personnel. None of our employees is covered by collective bargaining agreements and we consider our relations with our employees to be good.

DIRECTORS AND OFFICERS

     Our directors and officers are as follows:

              NAME                                         POSITION
              ----                                         --------
Joseph C. Cook, Jr. ............  Chairman of the Board and Chief Executive Officer
James C. Blair, Ph.D.(1)........  Director
Vaughn D. Bryson(1).............  Director
James C. Gaither(1).............  Director
Ginger L. Graham(2).............  Director
Howard E. Greene, Jr.(2)........  Director
Vaughn M. Kailian(2)............  Director
Donald H. Rumsfeld..............  Director
Jay S. Skyler, M.D. ............  Director
Daniel M. Bradbury..............  Senior Vice President of Corporate Development
Martin R. Brown.................  Senior Vice President of Operations
Joann L. Data, M.D., Ph.D. .....  Senior Vice President of Regulatory Affairs and Quality
                                  Assurance
Orville G. Kolterman, M.D. .....  Senior Vice President of Clinical Affairs
Alain D. Baron, M.D. ...........  Vice President of Clinical Research
Nancy K. Dahl...................  Vice President, General Counsel and Secretary
Andrew A. Young, M.D., Ph.D. ...  Vice President of Research

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     MR. BRYSON has served as a director since July 1999. Mr. Bryson was a thirty-two year employee of Eli Lilly & Company and served as its President and Chief Executive Officer from 1991 to 1993. He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly's board of directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996. Mr. Bryson is President of Life Science Advisors, a consulting firm focused on assisting biopharmaceutical and medical device companies in building shareholder value. He also serves as a director for the following publicly traded companies: Ariad Pharmaceuticals, Chiron Corporation, Fusion Medical Technologies, Inc. and Quintiles Transnational Corp. Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina.

     MR. COOK has been our Chairman of the Board and Chief Executive Officer since March 1998. Mr. Cook previously served as a member of our board, and a consultant to us since 1994. Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company. Mr. Cook is also a founder of Clinical Products, Ltd., Life Science Advisors, LLC, Cambrian Associates, LLC, and Mountain Ventures, Inc. Mr. Cook retired as a Group Vice-President of Eli Lilly in 1993 after more than 28 years of service. Mr. Cook is also a director of Dura Pharmaceuticals, Inc. and NABI, Inc. Mr. Cook received a B.S. in Engineering from the University of Tennessee.

     DR. BLAIR has served as a director since December 1988 and serves on the Compensation Committee. He has been a managing member of Domain Associates, L.L.C., a venture capital investment firm, since 1985. Domain Associates manages Domain Partners, L.P., Domain Partners II, L.P., Domain Partners III, L.P. and Domain Partners IV, L.P. and is the U.S. venture capital advisor to Biotechnology Investments, Ltd. From 1969 to 1985, Dr. Blair was an officer of three investment banking and venture capital firms. Dr. Blair is a director of Aurora Biosciences, Inc., Dura Pharmaceuticals, Inc., Trega Biosciences, Inc. and Vista Medical Technologies, Inc. Dr. Blair received a B.S.E. from Princeton University and the M.S.E. and Ph.D. degrees from the University of Pennsylvania in electrical engineering.

     MR. GAITHER has served as a director since November 1995 and serves on the Compensation Committee. He has been a partner of the law firm Cooley Godward LLP since 1971 where he also served as managing partner from 1984 to 1990. Prior to joining Cooley Godward in 1969, Mr. Gaither served as Staff Assistant to the President of the United States from July 1966 to January 1969. He is a director of Basic American, Inc., Levi Strauss & Co., NVIDIA Corporation and Siebel Systems, Inc. and serves on the executive committee of the Board of Visitors at Stanford Law School. He previously served as President of the Board of Trustees of Stanford University and as Chairman of its Investment Committee. He is a trustee of the Carnegie Endowment for International Peace, The James Irvine Foundation, RAND Corporation, and The William and Flora Hewlett Foundation. Mr. Gaither received his J.D. from Stanford University.

     MS. GRAHAM has served as a director since November 1995 and serves on the Audit Committee. Since 1993, Ms. Graham has served as President of the Vascular Intervention Group of Guidant Corporation, a medical device company, which includes Advanced Cardiovascular Systems and Devices for Vascular Intervention. She has also served as President and Chief Executive Officer of Advanced Cardiovascular Systems since January 1993. Prior to joining Advanced Cardiovascular, she held various positions with Eli Lilly from 1979 to 1992, including sales and strategic planning positions. She serves on the Board of Directors and the Executive Committee for the California Healthcare Institute and on the Advisory Board of the California Institute for Federal Policy Research and is a HIMA special representative to the Payment and Health Care Delivery Committee. She is also a member of the Committee 200. Ms. Graham received an M.B.A. from Harvard University.

     MR. GREENE is one of Amylin's co-founders and has served as a director since our inception in September 1987. Mr. Greene serves on our Audit Committee. Mr. Greene is an entrepreneur who has founded, managed, and financed several medical technology companies. From September 1987 to July 1996, Mr. Greene served as our Chief Executive Officer. He was a full time employee from September 1989 until September 1996, and a half-time employee and Chairman of our Executive Committee until March 1998. From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech from March 1979 until its acquisition by Eli Lilly in March 1986, and he was co-inventor of Hybritech's patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Cytel Corporation, and a director of Biosite Diagnostics, Inc. and The International Biotechnology Trust plc, a British investment company. Mr. Greene received an M.B.A. from Harvard University.

     MR. KAILIAN has served as a director since November 1995 and serves on the Audit Committee. Mr. Kailian has served as President and Chief Executive Officer and as a director of COR Therapeutics, Inc. since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company, and its predecessor companies, in various general management, product development, marketing and sales positions. Among the positions held by Mr. Kailian were President and General Manager, Merrell Dow USA and Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc. Mr. Kailian is also a director of the Biotechnology Industry Organization and the California Healthcare Institute and is a director and serves on the compensation committee of Axys Pharmaceuticals, Inc. Mr. Kailian holds a B.A. from Tufts University.

     MR. RUMSFELD has served as a director since September 1999. Mr. Rumsfeld also previously served as a member of the our board of directors from 1991 to 1996. Mr. Rumsfeld is Chairman of the Board of Gilead Sciences, Inc. He also is a member of the boards of directors of ABB (Asea Brown Boveri) Ltd., Forstmann Little & Co., Tribune Company and RAND Corporation. He is also currently Chairman of the Salomon Smith Barney International Advisory Board. Mr. Rumsfeld was Chairman and Chief Executive Officer of General Instrument Corporation from October 1990 to August 1993 and served as a senior advisor to William Blair & Co., an investment banking firm, from 1985 to 1990. He was Chief Executive Officer of G.D. Searle & Co. from 1977 to 1985. Mr. Rumsfeld formerly served as U.S. Secretary of Defense, White House Chief of Staff, U.S. Ambassador to NATO, and as a U.S. Congressman. He has also served as the President's envoy to the Middle East and recently completed service as Chairman of the U.S. Government Commission to Assess the Ballistic Missile Threat to the United States. He is a recipient of the Presidential Medal of Freedom, the United States' highest civilian award.

     DR. SKYLER has served as a director since August 1999. He is Professor of Medicine, Pediatrics, and Psychology and Co-Director of the Medicine Research Center at the University of Miami in Florida. He is also Director of the Operations Coordinating Center for the National Institute of Diabetes & Digestive & Kidney Diseases (NIDDK) Diabetes Prevention Trial in Type 1 Diabetes. Dr. Skyler has served as President of the American Diabetes Association, and is currently Vice President of the International Diabetes Federation. Dr. Skyler is a member of the Florida Governor's Diabetes Advisory Council, and serves on the editorial board of diabetes and general medicine journals. He received his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

     DR. BARON joined Amylin as Vice President of Clinical Research in December 1999. Dr. Baron previously worked for the Indiana University School of Medicine in Indianapolis, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism. Prior to this position at Indiana, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at University of California, San Diego, and the Veterans Administration Medical Center in San Diego. He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several from the American Diabetes Association, and is a current National Institutes of Health MERIT award recipient. Dr. Baron is currently Principal Investigator for several diabetes studies, including the Early Diabetes Intervention Program study sponsored by the NIH and Bayer Pharmaceuticals. He earned his M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

     MR. BRADBURY, an executive officer, has served as our Senior Vice President of Corporate Development since April 1998. Mr. Bradbury previously served as Vice President of Marketing from June 1995 to April 1998, and Director of Marketing, Amylin Europe Limited, from July 1994 to May 1995. Prior to joining Amylin, Mr. Bradbury was employed by SmithKline Beecham Pharmaceuticals from September 1984 to July 1994, where he held a number of positions, most recently as Associate Director, Anti-Infectives in the Worldwide Strategic Product Development Division. Mr. Bradbury holds a B.Pharm. (Hons.) from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education and is a member of the Royal Pharmaceutical Society of Great Britain.

     MR. BROWN, an executive officer, has served as Senior Vice President of Operations since March 2000 and previously served as Vice President of Operations from October 1998 to February 2000. Mr. Brown previously served as our Senior Director, Information Technology from May 1994 to October 1998. From 1989 to 1993, Mr. Brown was Director, Information Systems, Europe, for Eli Lilly. From 1988 to 1989, Mr. Brown was Director, Information Systems for the Medical Devices and Diagnostics Division of Eli Lilly; he served as Director, Information Systems of IVAC Corporation, one of the seven companies in that division, from 1983 to 1988. Mr. Brown received a B.S. in Commerce and Engineering and a M.B.A. in Operations Research from Drexel University.

     DR. DATA has served as Senior Vice President of Regulatory Affairs and Quality since August 1999. Dr. Data previously served as Executive Vice President, Product Development and Regulatory for CoCensys. Before that, Dr. Data held several positions at The Upjohn Company, the most recent of which was Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management. Previously, she held a number of positions at Hoffman-La Roche, including Vice President of Clinical Research and Development. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

     DR. KOLTERMAN, an executive officer, has served as Senior Vice President of Clinical Affairs since February 1997. Dr. Kolterman previously served as Vice President, Medical Affairs from July 1993 to February 1997 and Director, Medical Affairs from May 1992 to July 1993. From 1983 to May 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989, he has been Adjunct Professor of Medicine at UCSD. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the

Diabetes Control and Complications Trial (DCCT) Study Group at the time of its completion in 1993 and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications (EDIC) Study. He is also a past-President of the California Affiliate of the American Diabetes Association. Dr. Kolterman earned a M.D. from Stanford University School of Medicine.

     MS. DAHL, an executive officer, has served as Vice President and General Counsel since January 1999. Ms. Dahl previously served as Vice President and Associate General Counsel from November 1998 to December 1998. From 1996 to 1998, Ms. Dahl held the position of Associate General Counsel, and from 1993 to 1996, she served as Senior Attorney. Prior to joining Amylin, from 1989 to 1993, she was an attorney in private practice with the law firm of Lyon & Lyon. From 1987 to 1989, Ms. Dahl was in private practice with the law firm of Brobeck, Phleger & Harrison. From 1986 to 1987, she served as a judicial clerk to the Honorable David R. Thompson of the U.S. Court of Appeals for the Ninth Circuit. Ms. Dahl received a J.D. degree from the University of Oregon and a B.S. degree in Zoology from the University of Wisconsin.

     DR. YOUNG has served as Vice President of Research since October 1998 and served as Vice President of Physiology from January 1994 until October 1998. From 1989 to 1993 he held a number of positions in our physiology department. Prior to 1989, Dr. Young was a lecturer in the Department of Physiology at the University of Auckland, New Zealand and a part-time general medical practitioner. From 1984 to 1987, Dr. Young was a Clinical Research Scientist at the National Institutes of Health in Phoenix, Arizona, where he studied insulin resistance and diabetes. He received his M.B., Ch.B. (M.D.) and his Ph.D. in Physiology from the University of Auckland, New Zealand.

                      RISK FACTORS RELATED TO OUR BUSINESS

     Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

RESULTS FROM OUR CLINICAL TRIALS MAY NOT BE SUFFICIENT TO OBTAIN REGULATORY CLEARANCE TO MARKET SYMLIN OR AC2993 IN THE UNITED STATES OR ABROAD ON A TIMELY BASIS, OR AT ALL.

     Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

     The data collected from our clinical trials may not be sufficient to support approval of SYMLIN or AC2993 by the FDA or any foreign regulatory authorities. With respect to SYMLIN, the results of the first four Phase 3 clinical studies were not sufficient, standing alone, to support an application with the FDA for marketing approval. In some of these first four studies, the statistical requirements agreed in advance with the FDA were not met. However, the results of our final two Phase 3 clinical studies for SYMLIN that were reported in August and November 1999 met the statistical requirements that we agreed with the FDA. We believe that the results of our entire SYMLIN clinical trial program, including the two most recently completed Phase 3 clinical studies of SYMLIN, should support regulatory approval of SYMLIN. However, it is possible that the FDA or other regulatory authorities may deem our SYMLIN clinical trial results insufficient to meet regulatory requirements for marketing approval or may limit approval for only selected uses. Manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture SYMLIN may not pass an FDA or other regulatory authority preapproval inspection for SYMLIN. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing SYMLIN. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for SYMLIN, the FDA and foreign regulatory authorities may not ultimately approve SYMLIN for commercial sale in any jurisdiction. If SYMLIN does not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of SYMLIN or any of our other product candidates and we may not be able to generate revenues from the commercial sale of any of our products.

DELAYS IN THE CONDUCT OR COMPLETION OF OUR CLINICAL TRIALS OR THE ANALYSIS OF THE DATA FROM OUR CLINICAL TRIALS MAY RESULT IN DELAYS IN OUR PLANNED FILINGS FOR REGULATORY APPROVALS, OR ADVERSELY AFFECT OUR ABILITY TO ENTER INTO NEW COLLABORATIVE ARRANGEMENTS.

     We cannot predict whether we will encounter problems with any of our completed or ongoing clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies or delay the analysis of data from our completed or ongoing clinical studies. If the results of our ongoing and planned clinical studies for AC2993 are not available when we expect or if we encounter any delay in the analysis of our clinical studies for SYMLIN or AC2993:

     - we may delay the submission of our applications for regulatory approval of SYMLIN with regulatory authorities in North America and Europe;

     - we may not have the financial resources to continue research and development of any of our product candidates; and

     - we may not be able to enter into collaborative arrangements relating to any product subject to delay in regulatory filing.

     Any of the following reasons could delay the completion of our ongoing and future clinical studies:

     - delays in enrolling volunteers;

     - lower than anticipated retention rate of volunteers in a trial; or

     - serious side effects experienced by study participants relating to the drug candidate.

EVEN IF WE OBTAIN INITIAL REGULATORY APPROVAL FOR OUR PRODUCTS, IF WE FAIL TO COMPLY WITH EXTENSIVE CONTINUING REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, IT COULD HARM OUR ABILITY TO GENERATE REVENUES AND THE MARKET PRICE OF OUR STOCK COULD FALL.

     Even if we are able to obtain United States regulatory approval for SYMLIN, the approval will be subject to continual review, and newly discovered or developed safety issues may result in revocation of the marketing approval. Moreover, if and when we obtain marketing approval for SYMLIN, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved uses. The SYMLIN manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these postapproval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions or any unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue as a going concern and cause our stock price to fall.

     The manufacturers of SYMLIN also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. In the future, our manufacturers may incur significant costs to comply with those laws and regulations which could increase our manufacturing costs and reduce our ability to operate profitably.

EXISTING PRICING REGULATIONS AND REIMBURSEMENT LIMITATIONS MAY REDUCE OUR POTENTIAL PROFITS FROM THE SALE OF OUR PRODUCTS.

     The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. Also, in some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval.

     Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing SYMLIN and/or AC2993 to the market, we cannot assure you that either product will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell SYMLIN and/or AC2993 on a competitive basis.

WE WILL REQUIRE FUTURE CAPITAL AND ARE UNCERTAIN OF THE AVAILABILITY OR TERMS OF ADDITIONAL FUNDING. IF OUR CAPITAL BECOMES INSUFFICIENT AND ADDITIONAL FUNDING IS UNAVAILABLE, INADEQUATE, OR NOT AVAILABLE ON ACCEPTABLE TERMS, IT MAY ADVERSELY AFFECT THE VALUE OF YOUR SHARES.

     We must continue to find sources of capital in order to complete the development and commercialization of SYMLIN and AC2993. Our future capital requirements will depend on many factors, including:

     - the time and costs involved in obtaining regulatory approvals;

     - the costs of manufacturing SYMLIN and AC2993;

     - our ability to establish one or more marketing, distribution or other commercialization arrangements for SYMLIN and AC2993;

     - progress with our preclinical studies and clinical studies;

     - scientific progress in our other research programs and the magnitude of these programs;

     - the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patents or defending ourselves against competing technological and market developments; and

     - the potential need to repay outstanding indebtedness.

     You should be aware that:

     - we may not obtain additional financial resources in the necessary time frame or on terms favorable to us, if at all;

     - any available additional financing may not be adequate; and

     - we may be required to use future financing to repay existing indebtedness to our current or future creditors, including Johnson & Johnson.

     As of December 31, 1999, the total principal and interest due to Johnson & Johnson was approximately $50.6 million, which is secured by our issued patents and patent applications relating to amylin, including several that relate to SYMLIN. In the event our capital becomes insufficient and we are unable to obtain additional financing on acceptable terms, we would not have the financial resources to continue research and development of SYMLIN, AC2993 or any of our other product candidates and we would curtail or cease our operations, which would adversely affect the value of your shares.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE FUTURE LOSSES, MAY NOT GENERATE REVENUES FROM PRODUCT SALES AND MAY NEVER BECOME PROFITABLE.

     We have experienced significant operating losses since our inception in 1987. As of December 31, 1999, we had an accumulated deficit of approximately $292 million. We expect to incur significant additional operating losses over the next several years. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales. To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our products. We may not ever become profitable. If we become profitable, we may not remain profitable.

WE HAVE NOT PREVIOUSLY SOLD, MARKETED OR DISTRIBUTED A PRODUCT, AND OUR ABILITY TO ENTER INTO THIRD PARTY RELATIONSHIPS IS IMPORTANT TO OUR SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS AND POTENTIAL PROFITABILITY.

     We have not previously sold, marketed or distributed a product. To market any of our products, we must obtain access to marketing and sales forces with technical expertise and with supporting distribution capability. We believe that we will likely need to enter into marketing and distribution arrangements with third parties for SYMLIN and AC2993 or find a corporate partner who can provide support for commercialization of SYMLIN and/or AC2993. We may not be able to enter into marketing and distribution arrangements or find a corporate partner for these drug candidates. If we do not, or are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of SYMLIN and/or AC2993, we may perform some marketing and distribution activities for those potential drug products. We may not be able to successfully perform these marketing or distribution activities. Moreover, any new marketer or distributor or corporate partner for SYMLIN or AC2993 may not establish adequate sales and distribution capabilities or gain market acceptance for products, if any.

OUR COMMERCIALIZATION PLANS FOR SYMLIN AND AC2993 ARE DEPENDENT ON THE PERFORMANCE OF, AND OUR RELATIONSHIPS WITH, THIRD PARTIES THAT PROVIDE US WITH PRODUCT DEVELOPMENT, CLINICAL AND REGULATORY SUPPLIES AND SERVICES.

     We depend to a significant degree on third parties to perform the majority of product development, clinical and regulatory functions for our product candidates. In particular, we rely to a significant degree on third parties for the preparation of our planned regulatory submissions for SYMLIN. While we believe that business relations between us and our third-party suppliers and service providers have been good, we cannot predict whether third-party suppliers and service providers will continue to cooperate with us in the performance of our most important services or functions. Any difficulties or interruptions of service with our third-party product development, clinical and regulatory suppliers and service providers could disrupt the development of our product candidates, the completion of our clinical trials, the manufacture of our products and delay our submissions for regulatory approval of SYMLIN.

WE DO NOT MANUFACTURE OUR OWN PRODUCTS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE SUPPLIES, WHICH COULD CAUSE DELAYS OR REDUCE PROFIT MARGINS.

     The manufacturing of sufficient quantities of new drugs is a time consuming and complex process. We currently have no facilities for the manufacture of clinical study or commercial supplies of SYMLIN or AC2993. We currently rely on third parties to manufacture SYMLIN and AC2993. We work with three contract suppliers who have the capabilities for the commercial manufacture of SYMLIN. We, alone or together with a new corporate partner, may not be able to make the transition to commercial production. While we believe that our business relations between us and our contract manufacturers are good, we cannot predict whether these manufacturers will meet our requirements for quality, quantity or timeliness for the manufacture of SYMLIN or AC2993. Therefore, we may not be able to obtain supplies of products on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and ability to develop and deliver products with sufficient speed.

     If any of our existing manufacturers cease to manufacture SYMLIN, we may need to locate and engage another manufacturer. The cost and time to establish manufacturing facilities to produce SYMLIN would be substantial. As a result, using a new manufacturer could disrupt our ability to supply SYMLIN or reduce our profit margins. Any delay or disruption in the manufacturing of SYMLIN could require us to raise additional funds.

OUR OTHER RESEARCH AND DEVELOPMENT PROGRAMS MAY NOT RESULT IN ADDITIONAL DRUG CANDIDATES, WHICH COULD REQUIRE US TO RAISE ADDITIONAL FUNDS.

     Our research and development programs other than SYMLIN, AC2993 and AC3056 are at an early stage. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. If we do not develop additional drug candidates or if our discovery efforts are delayed, we may have to raise additional funds to continue our business.

IF OUR PATENTS ARE DETERMINED TO BE UNENFORCEABLE OR IF WE ARE UNABLE TO OBTAIN NEW PATENTS BASED ON CURRENT PATENT APPLICATIONS OR FOR FUTURE INVENTIONS, WE MAY NOT BE ABLE TO PREVENT OTHERS FROM USING OUR INTELLECTUAL PROPERTY.

     We own or hold exclusive rights to 28 issued United States patents and approximately 30 pending United States patent applications. Of these issued patents and patent applications, we have a total of 11 issued U.S. patents and nine pending applications that we believe are relevant to the development and commercialization of SYMLIN and one issued US patent and 12 pending applications that we believe are relevant to the development and commercialization of AC2993. We also own or hold exclusive rights to various foreign patent applications that correspond to issued United States patents or pending United States patent applications.

     Our success will depend in part on our ability to obtain patent protection for our products and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. For instance, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent for any of its inventions, we may have to participate in interference proceedings declared by the US Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

LITIGATION REGARDING PATENTS AND OTHER PROPRIETARY RIGHTS MAY BE EXPENSIVE, CAUSE DELAYS IN BRINGING PRODUCTS TO MARKET AND HARM OUR ABILITY TO OPERATE.

     Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, the ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Third parties may challenge or infringe upon existing or future patents. In the event that a third party challenges a patent, a court may invalidate the patent or determine that the patent is not enforceable. Proceedings involving our patents or patent applications or those of others could result in adverse decisions about:

     - the patentability of our inventions and products relating to our drug candidates; and/or

     - the enforceability, validity or scope of protection offered by our patents relating to our drug candidates.

     The manufacture, use or sale of any of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, and fail successfully to defend an infringement action or to have infringing patents declared invalid, we may:

     - incur substantial money damages;

     - encounter significant delays in bringing our drug candidates to market; and/or

     - be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

     In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

COMPETITION IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY RESULT IN COMPETING PRODUCTS, SUPERIOR MARKETING OF OTHER PRODUCTS AND LOWER REVENUES OR PROFITS FOR US.

     We believe that competition may be intense for all of our product candidates. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our competitors are pursuing the development of novel pharmaceuticals which target the same diseases that we are targeting, and we expect that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do and provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

     Our target patient population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections daily. AC2993 is currently being studied for the treatment of type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including:

- sulfonylureas                     - meglitinides
- metformin                         - alpha-glucosidase inhibitors
- insulin                           - thiozolidinediones

     In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our products, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over other products or that our products will offer an economically feasible alternative to existing products.

WE MAY NOT BE ABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES, WHICH COULD MAKE OUR PRODUCTS OBSOLETE AND REDUCE OUR REVENUES.

     Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any products that we develop may become obsolete before we recover expenses incurred in developing those products, which may require that we raise additional funds to continue our operations.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CHIEF EXECUTIVE OFFICER AND OUR SENIOR VICE PRESIDENT OF CLINICAL AFFAIRS AND TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED PERSONNEL.

     We are highly dependent on Joseph C. Cook, Jr., our Chairman and Chief Executive Officer, and Orville G. Kolterman, M.D., our Senior Vice President of Clinical Affairs, and the other principal members of our scientific and management staff, the loss of whose services might impede the achievement of our research and development objectives. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. Although we believe we will be successful in attracting and retaining skilled and experienced scientific personnel, we may not be able to attract and retain these personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies, universities and other research institutions for experienced scientists and management personnel. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments to for consulting or advisory contracts with other entities that may limit their availability to us.

OUR BUSINESS HAS A SUBSTANTIAL RISK OF PRODUCT LIABILITY CLAIMS, AND INSURANCE MAY BE EXPENSIVE OR UNAVAILABLE.

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

OUR ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS, WHICH SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES.

     Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of those materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with and substantial fines or penalties if we violate any of these laws or regulations.

PROVISIONS IN AMYLIN'S CORPORATE CHARTER AND BYLAWS MAY DISCOURAGE TAKE-OVER ATTEMPTS AND THUS DEPRESS THE MARKET PRICE OF OUR STOCK.

     Provisions in Amylin's certificate of incorporation, as amended, may have the effect of delaying or preventing a change of control or changes in its management. These provisions include:

     - the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors; and

     - the ability of the board of directors to issue, without stockholder approval, up to 7,375,000 shares of preferred stock with terms set by the board of directors.

     Each of these provisions could discourage potential take-over attempts and could adversely affect the market price of our common stock.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS OR BY US COULD CAUSE OUR STOCK PRICE TO FALL.

     Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 1, 2000, we had approximately 62.5 million shares of common stock outstanding, of which approximately 37.9 million are freely tradeable, approximately 12.6 million may be sold in accordance with Rule 144 and approximately 12.0 million are currently restricted but may be sold in the future in accordance with registration statements covering the shares. Likewise, additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock.

SIGNIFICANT VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK COULD EXPOSE US TO LITIGATION RISK.

     The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. Given the uncertainty of our future funding and our planned filing for regulatory approval of SYMLIN, we expect that we may continue to experience volatility of our stock price throughout 2000. In addition, the following factors may have a significant effect on the market price of our common stock:

     - announcements of additional clinical study results;

     - announcements of determinations by regulatory authorities with respect to our drug candidates;

     - developments in our relationships with current or future collaborative partners;

     - fluctuations in our operating results;

     - public concern as to the safety of drugs developed by us;

     - technological innovations or new commercial therapeutic products by us or our competitors;

     - developments in patent or other proprietary rights;

     - governmental policy or regulation; and

     - general market conditions.

     Broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against those companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     Amylin's administrative offices and research laboratories are located in San Diego, California. As of March 1, 2000, we occupy 30,395 square feet of office and laboratory space. The Company's lease on this property will expire on August 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since February 10, 2000, our common stock has been traded on the Nasdaq National Market under the symbol "AMLN." From February 1, 1999 to February 9, 2000, our common stock traded on the Nasdaq SmallCap Market. Before February 1999, our common stock traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable:

                                                      HIGH      LOW
                                                     ------    ------
1999
  Fourth Quarter...................................  $ 9.63    $ 3.75
  Third Quarter....................................    5.81      1.03
  Second Quarter...................................    1.47      0.88
  First Quarter....................................    1.97      0.50
1998
  Fourth Quarter...................................  $ 3.13    $ 0.28
  Third Quarter....................................    4.13      2.50
  Second Quarter...................................    6.88      2.69
  First Quarter....................................    6.38      2.50
1997
  Fourth Quarter...................................  $ 9.75    $ 4.75
  Third Quarter....................................   15.50      6.88
  Second Quarter...................................   14.00     10.00
  First Quarter....................................   16.63     11.88

     The last reported sale price of our common stock on the Nasdaq National Market on March 1, 2000 was $17.00. As of March 1, 2000, there were approximately 1,043 shareholders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                1999          1998          1997          1996          1995
                                             -----------   -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues under collaborative agreements:
  Related party............................  $        --   $    16,236   $    42,609   $    35,803   $    17,045
  Other....................................           --            --            --            --            --
                                             -----------   -----------   -----------   -----------   -----------
                                                      --        16,236        42,609        35,803        17,045
Expenses:
  Research and development.................       19,181        53,597        82,281        64,998        39,337
  General and administrative...............        7,920        10,191        15,592        10,420         8,318
                                             -----------   -----------   -----------   -----------   -----------
                                                  27,101        63,788        97,873        75,418        47,655
Net interest income........................       (3,463)       (3,546)          637         1,828         1,341
                                             -----------   -----------   -----------   -----------   -----------
Net loss...................................      (30,564)      (51,098)      (54,627)      (37,787)      (29,269)
Dividends paid on preferred stock..........          335            --            --            --            --
                                             -----------   -----------   -----------   -----------   -----------
Net loss available to common
  shareholders.............................      (30,899)      (51,098)      (54,627)      (37,787)      (29,269)
                                             ===========   ===========   ===========   ===========   ===========
Net loss per common share -- basic and
  diluted..................................  $      (.73)  $     (1.49)  $     (1.70)  $     (1.31)  $     (1.23)
                                             ===========   ===========   ===========   ===========   ===========
Shares used in calculating of net loss per
  share -- basic and diluted...............   42,271,064    34,325,326    32,155,761    28,744,822    23,853,606
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments..............................  $    22,503   $    10,789   $    52,748   $    62,123   $    53,521
Working capital............................       17,360         5,192        31,303        46,691        45,268
Total assets...............................       26,422        18,823        65,338        73,533        61,949
Long-term obligation under capital lease
  obligations and notes payable............        1,620         4,164         3,047         1,990         1,410
Long-term note payable to related party....       45,227        39,925        33,933         4,345         1,020
Accumulated deficit........................     (291,729)     (260,830)     (209,732)     (155,105)     (117,318)
Total stockholders' equity (net capital
  deficiency)..............................      (26,400)      (31,462)        4,649        48,534        49,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Amylin Pharmaceuticals, Inc. is engaged in the discovery and development of potential drug candidates for the treatment of metabolic disorders.

     Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. Amylin has no product sales and has not received any revenues from the sale of products. We have been unprofitable since our inception and expect to incur additional operating losses for the next several years. As of December 31, 1999, the Company's accumulated deficit was approximately $292 million.

     From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN. Under the Collaboration Agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of the Company's common stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs. The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from SYMLIN. As a result of Johnson & Johnson's withdrawal, Johnson & Johnson has relinquished all rights to share in any SYMLIN profits. Additionally, following the collaboration termination in August 1998, all product and other rights associated with SYMLIN and related compounds reverted to Amylin.

     Following the termination of the Johnson & Johnson collaboration agreement, Amylin significantly reduced its workforce and operating expenses. On March 24, 1999, we announced that we raised $15 million in a private placement of shares of Series A Preferred Stock to a select group of investors. The financing was led by $6.7 million in investments by Amylin board members and their affiliated funds. On October 7, 1999, we announced that we raised $18.5 million in a private placement of shares of common stock. These funds were raised from a select group of institutional and private investors, predominately those investors who participated in the March 1999 financing.

     On February 22, 2000, we announced that we raised gross proceeds of $100 million from the sale of newly issued common stock to select institutional and individual investors in a private placement.

RESULTS OF OPERATIONS

REVENUE

     We recognized no revenues in 1999. Our revenues were $16.2 million in 1998 and $42.6 million in 1997. The revenues recognized in 1998 and 1997 are related to our collaboration agreement with Johnson & Johnson that terminated in August 1998.

OPERATING EXPENSES

     Our total operating expenses decreased to $27.1 million in 1999 from $63.8 million in 1998 and $97.9 million in 1997. These reductions were primarily a result of reductions in work force in 1998 and reductions in operating expenses in the fourth quarter of 1998 and 1999.

     Our research and development expenses decreased to $19.2 million in 1999 from $53.6 million in 1998, and $82.3 million in 1997. General and administrative expenses also decreased to $7.9 million in 1999, from $10.2 million in 1998, and $15.6 million in 1997. These reductions were primarily the result of reductions in work force in 1998 and reductions in operating expenses in the fourth quarter of 1998 and 1999.

OTHER INCOME AND EXPENSE

     Interest and other income is principally comprised of interest income from investment of our cash reserves. Interest income increased to $2.2 million in 1999 from $1.4 million in 1998, and compared with $2.6 million in 1997. The increase in 1999 is as a result of higher overall cash reserves available for investment. The decrease in 1998 was primarily due to an overall lower cash balance available for investment.

     Interest and other expense principally comprised of interest expense resulting from long-term debt obligations. We have used debt financing to acquire laboratory and other equipment. In addition, in accordance with the terms of our collaboration agreement with Johnson & Johnson, Johnson & Johnson advanced our share of SYMLIN pre-launch marketing expenses incurred during the term of the collaboration. Separately, in September 1997, we received proceeds of approximately $30.6 million from a draw down under our development loan facility with Johnson & Johnson. The proceeds were used to fund our one-half share of development expenses for SYMLIN during the second through fourth quarters of 1997. In conjunction with the borrowing under the development loan facility, we issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock. The estimated value of the warrants will be amortized to interest expense over the life of the development loan facility. Both the development loan and the pre-marketing loan were provided under the terms and conditions of our loan and security agreement with Johnson & Johnson and will be repaid with interest over time, subject to certain exceptions set forth in the loan and security agreement. As of December 31, 1999 we owed Johnson & Johnson approximately $13.4 million for our share of pre-launch marketing expenses. As of December 31, 1999 the total principal and interest due to Johnson and Johnson was approximately $50.6 million.

     Interest and other expense was $5.7 million in 1999, as compared with $5.0 million in 1998 and $2.0 million in 1997. The increases in interest expense were primarily due to the interest associated with the development loan debt, amortization of the valuation placed on the warrants, and interest expense related to the pre-marketing loan.

NET LOSS

     The net loss for the year ended December 31, 1999 was $30.6 million as compared to $51.1 million in 1998 and $54.6 million in 1997. The decrease in net loss from 1998 and 1999 was primarily a result of significant reductions in work force in 1998 and reduced operating expenses in 1999. The decrease in net loss from 1997 to 1998 was due to significant reductions in work force and operating expenses in 1998. These reductions were offset by decreased collaboration revenue in 1998 and a lack of collaboration revenue in 1999.

     Amylin expects to incur substantial operating losses over the next few years due to continuing expenses associated with its research and development programs, including the preparation of regulatory submissions for and commercialization of SYMLIN and the clinical development of AC2993 and AC3056, and research, preclinical development and potential clinical testing of additional product candidates, and related general and administrative support.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, sale of common stock, reimbursement of SYMLIN development expenses through our collaboration with Johnson & Johnson, and debt financings.

     At December 31, 1999 we had $22.5 million in cash, cash equivalents and short-term investments as compared to $10.8 million at December 31, 1998. We invest our cash in U.S. government and other highly rated debt instruments. In February 2000, we announced that we raised gross proceeds of $100 million from newly issued common stock to select institutional and individual investors.

     We intend to use our financial resources for the development, registration and preparation for commercialization of SYMLIN, for our AC2993 development program, including clinical trials, for our AC3056 development program, including the submission of an IND and clinical trials, and for other general corporate purposes. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of our compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

     We do not expect to generate a positive internal cash flow for the next few years due to substantial additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general and administrative expenses necessary to support such activities. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

     Our future capital requirements will depend on many factors, including our ability to complete the preparation of an NDA, and a European application for marketing approval for SYMLIN, or ability to establish commercialization arrangements for SYMLIN and AC2993, our ability to progress with our other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in our research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

     We plan to use the cash from our financing and investment activities to carry on our current business, including the preparation of submissions for marketing approval for SYMLIN, the continuation of our AC2993 clinical program, the continuation of our AC3056 preclinical program and for research activities.

     Prior to marketing, any drug we develop must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. Subject to compliance with FDA and foreign authority regulations, we continue to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for our drug candidates in humans. Further testing of SYMLIN, AC2993, AC3056, and the Company's other drug candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, we or regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. We may encounter problems in clinical trials which would cause us or the regulatory authorities to delay or suspend clinical trials. In addition, we may not obtain regulatory approval of any of our drug candidates for any indication. Products, if any, resulting from Amylin's research programs are not expected to be commercially available for a number of years.

     We believe that patent and other proprietary rights are important to business, and in this regard, we intend to file applications as appropriate for patents covering our products and processes. Litigation, which could result in substantial cost, may also be necessary to enforce our patents. Litigation, whether or not there is any basis for it, may also be required to determine the scope and validity of third-party proprietary rights.

IMPACT OF YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. We have no reason to believe that Year 2000 issues will have a material impact on our business or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our excess cash primarily in U.S. government securities and marketable securities of financial institutions and corporations with strong credit ratings. These instruments have various short term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt approximate current interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2000 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2000 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2000 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2000 annual meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS -- See Item 14(c) below.

(b) REPORTS ON FORM 8-K

     Not applicable.

(c) EXHIBITS

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER
--------   -------
 (1)         3.1     Amended and Restated Certificate of Incorporation of the
                     Registrant.
 (1)         3.2     Amended and Restated Bylaws of the Registrant.
(20)         3.3     Certification of Amendment of Amended and Restated
                     Certificate of Incorporation of the Registrant.
(22)         3.4     Amendment to Amended and Restated Bylaws.
             4.1     Reference is made to Exhibits 3.1 - 3.4.
(21)         4.2     Form of Stock Purchase Agreement dated March 22, 1999
                     between the Registrant and purchasers of the Registrant's 5%
                     Series A Convertible Preferred Stock.
(23)         4.3     Form of Stock Purchase Agreement dated October 6, 1999
                     between the Registrant and purchasers of the Registrant's
                     Common Stock.
(23)         4.4     Warrant Agreement dated December 8, 1999 issued by the
                     Registrant to 1149336 Ontario, Inc.
             4.5     Form of Stock Purchase Agreement dated February 18, 2000
                     between the Registrant and purchasers of the Registrant's
                     Common Stock.
 (1)        10.1     Form of Indemnity Agreement entered into between the
                     Registrant and its directors and officers.+
(22)        10.2     Registrant's 1991 Stock Option Plan, as amended (the "Option
                     Plan").+
 (8)        10.3     Form of Incentive Stock Option Agreement under the Option
                     Plan.+
 (1)        10.4     Form of Supplemental Stock Option Agreement under the Option
                     Plan.+
 (1)        10.5     Form of Supplemental Stock Option Agreement not granted
                     under the Option Plan with related schedule.+
(18)        10.6     Registrant's Employee Stock Purchase Plan, as amended.+
 (1)(2)     10.7     License Agreement, dated as of November 22, 1991, among the
                     Registrant, the Regents of the University of Minnesota, and
                     Per Westermark.
 (1)        10.8     Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of
                     NEXUS/GADCO-UTC, as amended.
 (3)        10.9     Master Equipment Lease Agreement Number 10453, Equipment
                     Financing Agreement Number 10753, Negative Covenant Pledge
                     Agreements and Collateral Security Agreement, each dated as of March 19, 1993, between the Registrant and Lease
                     Management Services, Inc.

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER
--------   -------
(22)        10.10    Registrant's Non-Employee Directors Stock Option Plan (the
                     "Directors' Plan").+
 (4)        10.11    Form of Nonstatutory Stock Option Agreement under the
                     Directors' Plan.+
 (5)        10.12    Sublease Agreement, dated September 1, 1994, between the
                     Registrant and ORINCON Corporation.
 (5)        10.13    Loan Agreement, dated July 5, 1994, and related Note and
                     Credit Terms and Conditions Agreement between the Registrant and Imperial Bank.
 (5)        10.14    Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.+
 (6)(7)     10.15    Collaboration Agreement, dated June 20, 1995 between the
                     Registrant and LifeScan, Inc.
 (6)(7)     10.16    Stock Purchase Agreement, dated June 20, 1995 between the
                     Registrant and Johnson & Johnson Development Corporation.
 (6)(7)     10.17    Loan and Security Agreement, dated June 20, 1995 between the
                     Registrant and Johnson & Johnson.
 (8)        10.18    Consulting Agreement, dated June 15, 1995, between the
                     Registrant and Joseph C. Cook, Jr., as amended on March 25,
                     1996, and related Nonstatutory Stock Option grant dated June
                     15, 1995.+
 (8)        10.19    Addendums No. 10453 and 10753 to Master Lease Agreement
                     dated January 19, 1996 between the Registrant and Lease
                     Management Services with Related Negative Covenant Pledge
                     Agreement and Collateral Security Agreement.
(9)(10)     10.20    Patent and Technology License Agreement, Consulting
                     Agreement and Nonstatutory Stock Option Agreement dated
                     October 1, 1996, between the Registrant and Dr. John Eng.
(9)(10)     10.21    Collaborative Research and Assignment Agreement dated
                     October 15, 1996, among the Registrant, London Health
                     Sciences Centre and Dr. John Dupre.
(11)        10.22    Amendment dated January 15, 1997 to the Consulting
                     Agreement, dated June 15, 1995, between the Registrant and
                     Joseph C. Cook, Jr.+
(11)        10.23    Addendum to the Master Financing Agreement No, 10753 dated
                     January 19, 1996 between the Registrant and Lease Management
                     Services with amendments to the Related Negative Covenant
                     Pledge Agreement and Collateral Security Agreement, each
                     dated as of January 30, 1997.
(11)        10.24    Fourth Amendment dated February 26, 1997 to the Lease
                     Agreement, dated January 2, 1989, between the Registrant and
                     Nippon Landic (U.S.A.), Inc., as amended.
(12)(13)    10.25    Collaboration Agreement between the Registrant and Hoechst
                     Marion Roussel Dated March 31, 1997.
(12)(13)    10.26    License and Option Agreement between the Registrant and
                     Hoechst Marion Roussel Dated March 31, 1997.
(22)        10.27    Registrant's Directors' Deferred Compensation Plan.+
(14)        10.28    Warrant Agreement between the Registrant and the Medical
                     Research Council dated May 9, 1997.
(14)        10.29    Promissory Note dated September 30, 1997 issued by the
                     Registrant to Johnson & Johnson.
(14)        10.30    Warrant Agreement between the Registrant and Johnson &
                     Johnson dated September 30, 1997.

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER
--------   -------
(15)        10.31    Amendment dated September 1, 1996 to Option Agreements
                     between the Registrant and Howard E. Greene, Jr.+
(15)        10.32    Credit Agreement and related Note between the Registrant and
                     Imperial Bank dated January 15, 1998.
(15)        10.33    Amendment dated February 1, 1998 to Option Agreements
                     between the Registrant and Marjorie T. Sennett.+
(16)        10.34    Employee Phantom Stock Salary Deferral Plan (the "Deferral
                     Plan").+
(16)        10.35    Form of Deferred Compensation Agreement under the Deferral
                     Plan.+
(17)        10.36    Employment Agreement dated March 25, 1998, between the
                     Registrant and Richard M. Haugen.+
(17)        10.37    Letter agreement dated June 12, 1998, between the Registrant and Richard M. Haugen regarding Mr. Haugen's participation in the Deferral Plan.+
(17)        10.38    Employment Agreement dated March 25, 1998, between the
                     Registrant and Joseph C. Cook, Jr.+
(18)        10.39    Special Form of Incentive Stock Option Agreement under the
                     Option Plan of the Registrant.+
(19)        10.40    Fifth Amendment dated February 8, 1999 to the Lease
                     Agreement, dated January 2, 1989, between the Registrant and
                     Nippon Landic (U.S.A.), Inc., as amended.
(19)        10.41    Stock Option Agreement dated March 25, 1998 between the
                     Registrant and Joseph C. Cook, Jr.+
(19)        10.42    Stock Option Agreement dated October 23, 1998 between the
                     Registrant and Joseph C. Cook, Jr.+
(21)        10.43    Form of Special Bonus Award for Supplemental Incentive Bonus
                     Program.+
            10.44    Agreement, dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.*
            10.45    Assignment and Amendment Agreement, dated September 9, 1998, by and among the Registrant and Bachem California and
                     Ortho-Biotech.*
            10.46    Pramlintide Repurchase Agreement, dated September 16, 1998, between the Registrant and Ortho-Biotech.*
            10.47    Manufacturing Agreement, dated April 28, 1999, between the
                     Registrant and CP Pharmaceuticals Limited.*
            23.1     Consent of Ernst & Young LLP, Independent Auditors.
            24.1     Power of Attorney. Reference is made to page 44.
            27       Financial Data Schedule.

---------------
  + Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

  * The Registrant has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

(10) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 20, 1996.

(11) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(13) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated June 24, 1997.

(14) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(15) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(16) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-51577) or amendments thereto and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-58831) or amendments thereto and incorporated herein by reference.

(18) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(19) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(20) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-58831) or amendments thereto and incorporated herein by reference.

(21) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(22) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(23) Filed as an exhibit to the Registrant's Registration Statement (No. 333-87033) or amendments thereto and incorporated herein by reference.

(d) FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules required by this item are listed under
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMYLIN PHARMACEUTICALS, INC.

                                          By:    /s/ JOSEPH C. COOK, JR.
                                            ------------------------------------
                                                    Joseph C. Cook, Jr.
                                              Chairman of the Board and Chief
                                                      Executive Officer
Date: March 27, 2000

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
               /s/ JOSEPH C. COOK, JR.                      Chairman of the Board       March 27, 2000
-----------------------------------------------------    and Chief Executive Officer
                 Joseph C. Cook, Jr.                      (Principal Executive and
                                                             Financial Officer)

                 /s/ JAMES C. BLAIR                               Director              March 27, 2000
-----------------------------------------------------
               James. C. Blair, Ph.D.

                /s/ VAUGHN D. BRYSON                              Director              March 27, 2000
-----------------------------------------------------
                  Vaughn D. Bryson

                /s/ JAMES C. GAITHER                              Director              March 27, 2000
-----------------------------------------------------
                  James C. Gaither

                /s/ GINGER L. GRAHAM                              Director              March 27, 2000
-----------------------------------------------------
                  Ginger L. Graham

              /s/ HOWARD E. GREENE, JR.                           Director              March 27, 2000
-----------------------------------------------------
                Howard E. Greene, Jr.

                /s/ VAUGHN M. KAILIAN                             Director              March 27, 2000
-----------------------------------------------------
                  Vaughn M. Kailian

               /s/ DONALD H. RUMSFELD                             Director              March 27, 2000
-----------------------------------------------------
                 Donald H. Rumsfeld

                  /s/ JAY S. SKYLER                               Director              March 27, 2000
-----------------------------------------------------
                    Jay S. Skyler

                 /s/ MARTIN R. BROWN                      Senior Vice President of      March 27, 2000
-----------------------------------------------------            Operations,
                   Martin R. Brown                     (Principal Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   F-4
Consolidated Statement of Stockholders' Equity (Net Capital
  Deficiency) for the years ended December 31, 1999, 1998
  and 1997..................................................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amylin Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

San Diego, California
February 22, 2000

                          AMYLIN PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $   8,171,000    $   8,787,000
  Short-term investments....................................     14,332,000        2,002,000
  Other current assets......................................        831,000          514,000
                                                              -------------    -------------
Total current assets........................................     23,334,000       11,303,000
Property and equipment, at cost:
  Equipment.................................................      6,961,000       15,197,000
  Leasehold improvements....................................         12,000        3,955,000
                                                              -------------    -------------
                                                                  6,973,000       19,152,000
  Less accumulated depreciation and amortization............     (6,045,000)     (13,556,000)
                                                              -------------    -------------
                                                                    928,000        5,596,000
Patents, net................................................      2,020,000        1,779,000
Other assets................................................        140,000          145,000
                                                              -------------    -------------
                                                              $  26,422,000    $  18,823,000
                                                              =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $     359,000    $   2,187,000
  Accrued liabilities, including deferred revenue...........      4,501,000        2,130,000
  Current portion of notes payable to unrelated parties.....      1,115,000        1,794,000
                                                              -------------    -------------
Total current liabilities...................................      5,975,000        6,111,000
Note payable and capital lease obligations..................      1,620,000        4,164,000
Note payable to related party...............................     45,227,000       39,925,000
Other long-term obligations.................................             --           85,000
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Preferred stock, $.001 par value, 7,500,000 shares
     authorized,
     none issued and outstanding at December 31, 1999 and
     1998, respectively.....................................             --               --
  Common stock, $.001 par value,
     100,000,000 shares authorized, 53,972,000 and
     36,726,000 issued and outstanding at December 31, 1999
     and 1998, respectively.................................         54,000           37,000
  Additional paid-in capital................................    265,983,000      229,757,000
  Accumulated deficit.......................................   (291,729,000)    (260,830,000)
  Deferred compensation.....................................       (653,000)        (428,000)
  Accumulated other comprehensive income (loss).............        (55,000)           2,000
                                                              -------------    -------------
Total stockholders' equity (net capital deficiency).........    (26,400,000)     (31,462,000)
                                                              -------------    -------------
                                                              $  26,422,000    $  18,823,000
                                                              =============    =============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues under collaborative agreements with
  related party..................................  $         --    $ 16,236,000    $ 42,609,000
Expenses:
  Research and development.......................    19,181,000      53,597,000      82,281,000
  General and administrative.....................     7,920,000      10,191,000      15,592,000
                                                   ------------    ------------    ------------
                                                     27,101,000      63,788,000      97,873,000
                                                   ------------    ------------    ------------
Loss from operations.............................   (27,101,000)    (47,552,000)    (55,264,000)
Interest and other income........................     2,215,000       1,424,000       2,613,000
Interest and other expense.......................    (5,678,000)     (4,970,000)     (1,976,000)
                                                   ------------    ------------    ------------
Net Loss.........................................   (30,564,000)    (51,098,000)    (54,627,000)
Dividends paid on preferred stock................       335,000
                                                   ------------    ------------    ------------
Net loss available to Common Stockholders........  $(30,899,000)   $(51,098,000)   $(54,627,000)
                                                   ============    ============    ============
Net loss per share -- basic and diluted..........  $       (.73)   $      (1.49)   $      (1.70)
                                                   ============    ============    ============
Weighted average shares --
  basic and diluted..............................    42,271,000      34,325,000      32,156,000
                                                   ============    ============    ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                    PREFERRED STOCK        COMMON STOCK
                                   -----------------   --------------------     ADDITIONAL       ACCUMULATED      DEFERRED
                                    SHARES    AMOUNT     SHARES     AMOUNT    PAID-IN CAPITAL      DEFICIT      COMPENSATION
                                   --------   ------   ----------   -------   ---------------   -------------   ------------
Balance at December 31, 1996.....        --    $ --    31,977,000   $32,000    $204,800,000     $(155,105,000)  $(1,177,000)
  Comprehensive income (loss):
    Net loss.....................        --      --            --        --              --       (54,627,000)           --
    Unrealized gain on
      available-for-sale
      securities.................        --      --            --        --              --                --            --
    Comprehensive loss...........        --      --            --        --              --                --            --
  Issuance of common stock upon
    exercise of options..........        --      --       417,000     1,000       2,100,000                --            --
  Deferred compensation related
    to stock options.............        --      --            --        --         261,000                --      (261,000)
  Amortization of deferred
    compensation.................        --      --            --        --              --                --       545,000
  Discount on Note Payable
    related to grant of common
    stock warrants...............        --      --            --        --       8,084,000                --            --
                                   --------    ----    ----------   -------    ------------     -------------   -----------
Balance at December 31, 1997.....        --      --    32,394,000    33,000     215,245,000      (209,732,000)     (893,000)
  Comprehensive income (loss):
    Net loss.....................        --      --            --        --              --       (51,098,000)           --
    Unrealized gain on
      available-for-sale
      securities.................        --      --            --        --              --                --            --
    Comprehensive loss...........        --      --            --        --              --                --            --
  Issuance of common stock upon
    exercise of options..........        --      --       130,000       130         549,000                --            --
  Issuance of common stock for
    employer 401(k) match........        --      --        81,000        81         458,000                --            --
  Issuance of common stock in
    private placement............        --      --     4,000,000     4,000      12,730,000                --            --
  Issuance of common stock under
    Employee Stock Purchase
    Plan.........................        --      --       121,000       121         438,000                --            --
  Deferred compensation related
    to stock options.............        --      --            --        --         337,000                --      (337,000)
  Amortization of deferred
    compensation.................        --      --            --        --              --                --       802,000
                                   --------    ----    ----------   -------    ------------     -------------   -----------
Balance at December 31, 1998.....        --      --    36,726,000    37,000     229,757,000      (260,830,000)     (428,000)
  Comprehensive income (loss):
    Net loss.....................        --      --            --        --              --       (30,564,000)           --
    Unrealized loss on
      available-for-sale
      securities.................        --      --            --        --              --                --            --
    Comprehensive loss...........        --      --            --        --              --                --            --
  Issuance of preferred stock....   125,000     125            --        --      15,000,000                --            --
  Conversion of preferred stock
    into common stock............  (125,000)   (125)   12,500,000    12,500              --           (13,000)           --
  Dividends paid on preferred
    stock in shares of common
    stock........................        --      --        94,000        94         322,000          (322,000)           --
  Issuance of common stock upon
    exercise of options..........        --      --       685,000       685       1,104,000                --            --
  Issuance of common stock for
    employer 401(k) match........        --      --       167,000       167         108,000                --            --
  Issuance of common stock in
    private placement............        --      --     3,700,000     3,700      18,480,000                --            --
  Issuance of common stock under
    Employee Stock Purchase
    Plan.........................        --      --        52,000        52          54,000                --            --
  Deferred compensation related
    to stock options.............        --      --            --        --         990,000                --      (990,000)
  Amortization of deferred
    compensation.................        --      --            --        --              --                --       765,000
  Issuance of common stock in
    lieu of salary...............        --      --        48,000        48          56,000                --            --
  Warrants issued in connection
    with acquisition of
    technology and other.........        --      --            --        --         112,000                --            --
                                   --------    ----    ----------   -------    ------------     -------------   -----------
Balance at December 31, 1999.....        --    $ --    53,972,000   $54,000    $265,983,000     $(291,729,000)  $  (653,000)
                                   ========    ====    ==========   =======    ============     =============   ===========

                                                       TOTAL
                                    ACCUMULATED    STOCKHOLDERS'
                                       OTHER          EQUITY
                                   COMPREHENSIVE   (NET CAPITAL
                                   INCOME (LOSS)    DEFICIENCY)
                                   -------------   -------------
Balance at December 31, 1996.....    $(16,000)     $ 48,534,000
  Comprehensive income (loss):
    Net loss.....................          --       (54,627,000)
    Unrealized gain on
      available-for-sale
      securities.................      12,000            12,000
                                                   ------------
    Comprehensive loss...........          --       (54,615,000)
  Issuance of common stock upon
    exercise of options..........          --         2,101,000
  Deferred compensation related
    to stock options.............          --                --
  Amortization of deferred
    compensation.................          --           545,000
  Discount on Note Payable
    related to grant of common
    stock warrants...............          --         8,084,000
                                     --------      ------------
Balance at December 31, 1997.....      (4,000)        4,649,000
  Comprehensive income (loss):
    Net loss.....................          --       (51,098,000)
    Unrealized gain on
      available-for-sale
      securities.................       6,000             6,000
                                                   ------------
    Comprehensive loss...........          --       (51,092,000)
  Issuance of common stock upon
    exercise of options..........          --           549,000
  Issuance of common stock for
    employer 401(k) match........          --           458,000
  Issuance of common stock in
    private placement............          --        12,734,000
  Issuance of common stock under
    Employee Stock Purchase
    Plan.........................          --           438,000
  Deferred compensation related
    to stock options.............          --                --
  Amortization of deferred
    compensation.................          --           802,000
                                     --------      ------------
Balance at December 31, 1998.....       2,000       (31,462,000)
  Comprehensive income (loss):
    Net loss.....................          --       (30,564,000)
    Unrealized loss on
      available-for-sale
      securities.................     (57,000)          (57,000)
                                                   ------------
    Comprehensive loss...........          --       (30,621,000)
  Issuance of preferred stock....          --        15,000,000
  Conversion of preferred stock
    into common stock............          --                --
  Dividends paid on preferred
    stock in shares of common
    stock........................          --                --
  Issuance of common stock upon
    exercise of options..........          --         1,105,000
  Issuance of common stock for
    employer 401(k) match........          --           108,000
  Issuance of common stock in
    private placement............          --        18,483,000
  Issuance of common stock under
    Employee Stock Purchase
    Plan.........................          --            54,000
  Deferred compensation related
    to stock options.............          --                --
  Amortization of deferred
    compensation.................          --           765,000
  Issuance of common stock in
    lieu of salary...............          --            56,000
  Warrants issued in connection
    with acquisition of
    technology and other.........          --           112,000
                                     --------      ------------
Balance at December 31, 1999.....    $(55,000)     $(26,400,000)
                                     ========      ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss.........................................  $(30,564,000)   $(51,098,000)   $(54,627,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................     1,424,000       2,696,000       2,865,000
  Deferred revenue from related party............            --      (6,357,000)     (1,597,000)
  Deferred rent and other expense................            --              --         (17,000)
  Amortization of deferred compensation..........       765,000         802,000         545,000
  Amortization of debt discount..................     1,198,000       1,198,000         299,000
  Warrants issued for acquisition of technology
     and other...................................       112,000              --              --
  Changes in operating assets and liabilities:
     Receivable from related party...............            --         966,000       1,123,000
     Other current assets........................      (317,000)        784,000        (156,000)
     Accounts payable............................    (1,828,000)     (3,091,000)        449,000
     Accrued liabilities.........................     2,371,000      (8,711,000)      5,995,000
                                                   ------------    ------------    ------------
Net cash flows used in operating
  activities.....................................   (26,839,000)    (62,811,000)    (45,121,000)
INVESTING ACTIVITIES:
Purchases of short-term investments..............   (22,260,000)     (2,158,000)    (15,541,000)
Maturities of short-term investments.............     6,900,000       2,000,000      19,005,000
Sales of short-term investments..................     3,190,000       3,995,000      10,172,000
Proceeds from sale of Cabrillo Laboratories
  assets.........................................     2,100,000              --              --
Sale (purchase) of equipment, net................       215,000         318,000      (4,641,000)
Change in deposits, patents and other assets.....      (484,000)        122,000        (371,000)
                                                   ------------    ------------    ------------
Net cash flows provided by (used in) investing
  activities.....................................   (10,339,000)      4,277,000       8,624,000
FINANCING ACTIVITIES:
Issuance of notes payable........................     4,019,000       7,707,000      40,467,000
Principal payments on capital leases and
  equipment notes payable and other long-term
  obligations....................................    (2,095,000)     (1,468,000)     (1,822,000)
Proceeds from issuance of preferred stock, net...    15,000,000
Proceeds from issuance of common stock, net......    19,638,000      14,179,000       2,101,000
                                                   ------------    ------------    ------------
Net cash flows provided by financing
  activities.....................................    36,562,000      20,418,000      40,746,000
                                                   ------------    ------------    ------------
Decrease in cash and cash equivalents............      (616,000)    (38,116,000)      4,249,000
Cash and cash equivalents at beginning of
  period.........................................     8,787,000      46,903,000      42,654,000
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period.......  $  8,171,000    $  8,787,000    $ 46,903,000
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid....................................  $    290,000    $    411,000    $    281,000
                                                   ============    ============    ============
NON-CASH TRANSACTION:
Conversion of preferred stock and dividend to
  common stock...................................  $ 12,594,000              --              --
                                                   ============    ============    ============

                            See accompanying notes.

                          AMYLIN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

     Amylin Pharmaceuticals, Inc. was incorporated in Delaware on September 29, 1987. The Company is engaged in the discovery and development of potential drug candidates for the treatment of metabolic disorders. The Company is planning to submit marketing approval applications for its lead drug candidate, SYMLIN, for use in treatment of people with type 1 or insulin-using type 2 diabetes. The Company is also conducting Phase 2 clinical trials of AC2993, a second diabetes drug candidate. The Company plans to submit an Investigational New Drug Application for AC3056 in the first half of 2000, which would allow the Company to begin Phase 1 clinical trials.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

RESEARCH REVENUES UNDER COLLABORATIVE AGREEMENTS AND RESEARCH AND DEVELOPMENT EXPENSES

     Research revenues under collaborative agreements are recorded when earned as research activities are performed. Payments in excess of amounts earned are deferred. Internally funded research and development costs are expensed as incurred.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents and short-term investments consist principally of U.S. government securities and other highly liquid debt instruments. The Company considers instruments with remaining maturities of less than 90 days to be cash equivalents.

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

LONG-LIVED ASSETS

     Depreciation of equipment is computed using the straight-line method over three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment.

                          AMYLIN PHARMACEUTICALS, INC.

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 1999.

PATENTS

     The Company has filed several patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 1999 and 1998 was $477,000 and $344,000, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications. The Company wrote off previously capitalized patent costs of $112,000 in 1999.

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

OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related Interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and EITF 96-18. Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

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

                          AMYLIN PHARMACEUTICALS, INC.

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

 2. INVESTMENTS

     The following is a summary of investments as of December 31, 1999 and 1998, including $7,412,000 and $7,628,000 classified as cash equivalents in the accompanying balance sheets as of December 31, 1999 and 1998, respectively. All respective investments mature in less than two years.

                                                         AVAILABLE-FOR-SALE SECURITIES
                                             ------------------------------------------------------
                                                              GROSS         GROSS
                                                            UNREALIZED    UNREALIZED     ESTIMATED
                                                COST          GAINS         LOSSES      FAIR VALUE
                                             -----------    ----------    ----------    -----------
DECEMBER 31, 1999
U.S. Treasury securities and obligations of
  U.S. government agencies.................  $19,316,000      $1,000       $(55,000)    $19,262,000
Other debt securities......................    2,483,000       1,000         (2,000)      2,482,000
                                             -----------      ------       --------     -----------
          Total............................  $21,799,000      $2,000       $(57,000)    $21,744,000
                                             ===========      ======       ========     ===========
DECEMBER 31, 1998
U.S. Treasury securities and obligations of
  U.S. government agencies.................  $ 5,051,000      $1,000       $     --     $ 5,052,000
Other debt securities......................    4,577,000       1,000             --       4,578,000
                                             -----------      ------       --------     -----------
          Total............................  $ 9,628,000      $2,000       $     --     $ 9,630,000
                                             ===========      ======       ========     ===========

     The gross realized gains on sales of available-for-sale securities totaled $948 and $1,400 and the gross realized losses totaled $1,890 and $500 for the years ended December 31, 1999 and 1998, respectively. Approximately $18,290,000 and $3,454,000 mature in 2000 and 2001, respectively.

 3. DEBT AND LEASE COMMITMENTS

     The Company leases its facilities and some machinery and equipment under operating and capital leases. The minimum annual rent on the Company's facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs. Certain equipment leases require the Company to provide the lessor with a guaranteed residual at the end of the lease term at which time title to the equipment passes to the Company.

     Minimum future annual obligations for leases for years ending after December 31, 1999 and for equipment notes payable are as follows:

                                                          LEASES        DEBT
                                                        ----------   ----------
2000..................................................  $1,090,000   $1,287,000
2001..................................................   1,187,000      664,000
2002..................................................   1,235,000      615,000
2003..................................................   1,681,000      169,000
Thereafter............................................   1,336,000           --
                                                        ----------   ----------
Total minimum lease payments..........................  $6,529,000   $2,735,000
                                                        ==========   ==========

     Rent expense for 1999, 1998, and 1997 was $961,000, $2,402,000 and
$2,697,000, respectively.

                          AMYLIN PHARMACEUTICALS, INC.

DEBT

     In 1996, the Company entered into a master line of credit agreement (as amended) to provide up to $5,000,000 of net financing for standard equipment. As of December 31, 1999, the Company had an outstanding loan balance of $574,651. Borrowings are payable over forty-eight months to include principal and monthly interest based on the average of three and five-year U.S. Treasury maturities (approximately 10.25% at December 31, 1999). The outstanding loan balance is due as of October, 2000. The credit agreement provides the lender with a security interest in all equipment financed under the line.

     In November 1997, the Company entered into a commitment agreement to enter into a financing agreement which will provide up to $2,700,000 of financing for equipment purchases. As of December 31, 1999, the Company had an outstanding loan balance of $2,160,000. Borrowings under this agreement are payable over a sixty-month period. Principal payments commenced on January 1, 1999. Monthly interest payments are calculated based on prime plus 0.5% (approximately 9.25% at December 31, 1999) of the outstanding principal balance and commenced with the outstanding balance in 1998. The credit agreement provides the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit of 50% of the outstanding balance should the Company's cash and investment balances fall below $10,000,000.

     On April 30, 1999, the Company entered into an agreement with Magellan Laboratories Incorporated for the sale of the assets of the Company's Cabrillo Laboratories division, for which the Company received a cash payment of $2.1 million. Additionally, the Company and Magellan entered in to an agreement pursuant to which Magellan agreed to perform a portion of the Company's future product development services. Magellan agreed to maintain certain product development capabilities important for the preparation of the Company's regulatory filings for SYMLIN and Amylin committed to contract with Magellan for $2 million in services for the 12 month period ended April 30, 2000. As a further component, the Company issued Magellan a warrant for the purchase of 50,000 shares of common stock in exchange for a $500,000 credit for future laboratory services to be provided by Magellan to the Company. Amylin also agreed to offer Magellan the right of first refusal to provide up to $4 million dollars of certain contracted services.

 4. STOCKHOLDERS' EQUITY

STOCK PURCHASE PLAN

     In November 1991, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), under which 600,000 shares of common stock may be issued to eligible employees, including officers. The price of common stock under the Purchase Plan is equal to the lessor of 85% of the market price on the effective date of an employee's participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 1999, 475,347 shares of common stock had been issued under the plan.

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

                          AMYLIN PHARMACEUTICALS, INC.

     The following table summarizes option activity:

                                                     SHARES       WEIGHTED AVERAGE
                                                  UNDER OPTION     EXERCISE PRICE
                                                  ------------    ----------------
Outstanding at December 31, 1996................    5,499,782          $ 7.31
  Granted.......................................      566,914          $11.94
  Exercised.....................................     (376,826)         $ 4.71
  Cancelled.....................................     (327,231)         $ 8.48
                                                   ----------          ------
Outstanding at December 31, 1997................    5,362,639          $ 7.91
  Granted.......................................    3,364,337          $ 2.54
  Exercised.....................................     (169,069)         $ 4.32
  Cancelled.....................................   (2,590,778)         $ 8.67
                                                   ----------          ------
Outstanding at December 31, 1998................    5,967,129          $ 4.65
                                                   ----------          ------
  Granted.......................................    1,240,800          $ 2.04
  Exercised.....................................     (688,373)         $ 1.60
  Cancelled.....................................   (1,951,490)         $ 5.49
                                                   ----------          ------
Outstanding at December 31, 1999................    4,568,066          $ 4.10
                                                   ==========          ======

     At December 31, 1999, 1,919,733 shares remained available for grant or sale.

     Following is a further breakdown of the options outstanding as of December 31, 1999:

                                  WEIGHTED AVERAGE
    RANGE OF          NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------   -----------   ----------------   ----------------   -----------   ----------------
$ 0.313 - $ 0.781    1,171,752          8.95              $ 0.50           487,301         $ 0.42
$ 0.875 - $ 2.656      981,393          8.56              $ 2.13           333,026         $ 2.48
$ 2.719 - $ 4.500      926,077          5.50              $ 4.14           746,591         $ 4.38
$ 4.563 - $10.000      926,585          6.73              $ 6.13           748,712         $ 6.32
$10.625 - $14.375      562,259          5.42              $11.65           537,144         $11.61
                     ---------          ----              ------         ---------         ------
$ 0.313 - $14.375    4,568,066          7.28              $ 4.10         2,852,774         $ 5.35
                     =========          ====              ======         =========         ======

     Adjusted pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest of 6.00%, 5.50% and 5.71%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 221.0%, 73.5% and 65.4%; and a weighted-average expected life of the option of five years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period.

     The Company's adjusted pro forma information is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Adjusted pro forma net loss..............  $(32,258,000)   $(52,713,000)   $(59,850,000)
Adjusted pro forma net loss per share....  $      (0.76)   $      (1.54)   $      (1.86)

     The weighted-average fair value of options granted during 1999, 1998, and 1997 was $2.01, $1.66 and $7.14, respectively.

                          AMYLIN PHARMACEUTICALS, INC.

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

     In April, 1999, in conjunction with a Services Agreement, the Company issued warrants to the holder to either purchase 50,000 shares of the Company's common stock with a fixed exercise price of $.96562 per share or convert this warrant into shares equal to the value of this warrant as determined per the Services Agreement. This warrant has a 2-year exercise period. The Company valued the warrant under the Black-Scholes methodology at $55,000, which was expensed as an additional cost of the transaction.

     On December 8, 1999, in conjunction with an Assignment Agreement, the Company issued warrants to the assignor to purchase 10,000 shares of the Company's common stock with a fixed exercise price of $3.313 per share and a 3-year exercise period. The Company valued the warrant under the Black-Scholes methodology at $57,000, which was expensed as an additional cost of the transaction.

SHARES RESERVED FOR FUTURE ISSUANCE

     The following shares of common stock are reserved for future issuance at December 31, 1999:

1991 Stock Option Plan............................  6,147,373
Employee Stock Purchase Plan......................    124,653
Directors Plan....................................    328,576
Warrants..........................................  1,610,950
                                                    ---------
                                                    8,211,552
                                                    =========

ISSUANCE OF PREFERRED/COMMON STOCK

     In March 1999, the Company raised $15 million through a private placement of 125,000 shares of Series A Preferred Stock at a price of $120.00 per share. The Series A Preferred Stock automatically converted to 12,594,009 shares of Common Stock on September 2, 1999.

     In October 1999, the Company raised $18.5 million in a private placement of shares of Common Stock. These funds were raised from a select group of institutional and private investors, predominately those investors who participated in the Company's March 1999 financing.

 5. COLLABORATIVE AGREEMENTS

JOHNSON & JOHNSON

     From June 1995 to August 1998, Amylin and Johnson collaborated on the development and commercialization of SYMLIN pursuant to a worldwide collaboration agreement. Under the collaboration agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of Amylin common stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs.

                          AMYLIN PHARMACEUTICALS, INC.

     The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from SYMLIN. As a result of Johnson & Johnson's withdrawal from the collaboration, Johnson & Johnson has relinquished its rights to share in SYMLIN profits. Additionally, following the collaboration termination in August 1998, all product and other rights associated with SYMLIN and related compounds reverted to Amylin, subject to the terms of the loan and security agreement.

     In conjunction with the collaboration, the Company received proceeds of approximately $30.6 million from a draw down under the development loan facility with Johnson & Johnson. The loan carries an interest rate of 9.0%. Additionally, as of December 31, 1999, the Company owed Johnson & Johnson approximately $13.4 million for its share of pre-launch marketing expenses. As of December 31, 1999, the total principal and interest due to Johnson & Johnson was approximately $50.6 million, which is $45,227,000 on the accompanying balance sheet, net of debt discount of $5,373,000 as of December 31, 1999. The Company estimates the fair value of this note to approximate market as the note is at market interest rates. In conjunction with the development loan borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock with a fixed exercise price of $12 per share and a SYMLIN 10-year exercise period. The development and marketing loans are secured by the Company's issued patents and patent applications relating to amylin, including those relating to SYMLIN.

     In September 1998, Amylin entered into a repurchase agreement with Ortho-Biotech, Inc., an affiliate of Johnson & Johnson, which provided that Johnson & Johnson will order and purchase certain amounts of SYMLIN from third party vendors and will place in inventory such amounts of SYMLIN for possible future purchase by Amylin. Johnson & Johnson will purchase the SYMLIN from certain vendors based upon agreed upon prices. The repurchase price of the compound shall be the same price paid by Johnson & Johnson to the supplier. Amylin must repurchase the SYMLIN in full on the first to occur of certain events, including the execution of our agreement with a major company relating to the development, commercialization and/or sale of SYMLIN, receipt of regulatory approval for the sale of SYMLIN, or change of control of Amylin. As of December 31, 1999, Ortho-Biotech had purchased inventory under this agreement totaling $8.5 million.

     In September 1998 the Company entered into an agreement with Ortho-Biotech, Inc. and Bachem for the assignment of the rights and obligations of Ortho-Biotech to purchase quantities of SYMLIN from Bachem under a July 1997 agreement among Amylin, Ortho-Biotech and Bachem. Pursuant to this agreement, Bachem has agreed to supply certain quantities of SYMLIN to Amylin over a period of several years. A portion of this material is inventory that Amylin has agreed to repurchase from Johnson & Johnson under the repurchase agreement discussed above. In connection with this agreement, Amylin has provided an irrevocable letter of credit in the amount $1,000,000 in favor of Bachem which is secured by an equal deposit included in the short term investment balance of $14.3 million as of December 31, 1999.

                          AMYLIN PHARMACEUTICALS, INC.

 6. INCOME TAXES

     Significant components of Amylin's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance of $122,293,000, of which $12,471,000 is related to 1999 changes, has been recognized as of December 31, 1999 to offset the deferred tax assets as realization of such assets is uncertain.

                                                    1999             1998
                                                -------------    -------------
Deferred tax assets:
  Capitalized research expenses...............  $   9,125,000    $   8,672,000
  Net operating loss carryforwards............     99,500,000       87,943,000
  Research and development credits............     13,608,000       12,464,000
  Other.......................................         60,000          743,000
                                                -------------    -------------
          Total deferred tax assets...........    122,293,000      109,822,000
Valuation allowance for deferred tax assets...   (122,293,000)    (109,822,000)
                                                -------------    -------------
Net deferred tax assets.......................             --    $          --
                                                =============    =============

     At December 31, 1999, Amylin had federal foreign tax net operating loss carryforwards of approximately $272,883,000, California foreign tax net operating loss carryforwards of approximately $31,510,000, and foreign tax net operating loss carryforwards of approximately $7,028,000. The difference between the federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax carryforwards will begin expiring in 2002 unless previously utilized. The California tax loss carryforwards will continue to expire in 2000. The Company also has federal research and development tax credit carryforwards of $11,001,000, and California research and development tax credit carryforwards of $4,010,000, both of which will begin expiring in 2003 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe that this type of limitation would have a material impact upon the future utilization of these carryforwards.

 7. SUBSEQUENT EVENT

     In February, 2000, the Company announced that it received gross proceeds of $100 million from the sale of newly issued Common Stock priced at $12 per share to select institutional and individual investors in a private placement. The Company agreed to file a registration statement for these newly issued shares within 30 days of the closing of the transaction.