Form 10-Q
period 2000-03-31
AMYLIN PHARMACEUTICALS INC
filed 2000-05-15
CIK 881464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------


(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (858) 552-2200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                    Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT MAY 5, 2000
                -----                       --------------------------
    Common Stock, $.001 par value                  62,861,928

================================================================================

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
COVER PAGE...........................................................................      1

TABLE OF CONTENTS....................................................................      2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
         December 31, 1999...........................................................      3

         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2000 and 1999 (unaudited).........................................      4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and 1999 (unaudited).........................................      5

         Notes to Condensed Consolidated Financial Statements........................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................      7

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..................     10

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................      *

ITEM 2.  Changes in Securities and Use of Proceeds...................................     11

ITEM 3.  Defaults upon Senior Securities.............................................      *

ITEM 4.  Submission of Matters to a Vote of Security Holders.........................      *

ITEM 5.  Other Information...........................................................      *

ITEM 6.  Exhibits and Reports on Form 8-K............................................     11

SIGNATURE............................................................................     11

------------

* No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,      DECEMBER 31,
                                                                         2000              1999
                                                                 ------------      ------------
                                                                   (UNAUDITED)          (NOTE 1)
                                     Assets
Current Assets:
    Cash and cash equivalents .............................      $ 31,668,000      $  8,171,000
    Short-term investments ................................        79,009,000        14,332,000
    Other current assets ..................................         1,939,000           831,000
                                                                 ------------      ------------
Total current assets ......................................       112,616,000        23,334,000

Property and equipment, net ...............................           922,000           928,000

Patents and other assets, net .............................         2,226,000         2,160,000
                                                                 ------------      ------------
                                                                 $115,764,000      $ 26,422,000
                                                                 ============      ============

                       Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
    Accounts payable ......................................      $    290,000      $    359,000
    Accrued liabilities ...................................         4,148,000         4,501,000
    Current portion of obligation under capital
      leases and equipment notes payable ..................           902,000         1,115,000
                                                                 ------------       -----------
Total current liabilities .................................         5,340,000         5,975,000

Obligation under capital leases and equipment notes payable         1,486,000         1,620,000

Notes payable to related party, net of discount ...........        46,638,000        45,227,000

Stockholders' equity (deficit):
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 62,737,000 and 53,972,000 issued and
        outstanding at March 31, 2000 and December 31,
        1999, respectively.................................            63,000            54,000
    Additional paid-in capital ............................       364,913,000       265,983,000
    Accumulated deficit ...................................      (301,265,000)     (291,729,000)
    Deferred compensation .................................        (1,281,000)         (653,000)
    Accumulated other comprehensive loss ..................          (130,000)          (55,000)
                                                                 ------------     -------------
Total stockholders' equity (deficit) ......................        62,300,000       (26,400,000)
                                                                 ------------     -------------
                                                                $ 115,764,000     $  26,422,000
                                                                =============     =============



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              -------------------------------
                                                                  2000               1999
                                                              ------------       ------------
Operating expenses:
  Research and development .............................      $  6,252,000       $  3,886,000
  General and administrative ...........................         2,711,000          1,468,000
                                                              ------------       ------------
                                                                 8,963,000          5,354,000
                                                              ------------       ------------
Loss from operations ...................................        (8,963,000)        (5,354,000)

Interest and other income ..............................           889,000            176,000
Interest and other expense .............................        (1,462,000)        (1,453,000)
                                                              ------------       ------------
Net loss ...............................................      $ (9,536,000)      $ (6,631,000)
                                                              ============       ============

Net loss per share -- basic and diluted ................      $      (0.17)      $      (0.18)
                                                              ============       ============

Shares used in computing net loss per share -- basic and
diluted ................................................        57,533,000         36,822,000
                                                              ============       ============



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                       ---------------------------------
                                                                            2000                1999
                                                                       -------------       -------------
Operating activities:
 Net loss .......................................................      $  (9,536,000)      $  (6,631,000)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization ..............................            176,000             615,000
     Amortization of deferred compensation ......................            392,000              72,000
     Amortization of debt discount from warrants ................            299,000             299,000
     Accrued interest added to notes payable to related
       party ....................................................          1,112,000             681,000
     Changes in operating assets and liabilities:
         Other current assets ...................................           (255,000)            287,000
         Accounts payable .......................................            (69,000)         (1,735,000)
         Accrued liabilities ....................................           (353,000)           (203,000)
         Patents, other assets and other, net ...................           (138,000)            (81,000)
                                                                       -------------       -------------
             Net cash flows used for operating activities .......         (8,372,000)         (6,696,000)

Investing activities:
    Purchases of short-term investments .........................       (245,572,000)
    Sales and maturities of short-term investments ..............        180,895,000
    Sales (purchases) of equipment, net .........................           (131,000)            252,000
                                                                       -------------       -------------
        Net cash flows provided by (used for) investing
          activities ............................................        (64,808,000)            252,000

Financing activities:
    Principal payments on capital leases and equipment notes
      payable ...................................................           (348,000)           (135,000)
    Issuance of common stock, net ...............................         97,025,000             183,000
    Issuance of convertible preferred stock .....................                             15,000,000
                                                                       -------------       -------------
       Net cash flows provided by financing activities ..........         96,677,000          15,048,000
                                                                       -------------       -------------
Change in cash and cash equivalents .............................         23,497,000           8,604,000

Cash and cash equivalents at beginning of period ................          8,171,000           8,787,000
                                                                       -------------       -------------
Cash and cash equivalents at end of period ......................      $  31,668,000       $  17,391,000
                                                                       =============       =============

Supplemental disclosure of cash flow information:
 Interest paid...................................................      $      49,000       $     159,000



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2000 and for the three-month periods ended March 31, 2000 and March 31, 1999 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    PER SHARE DATA

    Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants for the periods ended March 31, 2000 and 1999 are excluded from the calculation of diluted loss per share because their effect is antidilutive.

    CONSOLIDATION

    The consolidated financial statements include the accounts of Amylin Pharmaceuticals, Inc. ("Amylin" or the "Company") and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

    RECLASSIFICATIONS

    Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2.  INVESTMENTS

    The Company has classified its debt securities as available-for-sale, and accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be "other-than-temporary" (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

3.  STOCKHOLDERS' EQUITY

    On February 22, 2000, the Company completed a private stock offering of 8,333,334 shares of common stock at a price of $12.00 per share. Net proceeds from this transaction were approximately $95.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to risks and uncertainties regarding, among other things, the timing of submissions for regulatory approvals for SYMLIN(TM) (pramlintide acetate) and, if approvals are received, time to market thereafter, our ability to commercialize SYMLIN, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN and AC2993 (synthetic exendin-4), and the results of our preclinical and clinical studies of our drug candidates, including AC2993 and AC3056. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in our annual report on Form 10-K for the year ended December 31, 1999, under the heading "Risk Factors."

BACKGROUND

    Amylin Pharmaceuticals, Inc. is engaged in the discovery of potential drug candidates for the treatment of metabolic disorders.

    Since our inception in September 1987, we have devoted substantially all of our resources to research and development programs, including research and development of SYMLIN and AC2993. Substantially all of our revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. We have no product sales and have not received any revenues from the sale of products. We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. As of March 31, 2000, our accumulated deficit was approximately $301 million.

    From June 1995 to August 1998, we collaborated with Johnson & Johnson on the development and commercialization of SYMLIN pursuant to a worldwide collaboration agreement. Under the collaboration agreement, Johnson & Johnson made payments to us totaling approximately $174 million. These payments included funding of one-half of the SYMLIN development costs during the term of the agreement, draw downs from the development loan facility under a loan and security agreement, the purchase of $30 million of our common stock, milestone, license and option fee payments, and the funding of SYMLIN pre-marketing costs. The Johnson & Johnson collaboration terminated in August 1998. As a result of Johnson & Johnson's withdrawal from the collaboration, Johnson & Johnson relinquished all its rights to share in SYMLIN profits. Additionally, all product and other rights associated with SYMLIN and related compounds reverted to us.

    In 1998, due to the termination of the Johnson & Johnson collaboration and the receipt of results from clinical trials in October 1998 that were not as expected, we significantly reduced our workforce and implemented other changes to our operations to substantially reduce our expenses. On March 24, 1999, we completed a $15 million private placement of shares of 5% Series A Convertible Preferred Stock to a select group of investors. The financing was led by $6.7 million in investments by selected members of our board of directors and their affiliated funds. On October 7, 1999, we completed an $18.5 million private placement of shares of common stock. These funds were raised from a select group of institutional and private investors, predominately those investors who participated in the March 1999 financing.

    In late 1999, we reported positive phase 3 clinical study results upon completion of clinical trials for SYMLIN, our lead drug candidate for type 1 and insulin-using type 2 diabetes. Based on the results of the clinical studies to date, we believe we have sufficient data to support the submission of a New Drug Application to the Food and Drug Administration and a submission to European regulatory authorities for marketing approval.

    Following the completion of the clinical studies described above, we judiciously began a ramp-up of our internal workforce and external contractors to prepare us for the filing of the NDA and the submission to European regulatory authorities, the planned commercialization of SYMLIN and also to enable us to continue research and development of our other drug candidates, including AC2993 and AC3056.

    On February 22, 2000, we completed a private placement of $100 million of common stock sold to select institutional and other private investors, generating net proceeds of $95.7 million.

    We have recently completed the detailed work plan for the SYMLIN NDA. The NDA will include the supporting data for the use of SYMLIN in both type 1 and insulin-using type 2 diabetes. It will also include supporting data for three bulk drug suppliers, two suppliers of finished dosage products and one supplier of injector pens. Data for both pen/cartridge and syringe/vial presentations will be included in the submission. Based on our detailed plans of the remaining tasks to be completed, our current intentions are to file the expanded NDA for SYMLIN in the fourth quarter of this year, rather than our previously indicated mid-2000 timeframe. We anticipate a submission to European regulatory authorities later in the fourth quarter or early in 2001.

    On May 15, 2000, we signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, our second diabetes drug candidate. Based on results obtained to date from feasibility studies using Alkermes' formulation technology, the two companies believe that further development work is warranted, with the goal of developing a product that would allow a once a month administration of AC2993.

    Under the terms of the agreement, Alkermes has granted Amylin an exclusive, worldwide license to their formulation technology for the development and commercialization of injectable sustained release formulations of exendins, such as AC2993, and other related compounds that Amylin may develop. In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants to purchase Amylin common stock upon achieving certain development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

RESULTS OF OPERATIONS

    OPERATING EXPENSES

    Our total operating expenses for the quarter ended March 31, 2000 increased to $9.0 million from $5.4 million for the comparable period in 1999. Research and development expenses for the three months ended March 31, 2000 increased to $6.3 million from $3.9 million for the same period in 1999, and general and administrative expenses increased to $2.7 million from $1.5 million for the comparable 1999 period.

    The increases in research and development expenses in the first quarter reflects primarily external costs associated with our ongoing efforts to prepare a submission to the FDA for the marketing approval of SYMLIN and increased development costs associated with the AC2993 and AC3056 programs.

    The $1.2 million increase in general and administrative expenses is primarily the result of costs associated with the use of consultants during the quarter. Approximately $0.8 million of this increase represents non-cash charges resulting from stock based compensation to consultants and deferred compensation to directors, both attributable primarily to the increase in the quoted market value of our common stock during the quarter. In 1999, at a time when cash resources were limited, we secured the services of certain key consultants through the use of stock options that vest over the period that the consultant provides us services. Additionally, our directors have deferred a significant portion of their fees pursuant to a stock based deferred compensation plan.

    OTHER INCOME AND EXPENSE

    Interest and other income is comprised of interest income from investment of our cash and investments, external service income generated by our former Cabrillo division through April 1999 and credits from Magellan Laboratories Incorporated in connection with the sale of the Cabrillo division to Magellan. Interest and other income was $0.9 million for the three-month period ended March 31, 2000, compared to $0.2 million for the same period in 1999. The improvement in the current year reflects primarily interest earned on higher cash balances as a result of the proceeds from the February 2000 private placement of common stock.

    Interest and other expense is principally comprised of interest expense on long-term debt obligations. We have utilized debt financing to acquire laboratory and other equipment, to fund tenant improvements to our facilities, and for other working capital purposes. In addition, in accordance with the terms of the collaboration agreement, Johnson & Johnson advanced our share of SYMLIN pre-launch marketing expenses incurred during the term of the collaboration. Separately, in 1997, we received proceeds of approximately $30.6 million from a draw down under our development loan facility with Johnson & Johnson. The proceeds were used to fund our one-half share of development expenses for SYMLIN during a portion of that year. Both the development loan and the pre-marketing loan were provided under the terms and conditions of our loan and security agreement with Johnson & Johnson and must be repaid with interest over time in accordance with the terms of the loan agreement. The loan is secured by our issued patents and pending patent applications relating to the amylin hormone, including those related to SYMLIN.

    In conjunction with the borrowing under the development loan facility, we issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated value of the warrants is being amortized to interest expense over the life of the development loan facility.

    Interest and other expense was $1.5 million for both the three months ended March 31, 2000 and March 31, 1999.

    NET LOSS

    The net loss for the quarter ended March 31, 2000 was $9.5 million compared to a net loss of $6.6 million for the same period in 1999. The increase in the net loss reflects the increased operating expenses discussed above, partially offset by an increase in interest income.

    We expect to incur substantial operating losses for the remainder of 2000 and at least the next few years due to continuing expenses associated with the submission of the NDA for SYMLIN, the preparation for the commercialization of SYMLIN, our research and development programs including the clinical development of AC2993 and AC3056, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through private placements of common and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through our collaboration with Johnson & Johnson and debt financings.

    At March 31, 2000, we had approximately $111 million in cash, cash equivalents and short-term investments as compared to $22.5 million at December 31, 1999. In February 2000, we completed a private placement of $100 million of common stock sold to select institutional and other private investors, generating net proceeds of $95.7 million.

    At March 31, 2000, the total principal and interest due to Johnson & Johnson pursuant to the loan and security agreement discussed above was approximately $51.7 million, approximately $13.7 million of which relates to Johnson & Johnson's share of pre-launch marketing expenses. The debt shown on the consolidated balance sheet at March 31, 2000 of $46.6 million is net of a debt discount of $5.1 million attributable to the warrants issued to Johnson & Johnson.

    We intend to use our financial resources for continuing costs associated with the submission of the NDA for SYMLIN, the preparation for the planned commercialization of SYMLIN, our research and development programs including the clinical development of AC2993 and AC3056, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, technological advances, determination as to the commercial potential of the compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

    We do not expect to generate a positive internal cash flow for at least the next few years due to substantial additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general administrative expenses necessary to support such activities.

    Future capital requirements will depend on many factors, including our ability to complete the preparation of an NDA and a European application for marketing approval for SYMLIN, our ability to establish commercialization arrangements for SYMLIN and AC2993, our ability to progress with other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

    Prior to marketing, potential drug candidates developed must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. Subject to compliance with FDA and foreign authority regulations, we continue to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for drug candidates in humans. Further testing or use of SYMLIN, AC2993, AC3056, and our other drug candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, we or the regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. We may encounter problems in clinical trials that would cause the regulatory authorities or us to delay or suspend clinical trials. In addition, we may not obtain regulatory approval of any of our drug candidates for any indication. Products, if any, resulting from our research programs are not expected to be commercially available for a number of years.

    We believe that patent and other proprietary rights are important to our business, and in this regard we intend to file applications as appropriate for patents covering our products and processes. Litigation, which could result in substantial cost, may also be necessary to enforce our patents. Litigation, whether or not there is any basis for it, may also be required to determine the scope and validity of third-party proprietary rights.

    In June 1998, the Financial Standards Accounting Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. The impact on our financial statements is not expected to be material.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We invest our cash and short term investments primarily in U.S. government securities and marketable securities of financial institutions and corporations with strong credit ratings. These instruments have various short term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt approximate current market interest rates.

                          Part II - Other Information

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In February 2000, the Company completed a private stock sale of 8,333,334 shares of common stock to certain select institutional and private investors at a price of $12.00 per share, generating gross cash proceeds of approximately $100 million. Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, Warburg Dillon Read LLC, and Chase H&Q, a unit of Chase Securities, Inc., served as co-lead placement agents for the transaction, receiving aggregate fees of approximately $4.3 million. The Company intends to use the proceeds from this transaction for general corporate purposes. The Company has filed a registration statement on Form S-3 covering the resale of these securities.

        The sale and issuance of the common stock in the transaction described in the preceding paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in connection with this transaction. All recipients either received adequate information about the Company or had access to such information.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are included as part of this report:

 EXHIBIT NUMBER   DESCRIPTION
 --------------   -----------
    27            Financial Data Schedule

------------

   (b) Reports on Form 8-K: None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Amylin Pharmaceuticals, Inc.

Date: May 15, 2000                          By:    /s/ MARK G. FOLETTA
                                               ---------------------------------
                                                       Mark G. Foletta,
                                                 Vice President Finance and
                                                  Chief Financial Officer
                                         (on behalf of the registrant and as the
                                       registrant's principal financial officer)