Form 10-Q
period 2000-06-30
AMYLIN PHARMACEUTICALS INC
filed 2000-08-14
CIK 881464

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT AUGUST 4, 2000
                -----                     -----------------------------
    Common Stock, $.001 par value                   62,924,000

================================================================================

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
COVER PAGE........................................................................................           1

TABLE OF CONTENTS.................................................................................           2

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and                         3
           December 31, 1999......................................................................

           Condensed Consolidated Statements of Operations for the three months ended
           June 30, 2000 and 1999 (unaudited).....................................................           4

           Condensed Consolidated Statements of Operations for the six months ended
           June 30, 2000 and 1999 (unaudited) ....................................................           5

           Condensed Consolidated Statements of Cash Flows for the six months ended
           June 30, 2000 and 1999 (unaudited).....................................................           6

           Notes to Condensed Consolidated Financial Statements...................................           7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................           8

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.............................           12

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings......................................................................           *

ITEM 2.    Changes in Securities and Use of Proceeds..............................................           *

ITEM 3.    Defaults upon Senior Securities........................................................           *

ITEM 4.    Submission of Matters to a Vote of Security Holders....................................           13

ITEM 5.    Other Information......................................................................           *

ITEM 6.    Exhibits and Reports on Form 8-K.......................................................           14

SIGNATURE ........................................................................................           14

------------

*  No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         JUNE 30,          DECEMBER 31,
                                                                           2000                1999
                                                                      -------------       -------------
                                                                       (UNAUDITED)           (NOTE 1)
                                              Assets
Current Assets:
    Cash and cash equivalents ..................................      $  23,511,000       $   8,171,000
    Short-term investments .....................................         80,250,000          14,332,000
    Other current assets .......................................          1,679,000             831,000
                                                                      -------------       -------------
Total current assets ...........................................        105,440,000          23,334,000

Property and equipment, net ....................................            961,000             928,000

Patents and other assets, net ..................................          2,848,000           2,160,000
                                                                      -------------       -------------
                                                                      $ 109,249,000       $  26,422,000
                                                                      =============       =============

                   Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current Liabilities:
    Accounts payable ...........................................      $     931,000       $     359,000
    Accrued liabilities ........................................          5,292,000           4,501,000
    Current portion of obligation under capital
      leases and equipment notes payable .......................            826,000           1,115,000
                                                                      -------------       -------------
Total current liabilities ......................................          7,049,000           5,975,000

Obligation under capital leases and equipment notes payable ....          1,350,000           1,620,000

Notes payable to related party, net of discount ................         48,076,000          45,227,000

Stockholders' Equity (Net Capital Deficiency):
    Common stock, $.001 par value, 100,000,000 shares
    authorized, 62,898,000 and 53,972,000 issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively ...............................................             63,000              54,000
    Additional paid-in capital .................................        365,769,000         265,983,000
    Accumulated deficit ........................................       (311,900,000)       (291,729,000)
    Deferred compensation ......................................         (1,042,000)           (653,000)
    Accumulated other comprehensive loss .......................           (116,000)            (55,000)
                                                                      -------------       -------------
Total stockholders' equity (net capital deficiency) ............         52,774,000         (26,400,000)
                                                                      -------------       -------------
                                                                      $ 109,249,000       $  26,422,000
                                                                      =============       =============

     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                         -------------------------------
                                                                             2000               1999
                                                                         ------------       ------------
Operating expenses:
  Research and development ........................................      $  8,361,000       $  4,336,000
  General and administrative ......................................         2,493,000          1,296,000
                                                                         ------------       ------------
                                                                           10,854,000          5,632,000
                                                                         ------------       ------------
Loss from operations ..............................................       (10,854,000)        (5,632,000)

Interest and other income .........................................         1,707,000            496,000
Interest and other expense ........................................        (1,488,000)        (1,557,000)
                                                                         ------------       ------------
Net loss ..........................................................       (10,635,000)        (6,693,000)

Accrued dividends on preferred stock ..............................                --            204,000
                                                                         ------------       ------------

Net loss applicable to common stock ...............................      $(10,635,000)      $ (6,897,000)
                                                                         ============       ============

Net loss applicable to common stock per share-- basic and diluted .      $      (0.17)      $      (0.18)
                                                                         ============       ============

Shares used in computing net loss applicable to common stock
per share-- basic and diluted .....................................        62,845,000         37,198,000
                                                                         ============       ============


     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             2000               1999
                                                                         ------------       ------------
Operating expenses:
  Research and development ........................................      $ 14,613,000       $  8,222,000
  General and administrative ......................................         5,204,000          2,764,000
                                                                         ------------       ------------
                                                                           19,817,000         10,986,000
                                                                         ------------       ------------
Loss from operations ..............................................       (19,817,000)       (10,986,000)

Interest and other income .........................................         2,596,000            672,000
Interest and other expense ........................................        (2,950,000)        (3,010,000)
                                                                         ------------       ------------
Net loss ..........................................................       (20,171,000)       (13,324,000)

Accrued dividends on preferred stock ..............................                --            204,000
                                                                         ------------       ------------

Net loss applicable to common stock ...............................      $(20,171,000)      $(13,528,000)
                                                                         ============       ============

Net loss applicable to common stock per share-- basic and diluted..      $      (0.34)      $      (0.37)
                                                                         ============       ============

Shares used in computing net loss applicable to common stock
per share-- basic and diluted .....................................        60,189,000         37,011,000
                                                                         ============       ============


     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    2000                1999
                                                                               -------------       -------------
Operating activities:
 Net loss ...............................................................      $ (20,171,000)      $ (13,324,000)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
     Loss on sale of fixed assets .......................................                                196,000
     Depreciation and amortization ......................................            359,000             967,000
     Stock-based compensation ...........................................          1,137,000             141,000
     Amortization of debt discount from warrants ........................            599,000             599,000
     Accrued interest added to notes payable to related  party ..........          2,250,000           2,039,000
     Changes in operating assets and liabilities:
         Other current assets ...........................................           (788,000)            136,000
         Accounts payable ...............................................            572,000          (1,805,000)
         Accrued liabilities ............................................            978,000            (155,000)
         Patents, other assets and other, net ...........................           (704,000)           (217,000)
                                                                               -------------       -------------
             Net cash flows used for operating activities ...............        (15,768,000)        (11,423,000)

Investing activities:
    Purchases of short-term investments .................................       (365,927,000)
    Sales and maturities of short-term investments ......................        299,948,000
    Sales (purchases) of fixed assets, net ..............................           (314,000)          2,371,000
                                                                               -------------       -------------
        Net cash flows provided by (used for) investing activities ......        (66,293,000)          2,371,000

Financing activities:
    Principal payments on capital leases and equipment notes payable ....           (758,000)         (1,306,000)
    Issuance of common stock, net .......................................         98,159,000             240,000
    Issuance of convertible preferred stock .............................                             15,000,000
                                                                               -------------       -------------
       Net cash flows provided by financing activities ..................         97,401,000          13,934,000
                                                                               -------------       -------------

Change in cash and cash equivalents .....................................         15,340,000           4,882,000

Cash and cash equivalents at beginning of period ........................          8,171,000           8,787,000
                                                                               -------------       -------------
Cash and cash equivalents at end of period ..............................      $  23,511,000       $  13,669,000
                                                                               =============       =============

Supplemental disclosure of cash flow information:
 Interest paid ..........................................................      $      98,000       $     184,000
 Notes assumed upon sale of fixed assets ................................                          $   1,020,000
 Accrued dividends on preferred stock....................................                          $     204,000
 Warrants issued in sale of fixed assets ................................                          $      55,000


     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and June 30, 1999 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        PER SHARE DATA

        Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

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

2.      INVESTMENTS

        The Company has classified its debt securities as available-for-sale, and accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be "other-than-temporary" (of which there have been none to date) on available-for-sale securities are also included in interest and other income. The cost of securities sold is based on the specific identification method.

3.      STOCKHOLDERS' EQUITY

      On February 22, 2000, the Company completed a private stock offering of 8,333,334 shares of common stock at a price of $12.00 per share. Net proceeds from this transaction were approximately $95.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to risks and uncertainties regarding, among other things, the timing of submissions for regulatory approvals for SYMLIN(TM) (pramlintide acetate) and, if approvals are received, time to market thereafter, our ability to commercialize SYMLIN, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN and AC2993 (synthetic exendin-4), and the results of our preclinical and clinical studies of our drug candidates, including AC2993, AC2993-LAR and AC3056. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 1999, under the heading "Risk Factors."

BACKGROUND

        Amylin Pharmaceuticals, Inc. is engaged in the discovery of potential drug candidates for the treatment of metabolic disorders.

        Since our inception in September 1987, we have devoted substantially all of our resources to research and development programs, including research and development of SYMLIN and AC2993. Substantially all of our revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. We have no product sales and have not received any revenues from the sale of products. We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. As of June 30, 2000, our accumulated deficit was approximately $312 million.

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

        We have completed a detailed work plan for the SYMLIN NDA. The NDA will include the supporting data collected from our clinical trials for the use of SYMLIN for both type 1 and insulin-using type 2 diabetes. It will also include supporting data for three bulk drug suppliers, two suppliers of finished dosage products and one supplier of injector pens. Data from both pen/cartridge and syringe/vial presentations will be included in the submission. We plan to submit our NDA for SYMLIN in the fourth quarter of this year. We anticipate a submission to European regulatory authorities shortly thereafter.

        On May 15, 2000, we signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, or AC2993-LAR, with the goal of developing a product that would allow a once a month administration of AC2993.

        Under the terms of the agreement, Alkermes has granted Amylin an exclusive, worldwide license to its Medisorb (R) technology for the development and commercialization of injectable sustained release formulations of exendins, such as AC2993, and other related compounds that Amylin may develop. In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants to purchase Amylin common stock upon achieving specified development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000

        OPERATING EXPENSES

        Our total operating expenses for the quarter ended June 30, 2000 increased to $10.9 million from $5.6 million for the comparable period in 1999. Research and development expenses for the three months ended June 30, 2000 increased to $8.4 million from $4.3 million for the same period in 1999, and general and administrative expenses increased to $2.5 million from $1.3 million for the comparable 1999 period.

        The $4.1 million increase in research and development expenses in the second quarter reflects almost exclusively external costs associated with our ongoing efforts to prepare a submission to the FDA for the marketing approval of SYMLIN and increased external development costs associated with the AC2993 and AC3056 programs. A less significant factor is an increase in our internal headcount as compared to the prior year to manage our higher level of activity.

        The $1.2 million increase in general and administrative expenses in the current quarter reflects both an increase in our internal headcount over the prior year as well as costs associated with the use of consultants during the quarter. Approximately $0.8 million of this increase represents non-cash charges resulting from stock based compensation to consultants and deferred compensation to directors. In 1999, at a time when cash resources were limited, we secured the services of certain key consultants through the use of stock options that vest over the period that the consultant provides us services. Additionally, our directors have deferred a significant portion of their fees pursuant to a stock based deferred compensation plan.

        OTHER INCOME AND EXPENSE

        Interest and other income is comprised of interest income from investment of our cash and investments, external service income generated by our former Cabrillo division through April 1999 and credits from Magellan Laboratories Incorporated in connection with the sale of the Cabrillo division to Magellan. Interest and other income was $1.7 million for the three-month period ended June 30, 2000, compared to $0.5 million for the same period in 1999. The improvement in the current year reflects primarily investment earnings on higher cash balances as a result of the proceeds from the February 2000 private placement of common stock.

        Interest and other expense is principally comprised of interest expense on long-term debt obligations. In the past, we have utilized debt financing to acquire laboratory and other equipment, to fund tenant improvements to our facilities, and for other working capital purposes. In addition, in accordance with the terms of the collaboration agreement, Johnson & Johnson advanced our share of SYMLIN pre-launch marketing expenses incurred during the term of the collaboration. Interest accrues on this loan at the prime rate and is added to principal on a quarterly basis. Separately, in 1997, we received proceeds of approximately $30.6 million from a draw down under our development loan facility with Johnson & Johnson. The proceeds were used to fund our one-half share of development expenses for SYMLIN during a portion of that year. Interest accrues on the development loan facility at 9% and is compounded annually. Both the pre-marketing loan and the development loan are provided for under the terms and conditions of our loan and security agreement with Johnson & Johnson and must be repaid with accrued interest over time in accordance with the terms of the loan agreement. The loan is secured by our issued patents and pending patent applications relating to the amylin hormone, including those related to SYMLIN.

        Additionally, in conjunction with the borrowing under the development loan facility, we issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The estimated value of the warrants at the date of issuance is being amortized to interest expense over the life of the development loan facility.

        Interest and other expense was $1.5 million for the three months ended June 30, 2000 compared to $1.6 million for the three months ended June 30, 1999.

        NET LOSS

        The net loss for the quarter ended June 30, 2000 was $10.6 million compared to a net loss of $6.7 million for the same period in 1999. The increase in the net loss reflects the increased operating expenses discussed above, partially offset by the improvement in interest and other income. The net loss available to common stock was $10.6 million in the current quarter compared to $6.9 million in the comparable 1999 period. The prior year included $0.2 million of accrued dividends on preferred stock, which was converted to common stock in September 1999.

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

SIX MONTHS ENDED JUNE 30, 2000

        OPERATING EXPENSES

        Our total operating expenses for the six months ended June 30, 2000 increased to $19.8 million from $11.0 million for the comparable period in 1999. Research and development expenses for the six months ended June 30, 2000 increased to $14.6 million from $8.2 million for the same period in 1999, and general and administrative expenses increased to $5.2 million from $2.8 million for the comparable 1999 period.

        The $6.4 million increase in research and development expenses in the current six-month period is due primarily to external costs associated with our ongoing efforts to prepare a submission to the FDA for the marketing approval of SYMLIN and increased development costs associated with our AC2993 and AC3056 programs. The $2.4 million increase in general and administrative expenses in the current six-month period is due the same factors that influenced similar fluctuations in the second quarter discussed above. Approximately $1.7 million of this increase represents non-cash charges resulting from stock-based compensation to consultants and deferred compensation to directors.

        OTHER INCOME AND EXPENSE

        Interest and other income was $2.6 million for the six-month period ended June 30, 2000, compared to $0.7 million for the same period in 1999. The improvement in the current year reflects investment earnings on higher cash balances as a result of the proceeds from the February 2000 private placement of common stock.

        Interest and other expense was $3.0 million for both the six months ended June 30, 2000 and the comparable period in 1999.

        NET LOSS

        The net loss for the six months ended June 30, 2000 was $20.2 million compared to a net loss of $13.3 million for the same period in 1999. The increase in the net loss reflects the increased operating expenses discussed above, partially offset by the improvement in interest and other income. The net loss applicable to common stock was $20.2 million in the current year compared to $13.5 million in the prior year, which included $.2 million of accrued dividends on preferred stock that was converted to common stock in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through private placements of common and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through our collaboration with Johnson & Johnson and debt financings.

        At June 30, 2000, we had approximately $103.8 million in cash, cash equivalents and short-term investments as compared to $22.5 million at December 31, 1999. In February 2000, we completed a private placement of $100 million of common stock sold to select institutional and other private investors, generating net proceeds of $95.7 million.

        At June 30, 2000, the total principal and interest due to Johnson & Johnson pursuant to the loan and security agreement discussed above was approximately $52.9 million, approximately $14.0 million of which relates to Johnson & Johnson's share of pre-launch marketing expenses. The debt reported on the consolidated balance sheet at June 30, 2000 of $48.1 million is net of a debt discount of $4.8 million attributable to the warrants issued to Johnson & Johnson.

        We intend to use our financial resources for continuing costs associated with the submission of the NDA for SYMLIN, the preparation for the planned commercialization of SYMLIN, our research and development programs including the clinical development of AC2993, AC2993-LAR and AC3056, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, technological advances, determination as to the commercial potential of the compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

        We do not expect to generate a positive internal cash flow for at least the next few years due to substantial additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general administrative expenses necessary to support such activities.

        The rate at which we use our current cash balances as well as any future capital requirements will depend on many factors, including our ability to complete the preparation of an NDA and a European application for marketing approval for SYMLIN, our ability to establish commercialization arrangements for SYMLIN and our other drug candidates, our ability to progress with other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

        In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In June 2000, SAB No. 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. To the extent SAB No. 101 would be applicable and have a material impact, the Company would implement this new pronouncement beginning with the fourth quarter of 2000.

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 is not expected to materially impact the Company in 2000.

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


                          PART II - OTHER INFORMATION

ITEM    4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on June 1, 2000. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved our Non-Employee Directors' Stock Option Plan, as amended, and (iii) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000.

        We had 62,713,248 shares of Common Stock outstanding as of April 3, 2000, the record date for the Annual Meeting. At the Annual Meeting, 48,588,363 shares of Common Stock were present in person or represented by proxy for the three proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

                                      SHARES VOTING              SHARES
DIRECTOR                                IN FAVOR                 WITHHELD
--------                              -------------              --------
James C. Blair, Ph.D.                  48,444,777                143,586
Vaughn D. Bryson                       48,440,877                147,486
Joseph C. Cook, Jr.                    48,444,771                143,592
Ginger L. Graham                       48,442,766                145,597
Howard E. Greene, Jr.                  48,383,371                204,992
Vaughn M. Kailian                      48,366,066                222,297
Donald H. Rumsfeld                     48,437,714                150,649
Jay S. Skyler, M.D.                    48,439,672                148,691


Proposal 2: Approval of the Non-Employee Directors' Stock Option Plan, as amended

Votes in Favor:    47,691,638
Votes Against:        764,154
Abstentions:          132,571


Proposal 3: Ratification of Selection of Independent Auditors

Votes in Favor:    48,297,602
Votes Against:         92,337
Abstentions:          198,424

ITEM    6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included as part of this report:

 EXHIBIT NUMBER   DESCRIPTION
 --------------   -----------
    10.48*        Development and License Agreement dated May 15, 2000 between the Registrant and Alkermes Controlled Therapeutics Inc. II

    27            Financial Data Schedule

------------
 * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

        (b) Reports on Form 8-K: None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Amylin Pharmaceuticals, Inc.

Date: August 14, 2000               By:        /s/ MARK G. FOLETTA
                                       -----------------------------------------
                                                   Mark G. Foletta,
                                              Vice President Finance and
                                               Chief Financial Officer
                                       (on behalf of the registrant and as the
                                       registrant's principal financial officer)