Form 10-Q
period 2000-09-30
AMYLIN PHARMACEUTICALS INC
filed 2000-11-14
CIK 881464

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                    OUTSTANDING AT NOVEMBER 3, 2000
                -----                    -------------------------------
    Common Stock, $.001 par value                    63,242,000



===============================================================================

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
COVER PAGE ........................................................................          1

TABLE OF CONTENTS .................................................................          2

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
         and December 31, 1999 ....................................................          3

         Condensed Consolidated Statements of Operations for the three months ended
         September 30, 2000 and 1999 (unaudited) ..................................          4

         Condensed Consolidated Statements of Operations for the nine months ended
         September 30, 2000 and 1999 (unaudited) ..................................          5

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999 (unaudited) ..................................          6

         Notes to Condensed Consolidated Financial Statements .....................          7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ....................................................          8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ...............         13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ........................................................          *

ITEM 2.  Changes in Securities and Use of Proceeds ................................          *

ITEM 3.  Defaults upon Senior Securities ..........................................          *

ITEM 4.  Submission of Matters to a Vote of Security Holders ......................          *

ITEM 5.  Other Information ........................................................          *

ITEM 6.  Exhibits and Reports on Form 8-K .........................................         13

SIGNATURE .........................................................................         14

------------

*  No information provided due to inapplicability of item.

                          AMYLIN PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2000                   1999
                                                                          -------------          -------------
                                                                           (UNAUDITED)              (NOTE 1)
                                                  Assets
Current Assets:
    Cash and cash equivalents ...................................         $  15,283,000          $   8,171,000
    Short-term investments ......................................            78,206,000             14,332,000
    Other current assets ........................................             2,484,000                831,000
                                                                          -------------          -------------
Total current assets ............................................            95,973,000             23,334,000

Property and equipment, net .....................................             1,760,000                928,000

Patents and other assets, net ...................................             2,929,000              2,160,000
                                                                          -------------          -------------
                                                                          $ 100,662,000          $  26,422,000
                                                                          =============          =============

                         Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current Liabilities:
    Accounts payable ............................................         $   1,080,000          $     359,000
    Accrued liabilities .........................................             4,672,000              4,501,000
    Current portion of obligation under capital
      leases and equipment notes payable ........................               540,000              1,115,000
                                                                          -------------          -------------
Total current liabilities .......................................             6,292,000              5,975,000

Obligation under capital leases and equipment notes payable .....             1,215,000              1,620,000

Notes payable to related party, net of discount .................            49,527,000             45,227,000

Stockholders' Equity (Net Capital Deficiency):
    Common stock, $.001 par value, 100,000,000 shares
      authorized, 63,030,404 and 53,972,000 issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively ....                63,000                 54,000
    Additional paid-in capital ..................................           366,040,000            265,983,000
    Accumulated deficit .........................................          (321,926,000)          (291,729,000)
    Deferred compensation .......................................              (617,000)              (653,000)
    Accumulated other comprehensive income (loss) ...............                68,000                (55,000)
                                                                          -------------          -------------
Total stockholders' equity (net capital deficiency) .............            43,628,000            (26,400,000)
                                                                          -------------          -------------
                                                                          $ 100,662,000          $  26,422,000
                                                                          =============          =============



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                        2000                  1999
                                                                                    ------------          ------------
Operating expenses:
  Research and development ................................................         $  8,730,000          $  4,391,000
  General and administrative ..............................................            2,099,000             1,652,000
                                                                                    ------------          ------------
                                                                                      10,829,000             6,043,000
                                                                                    ------------          ------------
Loss from operations ......................................................          (10,829,000)           (6,043,000)

Interest and other income .................................................            2,368,000               651,000
Interest and other expense ................................................           (1,565,000)           (1,428,000)
                                                                                    ------------          ------------
Net loss ..................................................................          (10,026,000)           (6,820,000)

Accrued dividends on preferred stock ......................................                   --               131,000
                                                                                    ------------          ------------

Net loss applicable to common stock .......................................         $(10,026,000)         $ (6,951,000)
                                                                                    ============          ============

Net loss applicable to common stock per share -- basic and diluted ........         $      (0.16)         $      (0.17)
                                                                                    ============          ============


Shares used in computing net loss applicable to common stock
  per share -- basic and diluted ...........................................          62,935,000            41,294,000
                                                                                    ============          ============



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                   2000                  1999
                                                                               ------------          ------------
Operating expenses:
  Research and development ...........................................         $ 23,344,000          $ 12,613,000
  General and administrative .........................................            7,303,000             4,416,000
                                                                               ------------          ------------
                                                                                 30,647,000            17,029,000
                                                                               ------------          ------------
Loss from operations .................................................          (30,647,000)          (17,029,000)

Interest and other income ............................................            4,960,000             1,323,000
Interest and other expense ...........................................           (4,511,000)           (4,438,000)
                                                                               ------------          ------------
Net loss .............................................................          (30,198,000)          (20,144,000)

Accrued dividends on preferred stock .................................                   --               335,000
                                                                               ------------          ------------

Net loss applicable to common stock ..................................         $(30,198,000)         $(20,479,000)
                                                                               ============          ============

Net loss applicable to common stock per share -- basic and diluted ...         $      (0.49)         $      (0.53)
                                                                               ============          ============


Shares used in computing net loss applicable to common stock
  per share -- basic and diluted .....................................           61,111,000            38,453,000
                                                                               ============          ============



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                    ------------------------------------
                                                                                        2000                   1999
                                                                                    -------------          -------------
Operating activities:
 Net loss .................................................................         $ (30,198,000)         $ (20,144,000)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
     Loss on sale of fixed assets .........................................                    --                193,000
     Depreciation and amortization ........................................               321,000              1,138,000
     Stock-based compensation .............................................             1,300,000                 95,000
     Amortization of debt discount from warrants ..........................               898,000                898,000
     Accrued interest added to notes payable to related party .............             3,402,000              3,063,000

     Changes in operating assets and liabilities:
         Other current assets .............................................            (1,893,000)               (71,000)
         Accounts payable .................................................               721,000             (1,544,000)
         Accrued liabilities ..............................................                83,000                293,000
         Patents, other assets and other, net .............................              (556,000)               209,000
                                                                                    -------------          -------------
             Net cash flows used for operating activities .................           (25,922,000)           (15,870,000)

  Investing activities:
         Purchases of short-term investments ..............................          (458,816,000)               (42,000)
         Sales and maturities of short-term investments ...................           395,065,000               (522,000)
         Sales (purchases) of fixed assets, net ...........................              (732,000)             2,401,000
                                                                                    -------------          -------------
            Net cash flows provided by (used for) investing activities ....           (64,483,000)             1,837,000


Financing activities:
    Principal payments on capital leases and equipment notes payable ......              (905,000)            (1,782,000)
    Issuance of common stock, net .........................................            98,422,000                763,000
    Issuance of convertible preferred stock ...............................                    --             15,000,000
                                                                                    -------------          -------------
       Net cash flows provided by financing activities ....................            97,517,000             13,981,000
                                                                                    -------------          -------------

Change in cash and cash equivalents .......................................             7,112,000                (52,000)

Cash and cash equivalents at beginning of period ..........................             8,171,000              8,787,000
                                                                                    -------------          -------------
Cash and cash equivalents at end of period ................................         $  15,283,000          $   8,735,000
                                                                                    =============          =============

Supplemental disclosure of cash flow information:
 Interest paid ............................................................         $     145,000          $     236,000
 Notes assumed upon sale of fixed assets ..................................         $          --          $   1,020,000
 Accrued dividends on preferred stock .....................................         $          --          $     335,000
 Fair value of warrants issued as consideration ...........................         $     271,000          $      55,000



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        Since our inception in September 1987, we have devoted substantially all of our resources to research and development programs, including research and development of SYMLIN and AC2993. Substantially all of our revenues to date have been derived from fees and expense reimbursements under collaborative agreements and from interest income. We have no product sales and have not received any revenues from the sale of products. We have been unprofitable since inception and expect to incur significant additional operating losses for at least the next few years. As of September 30, 2000, our accumulated deficit was approximately $322 million.

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

        We have completed a detailed work plan for the SYMLIN NDA. The NDA will include the supporting data collected from our clinical trials for the use of SYMLIN for both type 1 and insulin-using type 2 diabetes. It will also include supporting data for three bulk drug suppliers, two suppliers of finished dosage products and one supplier of injector pens. Data from both pen/cartridge and syringe/vial presentations will be included in the submission. We plan to submit our NDA for SYMLIN before the end of the calendar year. We anticipate a submission to European regulatory authorities shortly thereafter.

        On May 15, 2000, we signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, or AC2993-LAR, with the goal of developing a product that would allow a once a month administration of AC2993.

        Under the terms of the agreement, Alkermes has granted Amylin an exclusive, worldwide license to its Medisorb(R) technology for the development and commercialization of injectable sustained-release formulations of exendins, such as AC2993, and other related compounds that Amylin may develop. In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants to purchase Amylin common stock upon achieving specified development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales. On October 17, 2000, Amylin accepted the feasibility work performed by Alkermes, triggering the requirement to make a milestone payment of $625,000 and the issuance of a warrant to Alkermes to purchase 25,000 shares of common stock at $10.55 per share.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000

        OPERATING EXPENSES

        Our total operating expenses for the quarter ended September 30, 2000 increased to $10.8 million from $6.0 million for the comparable period in 1999. Research and development expenses for the three months ended September 30, 2000 increased to $8.7 million from $4.4 million for the same period in 1999, and general and administrative expenses increased to $2.1 million from $1.7 million for the comparable 1999 period.

        The $4.3 million increase in research and development expenses in the current quarter, as compared to the same period in 1999, reflects almost exclusively external costs associated with our ongoing efforts to prepare a submission to the FDA for the marketing approval of SYMLIN, as well as increased development costs associated with the AC2993, AC2993-LAR and AC3056 programs. A less significant factor affecting the current third quarter results was an increase in our internal headcount as compared to the prior year to manage our higher level of activity.

        The $0.4 million increase in general and administrative expenses in the current quarter reflects primarily an increase in our internal headcount as well as costs associated with the use of consultants.

        OTHER INCOME AND EXPENSE

        Interest and other income was $2.4 million for the three-month period ended September 30, 2000, compared to $0.7 million for the same period in 1999. This improvement in interest and other income in the current year reflects investment earnings on higher cash balances as a result of the proceeds from the February 2000 private placement of common stock. In addition, we had a non-recurring gain of $0.6 million in the current quarter associated with a sales tax refund.

        Interest and other expense is principally comprised of interest expense on long-term debt obligations. In the past, we have utilized debt financing to acquire laboratory and other equipment, to fund tenant improvements to our facilities, and for other working capital purposes. In addition, in accordance with the terms of the collaboration agreement, Johnson & Johnson advanced our share of SYMLIN pre-launch marketing expenses incurred during the term of the collaboration. Interest accrues on this loan at the prime rate, and is added to principal on a quarterly basis. Separately, in 1997, we received proceeds of approximately $30.6 million from a draw down under our development loan facility with Johnson & Johnson. The proceeds were used to fund our one-half share of development expenses for SYMLIN during a portion of that year. Interest accrues on the development loan facility at 9% and is compounded annually. Both the pre-marketing loan and the development loan are provided for under the terms and conditions of our loan and security agreement with Johnson & Johnson and must be repaid with accrued interest over time in accordance with the terms of the loan agreement. The loan is secured by our issued patents and pending patent applications relating to the amylin hormone, including those related to SYMLIN.

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

        Interest and other expense was $1.6 million for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. The increase in interest and other expense in the current year is the result of slightly higher Johnson & Johnson debt levels due to interest added to principal.

        NET LOSS

        The net loss for the quarter ended September 30, 2000 was $10.0 million compared to a net loss of $6.8 million for the same period in 1999. The increase in the net loss reflects the increased operating expenses discussed above, partially offset by the improvement in interest and other income. The net loss available to common stock was $10.0 million in the current quarter compared to $7.0 million in the comparable 1999 period. The prior year included $0.2 million of accrued dividends on preferred stock, which was converted to common stock in September 1999.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000

        OPERATING EXPENSES

        Our total operating expenses for the nine months ended September 30, 2000 increased to $30.6 million from $17.0 million for the comparable period in 1999. Research and development expenses for the nine months ended September 30, 2000 increased to $23.3 million from $12.6 million for the same period in 1999, and general and administrative expenses increased to $7.3 million from $4.4 million for the comparable 1999 period.

        The $10.7 million increase in research and development expenses in the current nine-month period is due primarily to external costs associated with our ongoing efforts to prepare a submission to the FDA for the marketing approval of SYMLIN and increased development costs associated with our AC2993, AC2993-LAR and AC3056 programs. The $2.9 million increase in general and administrative expenses in the current nine-month period is due primarily to an increase in our number of employees as well as costs associated with the use of consultants. Approximately $1.3 million of this increase represents non-cash charges resulting from stock-based compensation to consultants and deferred compensation to directors.

        OTHER INCOME AND EXPENSE

        Interest and other income was $5.0 million for the nine-month period ended September 30, 2000, compared to $1.3 million for the same period in 1999. This improvement in interest and other income in the current year primarily reflects investment earnings on higher cash balances as a result of the proceeds from the February 2000 private placement of common stock.

        Interest and other expense was $4.5 million for the nine months ended September 30, 2000 and $4.4 million for the comparable period in 1999.

        NET LOSS

        The net loss for the nine months ended September 30, 2000 was $30.2 million compared to a net loss of $20.1 million for the same period in 1999. The increase in the net loss reflects the increased operating expenses discussed above, partially offset by the improvement in interest and other income. The net loss applicable to common stock was $30.2 million in the current year compared to $20.5 million in the prior year, which included $.4 million of accrued dividends on preferred stock that was converted to common stock in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through private placements of common and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through our collaboration with Johnson & Johnson and debt financings.

        At September 30, 2000, we had approximately $93.5 million in cash, cash equivalents and short-term investments compared to $22.5 million at December 31, 1999. In February 2000, we completed a private placement of $100 million of common stock sold to select institutional and other private investors, generating net proceeds of $95.7 million.

        Our net cash expenditures for the three months ended September 30, 2000 and the nine months ended September 30, 2000 were $9.7 million and $24.1 million, respectively. We expect the rate of these cash expenditures to grow moderately over the next four quarters as a result of the ramp-up of certain activities related to preparation for commercialization of SYMLIN, in addition to expanded development costs associated with the AC2993, AC2993-LAR and AC3056 programs. We expect these increased expenditures to be partially offset by a reduction in costs related to the SYMLIN NDA preparation due to the anticipated completion of our NDA submission before the end of the calendar year. We intend to delay the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force, whether costs to be incurred internally or as part of a strategic alliance, until receipt of approval by the Food and Drug Administration of the SYMLIN NDA.

        At September 30, 2000, the total principal and interest due to Johnson & Johnson pursuant to the loan and security agreement discussed above was approximately $54.0 million, approximately $14.4 million of which relates to Johnson & Johnson's share of pre-launch marketing expenses. The debt reported on the consolidated balance sheet at September 30, 2000 of $49.5 million is net of a debt discount of $4.5 million attributable to the warrants issued to Johnson & Johnson.

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

--------------

        (b) Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Amylin Pharmaceuticals, Inc.

Date: November 14, 2000                     By:      /s/ MARK G. FOLETTA
                                               ---------------------------------
                                                       Mark G. Foletta,
                                                  Vice President Finance and
                                                    Chief Financial Officer
                                               (on behalf of the registrant and
                                                 as the registrant's principal
                                                      financial officer)