Form 10-K405
period 2000-12-31
AMYLIN PHARMACEUTICALS INC
filed 2001-03-30
CIK 881464

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 2001 was $395,044,000.*

    The number of shares outstanding of the Registrant's Common Stock was 63,469,176 as of March 2, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders to be held on May 24, 2001 (the "2001 Annual Meeting") are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2000.
---------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at March 2, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are described below in "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update any forward looking statement.

                                     PART I

ITEM 1. BUSINESS

  Amylin Pharmaceuticals, Inc.

     Amylin Pharmaceuticals, Inc is engaged in the discovery, development and commercialization of potential drug candidates for the treatment of metabolic disorders.

     We pioneered research of a hormone called amylin. We are developing SYMLIN(TM) (pramlintide acetate) for the treatment of people with diabetes who use insulin. SYMLIN is a synthetic analog of the human hormone, amylin, that was invented by our scientists. We have completed clinical testing of SYMLIN that we believe is sufficient to support United States Food and Drug administration approval to market SYMLIN. We submitted a New Drug Application for SYMLIN to the FDA in December 2000 and this application was filed for review by the FDA in January 2001. We anticipate submitting a Marketing Approval Application for SYMLIN to European regulatory authorities in the second quarter of 2001.

     We are developing our second drug candidate, AC2993, for the treatment of type 2 diabetes. AC2993, which is our code name for synthetic exendin-4, is currently in Phase 2 clinical studies. Exendin-4 is a naturally occurring peptide originally isolated from the salivary secretions of the Gila monster.

     Our third drug candidate, AC3056, is a compound in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel). We filed an Investigational New Drug Application for AC3056 with the FDA in June 2000 and commenced Phase 1 clinical trials shortly thereafter. We are evaluating AC3056 for potential utility in the treatment of metabolic disorders relating to cardiovascular disease.

     In May 2000, we entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, or AC2993 LAR, with the goal of developing a formulation that would enable a once a month administration of AC2993. In March 2001, Alkermes commenced a Phase 1 study of AC2993 LAR in Europe, which we are funding.

  Amylin, the Hormone

     Amylin is a hormone that was discovered at Oxford University and reported in 1987. Amylin is made in and secreted from the same cells in the pancreas that make and secrete insulin. These pancreatic cells are called "beta" cells. Amylin and insulin work together with another pancreatic hormone, glucagon, to maintain normal glucose concentrations.

     Amylin concentrations normally increase after meals. However, in people with type 1 diabetes, amylin concentrations are extremely low or undetectable under fasting conditions, and do not increase after meals. In type 2 diabetes patients whose disease has progressed to the point where they need insulin therapy, the normal post-meal increase in amylin concentrations does not occur.

     Amylin has been shown in animal studies to function as a neuroendocrine hormone. It is secreted into peripheral circulation but exerts its effects through interactions with selective binding sites in the brain. Interactions with these selective binding sites lead to multiple actions involved in the regulation of nutrient uptake. These actions include inhibiting the release of glucagon, a glucose-elevating hormone, slowing the emptying of the contents of the stomach into the small intestine, slowing the rate of digestion of food in the stomach and small intestine and inhibiting food intake. Inhibiting glucagon release and slowing of the emptying of the stomach are actions of amylin that have been demonstrated to occur in humans.

  Diabetes

     Diabetes is a major global health problem, and is the fourth or fifth leading cause of death in most developed countries. The American Diabetes Association estimates that the total annual economic cost of diabetes in the US in 1997 was $98 billion. The 1997 per capita cost of health care for people with diabetes was $10,071, nearly four times that for people without diabetes. In 1997, an estimated 124 million people worldwide had diabetes -- about 2% of the world's population. Of these people, approximately 3.5 million had type 1 diabetes, and approximately 120.5 million had type 2 diabetes.

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

     In both type 1 and type 2 diabetes, poor control of blood sugar, also known as blood glucose, concentrations has been shown to result in long-term complications. Effective treatments for diabetes target the control of blood glucose to limit complications involving small blood vessels, such as retinopathy (eye damage), nephropathy (kidney damage), neuropathy (nerve damage), and peripheral vascular disease. Other metabolic effects resulting from diabetes and associated metabolic disorders such as high blood pressure, abnormal fat metabolism (dyslipidemia) and obesity, may result in complications involving large blood vessels, which lead to heart attacks, strokes and amputations of lower extremities. It is these complications and associated metabolic disorders among people with diabetes that lead to increased pain, suffering and early death compared with the general population.

     A recognized indicator of average blood glucose concentrations over a 3- to 4-month period is called HbA1c, an abbreviation for glycated hemoglobin. Lower HbA1c values indicate better blood glucose control. HbA1c values in people without diabetes are usually less than 6%, indicating that less than 6% of the hemoglobin in their red blood cells has been modified by glucose. American Diabetes Association Clinical Practice Recommendations (1999) suggest that people with diabetes should aim for an HbA1c value that is lower than 7%. Fewer than 10% of people with diagnosed diabetes in the US are able to achieve the American Diabetes Association's recommended glucose control targets even with available drug therapies such as insulin, indicating a clear therapeutic need. Further, there is a pressing need to develop new treatment strategies that improve the overall metabolic profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

     In 1993, a landmark study in type 1 diabetes, called the Diabetes Control and Complications Trial (DCCT), showed that improved glucose control -- as measured by any reduction in HbA1c -- reduced the incidence of long-term complications. In 1998, a similar landmark study in type 2 diabetes, the United Kingdom Prospective Diabetes Study (UKPDS), reported similar conclusions for type 2 diabetes.

     Aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of low blood glucose concentrations, called hypoglycemia, and weight gain. For example, the UKPDS found that people with type 2 diabetes who used an intensive insulin regimen had gained approximately 5.5 pounds at the end of 24 months.

  SYMLIN(TM) (pramlintide acetate)

     The primary patient population focus for SYMLIN is people with diabetes whose therapy includes at least one daily insulin injection. We estimate that this group is made up of 8.2 million people in North America and Europe, based on published and proprietary estimates. Within this population group, approximately 1.9 million people (23%) have type 1 diabetes, and the remaining
6.3 million (77%) have type 2 diabetes.

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

     Over 3,500 participants took part in our completed Phase 3 studies for SYMLIN. We completed six double-blind, placebo-controlled studies (two in type 1 diabetes in the US, two in type 2 diabetes in the US, one each in type 1 and type 2 diabetes in Europe/Canada). In double-blind, placebo-controlled studies neither the physician or the patient knows which patients are receiving the study drug and which patients are receiving placebo (inactive material). Additionally, we completed two longer term open-label safety studies and open-label extensions of the Phase 3 placebo-controlled studies to assess longer-term effects of SYMLIN. In open-label studies, all participants receive study drug. Our Phase 3 studies are summarized below.

  First Set of Phase 3 Clinical Studies: Studies IA and IIA

     Based on findings in Phase 2 studies, initial Phase 3 clinical studies were conducted in the United States to explore the effects of SYMLIN administration (in addition to insulin) for one year on metabolic control in people with diabetes. Study IA examined the effects of SYMLIN administration in people with type 1 diabetes and Study IIA examined the effects of SYMLIN administration in people with type 2 diabetes who use insulin. We reported the results of both initial Phase 3 studies in August 1997.

     In Study IA, participants receiving 30/60 micrograms of SYMLIN four times a day achieved a sustained, statistically significant decrease in HbA1c from baseline at one year, compared with those who received insulin alone (--0.4% for SYMLIN; --0.1% insulin only) without an increase in the frequency of patient-reported severe hypoglycemic events. In addition, patients receiving SYMLIN did not gain weight. Instead, they achieved a weight loss, while those receiving only insulin gained weight, a common result of intensifying insulin therapy. After one year, SYMLIN recipients had a statistically significant improvement in body weight compared to the participants who received insulin alone. A positive effect on the lipid profiles of patients receiving SYMLIN was also observed.

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

  Second Set of Phase 3 Clinical Studies: Studies IB and IIB

     In October 1998, we announced results from two six-month Phase 3 European/Canadian studies of SYMLIN, one in type 1 diabetes (Study IB) and one in insulin-using type 2 diabetes (Study IIB). In Study IB, the average reduction in HbA1c after 26 weeks of SYMLIN treatment compared with those who received insulin alone was 0.2% for the 90 micrograms two or three times a day dosage groups, and 0.3% for the 60 micrograms three times a day dosage group. Unexpectedly, the glucose control effect observed in the group who received the highest SYMLIN dosage (90 micrograms three times a day) did not reach statistical significance. This highest dosage group had been designated in advance as the primary dosage group for statistical analysis for regulatory purposes. As a consequence, under the procedure specified in the statistical analysis plan, the results from the primary SYMLIN dosage group alone did not meet the regulatory requirements to support a New Drug Application, even though the other two dosage groups did achieve statistical significance.

     In Study IIB, the average reduction in HbA1c after 26 weeks of SYMLIN treatment compared with those who received insulin alone was 0.2% for the 90 micrograms two times daily dosage group, 0.3% for the 90 micrograms three times a day dosage group, and 0.3% for the 120 micrograms two times a day dosage group. Two of these dosage groups, including the highest dosage (90 micrograms three times a day), did not achieve statistical significance. As in Study IB, because the highest dosage group had been designated in advance as the primary evaluation group and did not achieve statistical significance, the regulatory requirements for a positive study were not met even though another dosage group did achieve statistical significance.

  Additional Analyses of First Two Sets of Phase 3 Studies

     We conducted further analyses of data from the first four Phase 3 studies of SYMLIN. In these four studies, approximately one-half of all participants who received SYMLIN evidenced an early reduction in HbA1c. After 4 weeks, these participants experienced a reduction in HbA1c of at least 0.5%. The percentage of patients in the SYMLIN treatment groups who experienced an early reduction in HbA1c was about twice the percentage in the group of patients treated with insulin alone. The participants identified by their early response achieved average HbA1c reductions that ranged from 0.6 to 1.1% at 6 months. In the type 1 diabetes studies, those participants who experienced an early glycemic response and received the well-tolerated dosages of 30 micrograms four times daily or 60 micrograms three times daily had no increase in severe hypoglycemia and showed a reduction in body weight over the course of the studies. In the insulin-using type 2 diabetes studies, the participants who experienced an early glycemic response also achieved and maintained a reduction in body weight during treatment with SYMLIN. This weight loss was independent of the lowering of HbA1c.

  Open-Label Phase 3 Study Results

     At the close of Studies IA and IIA in 1997, participants were given the opportunity to voluntarily receive SYMLIN in an open-label extension study in which all participants received SYMLIN. In the type 1 study (Study IA), approximately 70% of the participants who had received SYMLIN voluntarily continued using SYMLIN in the open-label extension. Approximately one-half of the patients in the open label extension study experienced an early glycemic response, as defined above using the initial 4-week HbA1c reduction criterion. Participants who experienced an early glycemic response and completed 24 months of therapy exhibited average HbA1c reductions 0.9% (6 months), 0.8% (12 months), 0.8% (18 months) and 0.6% (24 months).

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

     In a separate open-label clinical use study in the United States that we began in 1996, we examined the long-term effects of SYMLIN in people with type 1 diabetes. Patients completing 18 months of SYMLIN therapy achieved average HbA1c reductions of 0.6% (6 months), 0.5% (12 months) and 0.4% (18 months). Participants who experienced an early glycemic response as defined above, and completed 18 months of SYMLIN therapy achieved average HbA1c reductions of 0.9% (6 months), 0.8% (12 months) and 0.8% (18 months).

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

     We submitted a NDA for SYMLIN to the FDA in December 2000 and the NDA was accepted for review by the FDA in January 2001. We anticipate filing the Marketing Approval Application for SYMLIN to European regulatory authorities in the second quarter of 2001.

  AC2993 (synthetic exendin-4)

     AC2993 (synthetic exendin-4) is a 39-amino acid peptide that exhibits several anti-diabetic actions of the mammalian hormone glucagon-like peptide (GLP-1). Unlike GLP-1, AC2993 has demonstrated to have a prolonged duration of action. In animal models, AC2993 has been shown to stimulate secretion of insulin in the presence of elevated blood glucose concentrations, but not during periods of low blood glucose concentrations (hypoglycemia). AC2993 has also been shown in animals to modulate gastric emptying to slow the entry of ingested nutrients into the bloodstream. It has also been demonstrated that chronic subcutaneous administration of AC2993 lessened food consumption in obese animals, leading to reduced body weight. Most importantly, in animal models of type 2 diabetes, AC2993 administration resulted in a lowering of blood glucose to near-normal concentrations. Using diabetic animal models, our research scientists have demonstrated that AC2993 is biologically active when administered via oral, sublingual, pulmonary, tracheal and nasal routes.

     In October 1998, we announced positive results from a Phase 1 safety and tolerability study of AC2993 conducted in the United Kingdom. In that study,
0.01 to 0.30 microgram per kilogram of AC2993 was administered by injection to healthy, fasted volunteers. Doses of up to 0.1 microgram per kilogram were well tolerated, while tolerability of higher doses was limited by nausea and vomiting. Biological effects were observed at all tested doses, including the lowest dose of 0.01 microgram per kilogram at which a statistically significant stimulation in insulin secretion was observed. A statistically significant reduction in plasma glucose was observed at doses of 0.05 microgram per kilogram and above. This study identified dose-limiting effects and a maximum tolerated dose. Further, the data indicated that biologic effects of AC2993 occur at less than the maximum tolerated dose. Additionally, independent clinical studies by researchers affiliated with Massachusetts General Hospital (Harvard Medical School) and the National Institute on Aging have demonstrated that AC2993 has a very potent insulin stimulatory effect in people who have elevated plasma glucose concentrations.

     In January 1999, we filed an investigational new drug application for AC2993, and initiated a clinical study in the United States in people with type 2 diabetes. In April 1999, we announced results from that single-blind, dose-rising, placebo-controlled study, which assessed the safety, tolerability and efficacy of AC2993 in eight male subjects with type 2 diabetes. Each subject received three or four single subcutaneous doses of AC2993 (0.1 to 0.4 microgram per kilogram body weight) and placebo at 48-hour intervals, and ingested a standardized liquid meal with each dose. No safety issues were identified during the study and the data indicated that AC2993 was tolerated at doses up to 0.3 microgram per kilogram. There was a dose-dependent lowering of plasma glucose concentrations following AC2993 administration compared to placebo. Additionally, AC2993 administration reduced both post-meal increases in glucagon concentrations and the rate of nutrient release from the stomach. Patients reported sustained sensations of fullness and satiety following AC2993 administration compared to placebo. Plasma concentrations of AC2993 were detectable up to 15 hours after administration.

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

     In January 2000, we also announced results from a Phase 2 study of AC2993 in type 2 diabetes that used doses lower than those previously evaluated in type 2 diabetes. These lower dosages demonstrated significant glucose lowering effects. In addition, a substantially reduced incidence of side effects, such as nausea and vomiting, was associated with these lower doses. Fourteen subjects with type 2 diabetes of varying severity received single subcutaneous doses of AC2993 (0.01 to 0.1 microgram per kilogram body weight) or placebo at 24-hour intervals. In this single-blind study designed to further define the preferred dose of AC2993, a standardized liquid meal was ingested with each dose. A dose proportional glucose-lowering effect was observed in the range of doses studied, and a no-effect dose for glucose lowering was determined.

     In June 2000, we announced positive preliminary results from a Phase 2 dose frequency study of AC2993. Results from this study showed that AC2993, when administered at each of the different dosing frequencies tested, lowered blood glucose. In this double-blind, placebo-controlled, cross-over study, twelve subjects with type 2 diabetes received a daily dose of AC2993 totaling 0.2 micrograms per kilogram with injection frequencies of one, two and four times a day. All three injection frequencies resulted in lower 24-hour mean plasma glucose concentrations compared to placebo. Reductions in plasma glucose were greater with increased frequency of administration of AC2993. The reductions in plasma glucose observed in this study were similar in magnitude to those reported in previous studies of AC2993.

     In November 2000, we announced the initiation of a Phase 2 study of AC2993 to examine the effect of AC2993 on glucose control in over 100 subjects with type 2 diabetes not achieving adequate blood glucose target levels with their current oral agent therapies. In this 28-day, placebo-controlled, randomized, multicenter study, the addition of AC2993 to subjects' current treatment regimen of oral agents will be compared to oral agent therapy alone. Data from this study are expected to be available in the second quarter of 2001. Results from this study, if positive, should provide needed data to initiate our first Phase 3 trial for AC2993, planned for the second half of 2001.

  AC3056

     We are currently evaluating AC3056, a compound we in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel), for potential utility in the treatment of metabolic disorders relating to cardiovascular disease. In animal studies, AC3056 has been shown to reduce serum low density lipids (LDLs), but not serum high density lipids (HDLs), to inhibit lipoprotein oxidation, and to inhibit cell adhesion molecules in vascular cells. An investigational new drug application was submitted to the FDA in April 2000 and the first Phase 1 safety and tolerability study was initiated in June 2000.

     In October 2000, we announced the successful completion of this first Phase 1 study of AC3056. In this single-dose, double-blind, placebo-controlled study, 26 healthy subjects received an oral formulation of AC3056 over a range of doses. Peak plasma levels of AC3056 observed in this clinical study were comparable to levels necessary to exhibit vascular protective properties in preclinical studies. No safety concerns were noted. We believe these encouraging results support the continuation of the AC3056 Phase 1 program.

  AC2993 LAR

     In May 2000, we signed an agreement with Alkermes, Inc. for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993. This development program utilizes Alkermes' patented and proprietary Medisorb(R) injectable sustained release drug delivery technology. Based upon results obtained from initial feasibility studies, the goal of the work under this agreement is to develop a formulation that would allow once-a-month administration of AC2993 for the treatment of type 2 diabetes.

     Under the terms of the agreement, Alkermes has granted us an exclusive, worldwide license to their formulation technology for the development of injectable sustained release formulations of exendins, such as AC2993, and other related compounds that we may develop. Amylin will be responsible for conducting clinical trials, securing regulatory approvals and marketing on a worldwide basis and Alkermes will be responsible for continuing to support development efforts and manufacturing any products commercialized as a result of the agreement. In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants for our common stock upon achieving certain development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

     In October 2000, we announced the successful completion of the feasibility stage of development work and the initiation of additional preclinical work to support AC2993 LAR human clinical studies. In March 2001, we commenced the first Phase 1 study of AC2993 LAR. We are funding this study which Alkermes is conducting in Europe.

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

  Johnson & Johnson

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

     In conjunction with the collaboration, we received proceeds of approximately $30.6 million from a draw down under the development loan facility. The loan bears an interest at a rate of 9.0% and the total amount owed as of December 31, 2000 was $40.5 million. Additionally, as of December 31, 2000 we owed Johnson & Johnson approximately $14.7 million for our share of pre-launch marketing expenses. As of December 31, 2000 the total principal and interest due to Johnson & Johnson was approximately $55.2 million. In conjunction with the development loan facility, we issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock with a fixed exercise price of $12 per share and a 10-year exercise period. The loan is secured by our issued patents and patent applications relating to amylin, including those relating to SYMLIN. The development loan is due in June 2005 and the pre-marketing loan is due in June 2010. The repayment of these obligations may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to the FDA's approval of the SYMLIN NDA.

  Aventis Pharma

     In March 1997, we entered into a license agreement with Hoechst Marion Roussel, now known as Aventis Pharma after the merger of Hoechst Marion Roussel and Rhone Poulenc Rorer. Under the license agreement, we received exclusive worldwide rights to AC3056, which we are currently evaluating in preclinical studies to evaluate its potential utility in the treatment of metabolic disorders relating to cardiovascular disease.

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

     At March 15, 2001, we owned or held exclusive rights to 32 issued U.S. patents and 28 pending U.S. applications. We have a total of 8 pending and 16 issued U.S. patents relevant to the development and commercialization of SYMLIN. We have a total of 13 pending and one issued US patent relevant to the development and commercialization of AC2993. We have also filed foreign counterparts of many of these issued patents and applications. Included within our patent portfolio are issued patents for (1) SYMLIN and other amylin agonist analogues invented by our researchers; (2) the amylin molecule; (3) amylin agonist pharmaceutical compositions, including (a) compositions containing SYMLIN, (b) compositions containing SYMLIN and insulin, (c) compositions containing amylin, and (d) compositions containing amylin and insulin; (4) methods for treating diabetes using any amylin agonist; (5) methods for synthesis of amylin and amylin analogues; and (6) methods for preparing products that include an amylin agonist in composition for parenteral administration; and
(7) methods of stimulating insulin release by administering exendin-4. Generally, our policy is to file foreign counterparts in countries with significant pharmaceutical markets.

MANUFACTURING

     We contract with others for manufacture of SYMLIN and AC2993. We currently rely on three manufacturers for bulk SYMLIN, one manufacturer for dosage form SYMLIN in vials and one manufacturer for dosage form SYMLIN in cartridges. We currently rely on one manufacturer of pens for delivery of SYMLIN in cartridges. We have selected manufacturers that we believe comply with current good manufacturing practice and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that SYMLIN and AC2993 are manufactured in accordance with current good manufacturing practice and other domestic and foreign regulations. Under our collaboration agreement regarding AC3056, Aventis Pharma has supplied AC3056 manufactured in accordance with current good manufacturing practices for our initial Phase 1 clinical studies. We are currently evaluating potential manufacturers for AC3056.

COMMERCIAL OPERATIONS

     In June 2000, we announced our intention to build our own core commercial team to focus on the development and execution of our commercial strategies. In December 2000, we announced our plan for the commercialization of SYMLIN including the expansion of our Clinical Affairs department to support additional medical education activities. The commercialization plan is designed to enable us to perform sales and marketing activities for SYMLIN in the United States, pending FDA approval. This plan was partially based on available data that indicates the target market for SYMLIN is highly concentrated. Accordingly, we anticipate that a sales organization of approximately 150 representatives would be sufficient to effectively call on the major potential prescribers of SYMLIN in the United States. We are also continuing discussions with companies that we believe may add value to our commercialization efforts for SYMLIN in the United States, as well as in Europe, Japan and other markets.

     To date, we have assembled a team of approximately 25 employees dedicated to carrying out the commercialization plans for SYMLIN, if approved by the FDA. This team includes leadership of the following internal functions: sales, sales operations, marketing, training, medical education, medical affairs, regulatory affairs, manufacturing and distribution logistics. Members of this team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes as well as in launching and marketing pharmaceutical products. Their activities have been focused on developing the plans for commercializing SYMLIN and on preparations for the scale up of our organization that will be required to perform sales and marketing activities if the drug candidate is approved. Certain pre-launch programs have also been initiated. These focus largely on educational programs regarding the activity of amylin, the naturally occurring hormone, and its relative deficiency in people with diabetes who use insulin. We also plan to have a presence at several major medical meetings this year.

     A key element of our commercial plan is the staged hiring of key personnel in the areas described above and deferral of costs, where possible, until the FDA completes its review of the SYMLIN NDA. Our ongoing efforts are intended to prepare the organization to be able to quickly and efficiently commence the commercialization of SYMLIN, if approved.

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

COMPETITION

     Our target population for SYMLIN is people with diabetes whose therapy includes at least one daily injection of insulin. This population includes all people with type 1 diabetes and those people with type 2 diabetes whose disease has progressed to a point at which they require at least one insulin injection. We believe that SYMLIN is the only non-insulin-based drug candidate in late-stage clinical development for improving metabolic control in people with type 1 diabetes. Further, many people with type 2 diabetes are unable to achieve satisfactory glucose and weight control with available oral drugs or insulin. SYMLIN or AC2993 may be complementary to, or competitive with, these other agents. Although competitive activity in the diabetes market is intense, most recent activity has resulted in additional treatment options for people with type 2 diabetes who are responsive to oral hypoglycemic therapy.

     If approved for marketing, SYMLIN or AC2993 may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to SYMLIN or AC2993. Such competitive or potentially competitive products include pioglitazone, rosiglitazone, metformin, acarbose, repaglinide, miglitol, metiglinide and other oral hypoglycemic agents such as sulfonylureas. Similarly, if AC3056 is ultimately approved for marketing, it may compete with established therapies for market share. Potentially competitive products include HMG-CoA reductase inhibitors known as statins.

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

EMPLOYEES

     As of March 2, 2001, Amylin had 151 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced sales, marketing and scientific personnel. None of our employees is covered by collective bargaining agreements and we consider our relations with our employees to be good.

DIRECTORS AND OFFICERS

     Our directors and officers are as follows:

                    NAME                                         POSITION
                    ----                                         --------
Joseph C. Cook, Jr...........................  Chairman of the Board and Chief Executive
                                               Officer
James C. Blair, Ph.D.(1)(3)..................  Director
Vaughn D. Bryson(1)(3).......................  Director
Ginger L. Graham(2)(3).......................  Director
Howard E. Greene, Jr.(2)(3)..................  Director
Vaughn M. Kailian(2)(3)......................  Director
Jay S. Skyler, M.D.(3).......................  Director
Daniel M. Bradbury...........................  Executive Vice President
Julia R. Brown...............................  Executive Vice President
Martin R. Brown..............................  Senior Vice President of Operations
Joann L. Data, M.D., Ph.D....................  Senior Vice President of Regulatory Affairs
                                               and Quality Assurance
Orville G. Kolterman, M.D....................  Senior Vice President of Clinical Affairs
Alain D. Baron, M.D., Ph.D...................  Vice President of Clinical Research
Nancy K. Dahl................................  Vice President and General Counsel
Mark G. Foletta..............................  Vice President of Finance, Chief Financial
                                               Officer and Secretary
Andrew A. Young, M.D., Ph.D..................  Vice President of Research

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Member of the Nominating Committee.

     MR. COOK has been our Chairman of the Board and Chief Executive Officer since March 1998. Mr. Cook previously served as a member of our Board, and a consultant to us since 1994. Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company. Mr. Cook is also an officer of Mountain Ventures, Inc., a member, with Mr. Bryson, of Life Science Advisors, LLC and Cambrian Associates, LLC and a founder of Clinical Products, Inc. Mr. Cook retired as a Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service. Mr. Cook received a B.S. in Engineering from the University of Tennessee.

     DR. BLAIR has served as a director since December 1988 and serves on the Compensation and Nominating Committees. He has been a managing member of Domain Associates, L.L.C., a venture capital investment firm, since 1985. Domain Associates manages Domain Partners II, L.P., Domain Partners III, L.P., Domain Partners IV, L.P. and Domain Partners V, L.P. and is an advisor to 3i Biosciences Trust Plc. From 1969 to 1985, Dr. Blair was an officer of three investment banking and venture capital firms. Dr. Blair is a director of Aurora Biosciences, Inc. and Vista Medical Technologies, Inc. Dr. Blair received a B.S.E. from Princeton University and the M.S.E. and Ph.D. degrees from the University of Pennsylvania in electrical engineering.

     MR. BRYSON has served as a director since July 1999 and serves on the Compensation and Nominating Committees. Mr. Bryson was a thirty-two year employee of Eli Lilly & Company and served as its President and Chief Executive Officer from 1991 to 1993. He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly & Company's board of directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996. Mr. Bryson is President and, with Mr. Cook, a member of Life Science Advisors, LLC. He also serves as a director for the following publicly traded companies: Ariad Pharmaceuticals, Chiron Corporation, Atherogenics, Inc. and Quintiles Transnational Corp. Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

     MS. GRAHAM has served as a director since November 1995 and serves on the Audit and Nominating Committees. Since February 2000, Ms. Graham has served as Group Chairman, Office of the President for Guidant Corporation, a medical device company which includes Advanced Cardiovascular Systems ("ACS") and Devices for Vascular Intervention. From 1995 to 2000, Ms. Graham served as President of the Vascular Intervention Group of Guidant Corporation. She has also served as President and Chief Executive Officer of ACS since January 1993. Prior to joining ACS, she held various positions with Eli Lilly & Company from 1979 to 1992, including sales, marketing and strategic planning positions. She serves as Chairman of the Board and sits on the Executive Committee for the California Healthcare Institute, on the Advisory Board of the California Institute for Federal Policy Research and on the Board of Directors of COR Therapeutics, Inc. She is also a member of the Committee 200. Ms. Graham received an M.B.A. from Harvard University.

     MR. GREENE is a co-founder of Amylin and has served as a director since our inception in September 1987. Mr. Greene serves on the Audit and Nominating Committees. Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over a 22 year period, including three as Chief Executive Officer. From September 1987 to July 1996 Mr. Greene served as our Chief Executive Officer. He was a full time employee of Amylin from September 1989 until September 1996, and a half-time employee and Chairman of the Executive Committee until March 1998. From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech from March 1979 until its acquisition by Eli Lilly & Company in March 1986, and he was co-inventor of Hybritech's patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Epimmune, Inc., and a director of Biosite Diagnostics, Inc. and The International Biotechnology Trust plc, a British Investment company. Mr. Greene received an M.B.A. from Harvard University.

     MR. KAILIAN has served as a director since November 1995 and serves on the Audit and Nominating Committees. Mr. Kailian has served as President and Chief Executive Officer and as a director of COR Therapeutics, Inc. since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company, and its predecessor companies, in various general management, product development, marketing and sales positions. Among the positions held by Mr. Kailian were President and General Manager, Merrell Dow USA and Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc. Mr. Kailian is also a director of the Biotechnology Industry Organization and the California Healthcare Institute and is a director and serves on the compensation committee of Axys Pharmaceuticals, Inc. Mr. Kailian holds a B.A. from Tufts University.

     DR. SKYLER has served as a director since August 1999 and serves on the Nominating Committee. He is Professor of Medicine, Pediatrics, and Psychology and Co-Director of the Medicine Research Center at the University of Miami in Florida. He is also Director of the Operations Coordinating Center for the National Institute of Diabetes & Digestive & Kidney Diseases Diabetes Prevention Trial in Type 1 Diabetes. Dr. Skyler has served as President of the American Diabetes Association, and as Vice President of the International Diabetes Federation. Dr. Skyler is a member of the Florida Governor's Diabetes Advisory Council, and serves on the editorial board of diabetes and general medicine journals. Dr. Skyler serves on the Board of Directors of Minimed, Inc. He received his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

     DR. BARON has served as Vice President of Clinical Research since December 1999. Dr. Baron previously worked for the Indiana University School of Medicine in Indianapolis, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism. Prior to this position at Indiana, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at University of California, San Diego, and the Veterans Administration Medical Center in San Diego. He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several from the American Diabetes Association, and is a current National Institutes of Health ("NIH") MERIT award recipient. Dr. Baron is currently Principal Investigator for several diabetes studies, including the Early Diabetes

Intervention Program study sponsored by the NIH and Bayer Pharmaceuticals. He earned his M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

     MR. BRADBURY, one of our executive officers, has served as Executive Vice President since June 2000. He previously served as Senior Vice President of Corporate Development from April 1998 to June 2000 and as Vice President of Marketing from June 1995 to April 1998. From July 1994 to May 1995, Mr. Bradbury held the position of Director of Marketing, Amylin Europe Limited. Prior to joining the Company, Mr. Bradbury was employed by SmithKline Beecham Pharmaceuticals from September 1984 to July 1994, where he held a number of positions, most recently as Associate Director, Anti-Infectives in the Worldwide Strategic Product Development Division. Mr. Bradbury holds a B.Pharm. (Hons.) from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education and is a member of the Royal Pharmaceutical Society of Great Britain.

     MS. BROWN, one of our executive officers, joined Amylin as Executive Vice President in June 2000. Prior to joining Amylin, Ms. Brown was Executive Vice President of Dura Pharmaceuticals. Ms. Brown also spent over 25 years with Eli Lilly. With Eli Lily, she held progressively more senior sales and marketing roles in the pharmaceutical division. She served as Vice President of Worldwide Marketing for Hybritech, and as Vice President of IVAC Corporation and General Manager of its Vital Signs Division. Ms. Brown is a member of the board of directors of Oridigm Corporation. She is a graduate of Louisiana Tech University where she studied microbiology and biochemistry.

     MR. BROWN, one of our executive officers, has served as Senior Vice President of Operations since March 2000. Mr. Brown previously served as Vice President of Operations from October 1998 to March 2000, and as Senior Director, Information Technology from May 1994 to October 1998. Prior to joining the Company, from 1989 to 1993, Mr. Brown was Director, Information Systems, Europe, based in London, England for Eli Lilly. From 1988 to 1989, Mr. Brown was Director, Information Systems for the Medial Devices and Diagnostics Division of Eli Lilly; he served as Director, Information Systems of IVAC Corporation, one of the seven companies in that division, from 1983 to 1988. Mr. Brown received a B.S. in Commerce and Engineering and an M.B.A. in Operations Research from Drexel University.

     DR. DATA, one of our executive officers, has served as Senior Vice President of Regulatory Affairs and Quality Assurance since August 1999. Dr. Data previously served as Executive Vice President, Product Development and Regulatory for CoCensys. Before that, Dr. Data held several positions at The Upjohn Company, the most recent of which was Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management. Previously, she held a number of positions at Hoffman-La Roche, including Vice President of Clinical Research and Development. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

     MS. DAHL, one of our executive officers, has served as Vice President and General Counsel since January 1999. Ms. Dahl previously served as Vice President and Associate General Counsel from November 1998 to December 1998. From December 1996 to November 1998, Ms. Dahl held the position of Associate General Counsel, and from May 1993 to December 1996, she served as Senior Attorney. From 1989 to 1993, she was an attorney in private practice with the law firm of Lyon & Lyon. From 1987 to 1989, Ms. Dahl was in private practice with the law firm of Brobeck, Phleger & Harrison. From 1986 to 1987, she served as a judicial clerk to the Honorable David R. Thompson of the U.S. Court of Appeals for the Ninth Circuit. Ms. Dahl received a J.D. degree from the University of Oregon and a B.S. degree in zoology from the University of Wisconsin.

     MR. FOLETTA, one of our executive officers, has served as Vice President of Finance and Chief Financial Officer since March 31, 2000. Mr. Foletta previously served as Principal, Triton Group Management, Inc. from 1997 to 2000. From 1986 to 1997, Mr. Foletta held a number of management positions with Intermark, Inc. and Triton Group Ltd., the most recent of which was Senior Vice President, Chief Financial Officer and Corporate Secretary. From 1982 to 1986, Mr. Foletta was with Ernst & Young, most recently serving as an

Audit Manager. Mr. Foletta earned his B.A. in Business Economics from the University of California, Santa Barbara in 1982 and received his California CPA accreditation in 1985.

     DR. KOLTERMAN, one of our executive officers, has served as Senior Vice President of Clinical Affairs since February 1997. Dr. Kolterman previously served as Vice President, Medical Affairs from July 1993 to February 1997 and Director, Medical Affairs from May 1992 to July 1993. From 1983 to May 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989 he has been Adjunct Professor of Medicine at UCSD. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the Diabetes Control and Complications Trial Study Group at the time of its completion in 1993 and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study. He is also a past-President of the California Affiliate of the American Diabetes Association. Dr. Kolterman earned an M.D. from Stanford University School of Medicine.

     DR. YOUNG has served as Vice President of Research since October 1998 and as Vice President of Physiology since January 1994. From 1989 to 1993 he held a number of positions in our Physiology Department, most recently as Principal Scientist and Senior Director of Physiology. Prior to joining Amylin in 1989, Dr. Young was a lecturer in the Department of Physiology at the University of Auckland, New Zealand and a part-time general medical practitioner. From 1984 to 1987, Dr. Young was a Clinical Research Scientist at the National Institutes of Health in Phoenix, Arizona, where he studied insulin resistance and diabetes. He received his M.B., Ch.B. (M.D.) and his Ph.D. in Physiology from the University of Auckland, New Zealand.

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

     The data collected from our clinical trials may not be sufficient to support approval of SYMLIN or AC2993 by the FDA or any foreign regulatory authorities. With respect to SYMLIN, the results of the first four Phase 3 clinical studies were not sufficient, standing alone, to support an application with the FDA for marketing approval. In some of these first four studies, the statistical requirements agreed in advance with the FDA were not met. However, the results of our final two Phase 3 clinical studies for SYMLIN that were reported in August and November 1999 met the statistical requirements that we agreed with the FDA. We believe that the results of our entire SYMLIN clinical trial program, including the two most recently completed Phase 3 clinical studies of SYMLIN, should support regulatory approval of SYMLIN. However, it is possible that the FDA or other regulatory authorities may deem our SYMLIN clinical trial results insufficient to meet regulatory requirements for marketing approval or may limit approval for only selected uses. Manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture SYMLIN may not pass an FDA or other regulatory authority preapproval inspection for SYMLIN. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing SYMLIN. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for SYMLIN, the FDA and foreign regulatory authorities may not ultimately approve SYMLIN for commercial sale in any jurisdiction. If SYMLIN does not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of SYMLIN or any of our other product candidates and we may not be able to generate revenues from the commercial sale of any of our product candidates.

DELAYS IN THE CONDUCT OR COMPLETION OF OUR CLINICAL TRIALS OR THE ANALYSIS OF THE DATA FROM OUR CLINICAL TRIALS MAY RESULT IN DELAYS IN OUR PLANNED FILINGS FOR REGULATORY APPROVALS, OR ADVERSELY AFFECT OUR ABILITY TO ENTER INTO NEW COLLABORATIVE ARRANGEMENTS.

     We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies delay or suspend planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies. If the results of our ongoing and planned clinical studies for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies:

     - we may be unable to commence Phase 3 studies of AC2993;

     - we may be unable to commence Phase 2 studies of AC3056;

     - we may be unable to commence Phase 2 studies of AC2993 LAR;

     - we may not have the financial resources to continue research and development of any of our product candidates; and

     - we may not be able to enter into collaborative arrangements relating to any product candidate subject to delay in clinical studies or delay in regulatory filing.

     Any of the following could delay the completion of our ongoing and planned clinical studies:

     - delays in enrolling volunteers;

     - lower than anticipated retention rate of volunteers in a trial;

     - negative results of clinical studies; or

     - serious side effects experienced by study participants relating to the drug candidate.

EVEN IF WE OBTAIN INITIAL REGULATORY APPROVAL FOR SYMLIN, IF WE FAIL TO COMPLY WITH EXTENSIVE CONTINUING REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, IT COULD HARM OUR ABILITY TO GENERATE REVENUES AND THE MARKET PRICE OF OUR STOCK COULD FALL.

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

     Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing SYMLIN, AC2993 or any other product candidate to the market, we cannot assure that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

WE WILL REQUIRE FUTURE CAPITAL AND ARE UNCERTAIN OF THE AVAILABILITY OR TERMS OF ADDITIONAL FUNDING. IF OUR CAPITAL BECOMES INSUFFICIENT AND ADDITIONAL FUNDING IS UNAVAILABLE, INADEQUATE, OR NOT AVAILABLE ON ACCEPTABLE TERMS, IT MAY ADVERSELY AFFECT THE VALUE OF OUR STOCK.

     We must continue to find sources of capital in order to complete the development and commercialization of our product candidates, including SYMLIN, AC2993, AC3056 and AC2993 LAR. Our future capital requirements will depend on many factors, including:

     - our receipt and timing of regulatory approvals for the marketing of SYMLIN;

     - the time and costs involved in obtaining regulatory approvals for any of our product candidates;

     - the costs of manufacturing for any of our product candidates;

     - our ability to effectively market, sell and distribute SYMLIN, subject to obtaining regulatory approvals;

     - our ability to establish one or more marketing, distribution or other commercialization arrangements for SYMLIN;

     - progress with our preclinical studies and clinical studies;

     - scientific progress in our other research programs and the magnitude of these programs;

     - the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patents or defending ourselves against competing technological and market developments; and

     - the potential need to repay existing indebtedness.

     You should be aware that:

     - we may not obtain additional financial resources in the necessary time frame or on terms favorable to us, if at all;

     - any available additional financing may not be adequate; and

     - we may be required to use future financing to repay existing indebtedness to our current or future creditors, including Johnson & Johnson.

     As of December 31, 2000, the total principal and interest due to Johnson & Johnson was approximately $55.2 million, which is secured by our issued patents and patent applications relating to amylin, including several that relate to SYMLIN. In the event our capital becomes insufficient and we are unable to obtain additional financing on acceptable terms, we may not have the financial resources to continue research and development of SYMLIN, or any of our other product candidates and we could curtail or cease our operations, which would adversely affect the value of our stock.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE FUTURE LOSSES, MAY NOT GENERATE REVENUES FROM PRODUCT SALES AND MAY NEVER BECOME PROFITABLE.

     We have experienced significant operating losses since our inception in 1987. As of December 31, 2000, we had an accumulated deficit of approximately $336 million. We expect to incur significant additional operating losses over the next few years. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales. To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our product candidates. We may never become profitable. If we become profitable, we may not remain profitable.

AMYLIN HAS NOT PREVIOUSLY SOLD, MARKETED OR DISTRIBUTED A PRODUCT AND MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE SYMLIN.

     Amylin has not previously sold, marketed or distributed a product. While we are currently in the process of creating a commercial team to carry out market planning, logistics management and sales and marketing functions for SYMLIN, we may be unable to successfully hire and retain key sales and marketing personnel that we will need in order to effectively manage and carry out the commercialization of SYMLIN. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing, and distribution strategies effectively or profitably. In addition, while our commercialization plan provides for the staged hiring of sales and marketing personnel and deferral of costs, where possible, until the approvability of SYMLIN is determined, in the event that SYMLIN is not approved for marketing by the FDA, we will have incurred significant expenses that will not be recoverable.

OUR ABILITY TO ENTER INTO THIRD PARTY RELATIONSHIPS IS IMPORTANT TO OUR SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF SYMLIN AND OUR POTENTIAL PROFITABILITY.

     We do not currently plan to sell, market or distribute any of our products outside the United States independently. To market any of our products in the United States or elsewhere, we must obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. With respect to sales, marketing and distribution outside the United States, we believe that we will likely need to enter into marketing and distribution arrangements with third parties for SYMLIN or find a corporate partner who can provide support for commercialization of SYMLIN. We may also enter into similar arrangements with third parties for the commercialization of SYMLIN within the United States.

     We may not be able to enter into marketing and distribution arrangements or find a corporate partner for SYMLIN. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of SYMLIN, we may not be able to successfully perform these marketing or distribution activities. Moreover, any new marketer or distributor or corporate partner for SYMLIN may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

WE DO NOT MANUFACTURE OUR OWN PRODUCT CANDIDATES AND MAY NOT BE ABLE TO OBTAIN ADEQUATE SUPPLIES, WHICH COULD CAUSE DELAYS OR REDUCE PROFIT MARGINS.

     The manufacturing of sufficient quantities of new drug candidates is a time consuming and complex process. We currently have no facilities for the manufacture of SYMLIN, AC2993, AC3056 or AC2993 LAR. We currently rely on third parties to manufacture our product candidates, including SYMLIN.

     We work with three contract suppliers who have the capabilities for the commercial manufacture of bulk SYMLIN. We currently rely on one manufacturer for dosage form SYMLIN in vials, one manufacturer for dosage form SYMLIN in cartridges and one manufacturer of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production. While we believe that our business relations between us and our contract manufacturers are good, we cannot predict whether these manufacturers will meet our requirements for quality, quantity or timeliness for the manufacture of bulk SYMLIN, dosage form SYMLIN or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and ability to develop and deliver products with sufficient speed.

     If any of our existing manufacturers cease to manufacture, or are otherwise unable to deliver, bulk SYMLIN, dosage form SYMLIN or pens for the delivery of SYMLIN, we may need to engage another manufacturer. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply SYMLIN and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk SYMLIN, dosage form SYMLIN or pens for delivery of SYMLIN could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

OUR OTHER RESEARCH AND DEVELOPMENT PROGRAMS MAY NOT RESULT IN ADDITIONAL DRUG CANDIDATES, WHICH COULD REQUIRE US TO RAISE ADDITIONAL FUNDS.

     Our research and development programs other than SYMLIN, AC2993, AC3056, and AC2993 LAR are at an early stage. Any additional product candidates will require significant research, development, preclinical and clinical testing, regulatory approval and commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us. If we do not develop additional drug candidates or if our discovery efforts are delayed, we may have to raise additional funds to continue our business.

IF OUR PATENTS ARE DETERMINED TO BE UNENFORCEABLE OR IF WE ARE UNABLE TO OBTAIN NEW PATENTS BASED ON CURRENT PATENT APPLICATIONS OR FOR FUTURE INVENTIONS, WE MAY NOT BE ABLE TO PREVENT OTHERS FROM USING OUR INTELLECTUAL PROPERTY.

     As of March 2, 2000, we owned or held exclusive rights to 32 issued United States patents and approximately 28 pending United States patent applications. Of these issued patents and patent applications, we have a total of 16 issued United States patents and 8 pending applications that we believe are relevant to the development and commercialization of SYMLIN and one issued US patent and 13 pending applications that we believe are relevant to the development and commercialization of AC2993 or AC2993 LAR. We also own or hold exclusive rights to various foreign patent applications that correspond to issued United States patents or pending United States patent applications.

     Our success will depend in part on our ability to obtain patent protection for our products and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. For instance, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

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

     There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our competitors are pursuing the development of novel pharmaceuticals which target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do and provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which Amylin has limited or no experience.

     Our target patient population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections daily. AC2993 is currently being studied for the treatment of type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including:

- sulfonylureas                - meglitinides
- metformin                    - alpha-glucosidase
                               inhibitors
- insulin                      - thiozolidinediones

     In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our product candidates, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over other products or that our product candidates will offer an economically feasible alternative to existing products.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CHIEF EXECUTIVE OFFICER AND OTHER KEY EXECUTIVES AND TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED PERSONNEL.

     We are highly dependent on Joseph C. Cook, Jr., our Chairman and Chief Executive Officer, and the other principal members of our executive and scientific teams, the loss of whose services might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing and scientific personnel, will also be critical to our success. Although we believe we will be successful in attracting and retaining skilled and experienced sales, marketing and scientific personnel, we may not be able to attract and retain these personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments to for consulting or advisory contracts with other entities that may limit their availability to us.

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

PROVISIONS IN AMYLIN'S CORPORATE CHARTER AND BYLAWS MAY DISCOURAGE TAKE-OVER ATTEMPTS AND THUS DEPRESS THE MARKET PRICE OF OUR STOCK.

     Provisions in Amylin's certificate of incorporation, as amended, may have the effect of delaying or preventing a change of control or changes in its management. These provisions include:

     - the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors; and

     - the ability of the board of directors to issue, without stockholder approval, up to approximately 7.4 million shares of preferred stock with terms set by the board of directors.

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

SIGNIFICANT VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK COULD EXPOSE US TO LITIGATION RISK.

     The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. Given the uncertainty of our future funding and of regulatory approval of SYMLIN, we expect that we may continue to experience volatility of our stock price throughout 2001. In addition, the following factors may have a significant effect on the market price of our common stock:

     - announcements of additional clinical study results;

     - announcements of determinations by regulatory authorities with respect to our drug candidates;

     - developments in our relationships with current or future collaborative partners;

     - our ability to successfully implement our commercialization strategy for SYMLIN;

     - fluctuations in our operating results;

     - developments in our relationships with third party manufacturers of our products and other parties who provide services to us;

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

ITEM 2. PROPERTIES

     Our administrative offices and research laboratories are located in San Diego, California. As of March 2, 2001, we occupy an aggregate of 53,237 square feet of office and laboratory space. Our leases on these properties expire in July and August 2004.

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

                                                              HIGH      LOW
                                                             ------    ------
2000
  Fourth Quarter...........................................  $12.69    $ 6.50
  Third Quarter............................................   18.13     10.31
  Second Quarter...........................................   17.44      7.50
  First Quarter............................................   18.38      7.50
1999
  Fourth Quarter...........................................  $ 9.63    $ 3.75
  Third Quarter............................................    5.81      1.03
  Second Quarter...........................................    1.47      0.88
  First Quarter............................................    1.97      0.50

     The last reported sale price of our common stock on the Nasdaq National Market on March 2, 2001 was $9.625. As of March 2, 2001, there were approximately 942 shareholders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

                                                         YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         ---------   ---------   ---------   ---------   ---------
                                          (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues under collaborative
  agreements...........................  $      --   $      --   $  16,236   $  42,609   $  35,803
                                         ---------   ---------   ---------   ---------   ---------
Expenses:
  Research and development.............     33,807      19,181      53,597      82,281      64,998
  General and administrative...........     10,716       7,920      10,191      15,592      10,420
                                         ---------   ---------   ---------   ---------   ---------
                                            44,523      27,101      63,788      97,873      75,418
Net interest income (expense)..........        480      (3,463)     (3,546)        637       1,828
                                         ---------   ---------   ---------   ---------   ---------
Net loss...............................    (44,043)    (30,564)    (51,098)    (54,627)    (37,787)
Dividends paid on preferred stock......         --         335          --          --          --
                                         ---------   ---------   ---------   ---------   ---------
Net loss available to common
  stockholders.........................  $ (44,043)  $ (30,899)  $ (51,098)  $ (54,627)  $ (37,787)
                                         =========   =========   =========   =========   =========
Net loss per common share -- basic and
  diluted..............................  $   (0.71)  $   (0.73)  $   (1.49)  $   (1.70)  $   (1.31)
                                         =========   =========   =========   =========   =========
Shares used in calculating of net loss
  per share -- basic and diluted.......     61,644      42,271      34,325      32,156      28,745
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments..........................  $  82,899   $  22,503   $  10,789   $  52,748   $  62,123
Working capital........................     78,380      17,359       5,192      31,303      46,691
Total assets...........................     90,635      26,422      18,823      65,338      73,533
Long-term obligations..................     52,103      46,847      44,089      36,980       6,335
Accumulated deficit....................   (335,772)   (291,729)   (260,830)   (209,732)   (155,105)
Total stockholders' equity (deficit)...     31,286     (26,400)    (31,462)      4,649      48,534

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Amylin Pharmaceuticals, Inc. is engaged in the discovery, development and commercialization of drug candidates for the treatment of metabolic disorders.

     In December 2000, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration ("FDA") for approval to market SYMLIN, the Company's lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. The Company's second drug candidate, AC2993 (synthetic exendin-4) is in Phase 2 clinical studies and is targeted for people with type 2 diabetes. The Company's third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel). AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of metabolic disorders relating to cardiovascular disease. In May 2000, the Company entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a once a month administration of AC2993. This program entered Phase 1 evaluation in March 2001.

     Since its inception in September 1987, Amylin has devoted substantially all of its resources to its research and development programs. Substantially all of the Company's revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. Amylin currently has no product sales and has not received any revenues from the sale of its drug candidates. The Company has been unprofitable since inception and expects to incur additional operating losses for the next few years. As of December 31, 2000, the Company's accumulated deficit was approximately $336 million.

     From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN. Under the collaboration agreement, Johnson & Johnson made payments to Amylin totaling approximately $174 million. The Johnson & Johnson collaboration provided for, among other things, a fifty-fifty sharing arrangement whereby each party would be responsible for one-half of all development and commercialization costs and would share one-half of all profits derived from SYMLIN. Johnson & Johnson terminated the collaboration agreement effective in August 1998. As a result of Johnson & Johnson's withdrawal, they relinquished all rights to share in any SYMLIN profits and all product and other rights associated with SYMLIN and related compounds have reverted to Amylin.

     Following the termination of the Johnson & Johnson collaboration agreement, Amylin significantly reduced its workforce and operating expenses. In March 1999, the Company raised $15 million in a private placement of shares of Series A Preferred Stock from a select group of investors, $6.7 million of which was invested by Amylin board members and their affiliated funds. The Series A Preferred Stock automatically converted to 12.6 million shares of common stock in September 1999. In October 1999, the Company raised $18.5 million in a private placement of shares of common stock from a select group of institutional and private investors, predominately those investors who participated in the March 1999 financing. The Company reported positive Phase 3 clinical data in August 1999 for SYMLIN for people with type 2 diabetes who use insulin and in November 1999 for people with type 1 diabetes.

     In late 1999, the Company began a judicious ramp-up of its internal workforce and its external contractors to enable the Company to prepare for a number of activities, including the filing of the NDA, the submission to the European regulatory authorities, the planned commercialization of SYMLIN (pending FDA approval) and the continued research and development of the Company's other drug candidates, including AC2993, AC3056 and AC2993 LAR.

     In February 2000, the Company completed a private sale of common stock to select institutional and individual investors generating net proceeds of approximately $95.7 million.

RESULTS OF OPERATIONS

  Revenue

     The Company recognized no revenues in 2000 or 1999. Revenues were $16.2 million in 1998 and were pursuant to the collaboration agreement with Johnson & Johnson that terminated in August of that year.

  Operating Expenses

     Total operating expenses were $44.5 million in 2000, $27.1 million in 1999 and $63.8 million in 1998. Research and development expenses were $33.8 million in 2000, $19.2 million in 1999 and $53.6 million in 1998. The increase in research and development expenses in 2000 compared to 1999 reflects primarily external costs associated with the preparation of the SYMLIN NDA, increased development costs associated with AC2993 and AC3056, development costs associated with the AC2993 LAR program commenced in 2000 and an increase in the number of employees. The reduction in 1999 compared to 1998 was primarily a result of reductions in work force and corresponding reductions in other operating expenses in 1998 and 1999 following the Johnson & Johnson withdrawal.

     General and administrative expenses were $10.7 million in 2000, $7.9 million in 1999 and $10.2 million in 1998. The increase in 2000 compared to 1999 reflects an increase in the number of employees to support the higher level of activity at the Company, costs associated with the use of consultants and the commencement of the establishment of a commercial organization in the second half of 2000. The decrease in 1999 compared to 1998 was primarily the result of reductions in work force in 1998 as described above. The Company had 128, 52 and 42 full-time employees at December 31, 2000, 1999 and 1998, respectively.

  Other Income and Expense

     Interest and other income is principally comprised of interest income from investment of cash reserves. Interest and other income was $6.5 million in 2000, $2.2 million in 1999 and $1.4 million in 1998. The significant increase in 2000 compared to 1999 is as a result of higher overall cash reserves available for investment following the private sale of common stock in February 2000. The increase in 1999 as compared to 1998 reflects higher cash balances in 1999 as a result of the financing activity in 1999.

     Interest and other expense is primarily comprised of interest expense resulting from long-term debt obligations, principally debt to Johnson & Johnson incurred pursuant to the terms of the earlier collaboration agreement. The collaboration agreement provided for a $30.6 million advance under a development loan facility and advances of $10.9 million under a pre-launch marketing expense facility. In conjunction with the borrowing under the development loan facility, the Company also issued warrants to Johnson & Johnson to purchase 1,530,950 shares of Amylin common stock. The estimated value of the warrants is being amortized to interest expense over the life of the development loan. The loan agreement also provides that accrued and unpaid interest is added to principal annually under the development loan facility and quarterly under the pre-launch marketing expense facility. As of December 31, 2000, 1999 and 1998, the total principal and interest due to Johnson and Johnson was approximately $55.2 million, $50.6 million and $46.5 million, respectively. The Company has also used equipment debt financing and capital leases to acquire certain laboratory and office equipment. The amounts owed under these obligations were $1.6 million, $2.7 million and $6.0 million at December 31, 2000, 1999 and 1998, respectively. Interest and other expense was $6.1 million in 2000, $5.7 million in 1999 and $5.0 million in 1998.

  Net Loss

     The net loss for the year ended December 31, 2000 was $44.0 million compared to $30.6 million in 1999 and $51.1 million in 1998. The increase in net loss in 2000 compared to 1999 reflects the increases in operating expenses and interest and other expense discussed above, slightly offset by the increase in interest and other income. The decrease in net loss in 1999 as compared to 1998 was primarily due to significant reductions in work force in late 1998 and significantly reduced operating expenses in 1999. This decrease in net loss in 1999 occurred despite $16.2 million of collaboration revenue in 1998 that was not repeated in 1999.

     Amylin expects to incur operating losses over the next few years due to continuing expenses associated with its research and development programs, including the preparation of a European regulatory submission for SYMLIN, the clinical development of AC2993, AC3056 and AC2993 LAR, research, preclinical development and potential clinical testing of additional product candidates, and related general and administrative support.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through the collaboration with Johnson & Johnson, and other debt financings.

     At December 31, 2000 the Company had $82.9 million in cash, cash equivalents and short-term investments as compared to $22.5 million at December 31, 1999. In February 2000, the Company raised net proceeds of approximately $95.7 million in a private sale of newly issued common stock to select institutional and individual investors.

     As of December 31, 2000, the Company owes Johnson & Johnson approximately $55.2 million pursuant to debt incurred in connection with the collaboration agreement that terminated in 1998. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that the Company enters into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, the Company owes $1.6 million pursuant to equipment financing which is payable in equal monthly installments through December 2003.

     The Company used cash of $35.6 million, $23.1 million and $54.5 million from its operating activities in the years ended December 31, 2000, 1999 and 1998, respectively. The Company's investing activities used $64.4 million and $10.1 million in the years ended December 31, 2000 and 1999, respectively, and provided $4.2 million in 1998. Investing activities in all three years consisted primarily of purchases and sales of short-term investments, but also included purchases of laboratory and office equipment and changes in patents, partially offset by proceeds from the sale of assets. Financing activities provided $98.1 million, $32.5 million and $12.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts consisted primarily of sales of common and preferred stock, partially offset by principal payments on notes payable and capital lease obligations.

     The Company expects its use of cash to increase moderately in the first half of 2001 in preparation for the commercialization of SYMLIN and as a result of continued progress of the Company's other development programs, principally AC2993. In the second half of 2001, cash expenditures are expected to increase at a higher rate. However, the more significant cash expenses associated with the hiring and deployment of a SYMLIN sales force and expanded clinical programs are subject to the approval of the SYMLIN NDA by the FDA and positive data from ongoing clinical trials.

     The Company intends to use its existing financial resources for the continued development, registration and preparation for commercialization of SYMLIN, for the AC2993, AC3056 and AC2993 LAR development programs, including clinical trials, and for other general corporate purposes. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for these purposes may vary significantly depending upon numerous factors, including the progress of research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, if any, technological advances, determinations as to commercial potential of the Company's compounds, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

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

     The Company's future capital requirements will depend on many factors, including the timing and costs involved in obtaining regulatory approvals for SYMLIN, whether regulatory approvals for the marketing of SYMLIN are received, the ability and extent to which the Company establishes commercialization arrangements for SYMLIN and AC2993, the ability to progress with other ongoing and new preclinical studies and clinical trials, the extent of these preclinical and clinical studies, scientific progress in the Company's other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending itself against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash primarily in U.S. government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short term maturities. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, Amylin is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. The debt is not subject to significant swings in valuation as interest rates on the Company's debt approximate current interest rates. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2001 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2001 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2001 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin's 2001 annual meeting.

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

     (a)(3) INDEX TO EXHIBITS -- See Item 14(c) below.

     (b) REPORTS ON FORM 8-K

     Not applicable.

     (c) EXHIBITS

    EXHIBIT    EXHIBIT
    FOOTNOTE   NUMBER                            DESCRIPTION
    --------   -------                           -----------
     (1)         3.1     Amended and Restated Certificate of Incorporation of the
                         Registrant.
     (1)         3.2     Amended and Restated Bylaws of the Registrant.
    (19)         3.3     Certificate of Amendment of Amended and Restated Certificate
                         of Incorporation of the Registrant.
    (21)         3.4     Amendment to Amended and Restated Bylaws.
                 4.1     Reference is made to Exhibits 3.1 - 3.4.
    (20)         4.2     Form of Stock Purchase Agreement dated March 22, 1999
                         between the Registrant and purchasers of the Registrant's 5%
                         Series A Convertible Preferred Stock.

    EXHIBIT    EXHIBIT
    FOOTNOTE   NUMBER                            DESCRIPTION
    --------   -------                           -----------
    (22)         4.3     Form of Stock Purchase Agreement dated October 6, 1999
                         between the Registrant and purchasers of the Registrant's
                         Common Stock.
    (22)         4.4     Warrant Agreement dated December 8, 1999 issued by the
                         Registrant to 1149336 Ontario, Inc.
    (23)         4.5     Form of Stock Purchase Agreement dated February 18, 2000
                         between the Registrant and purchasers of the Registrant's
                         Common Stock.
                 4.6     Warrant Agreement dated October 17, 2000 issued by the
                         Registrant to Alkermes Controlled Therapeutics II, Inc.
     (1)        10.1     Form of Indemnity Agreement entered into between the
                         Registrant and its directors and officers.+
    (21)        10.2     Registrant's 1991 Stock Option Plan, as amended (the "Option
                         Plan").+
     (7)        10.3     Form of Incentive Stock Option Agreement under the Option
                         Plan.+
     (1)        10.4     Form of Supplemental Stock Option Agreement under the Option
                         Plan.+
     (1)        10.5     Form of Supplemental Stock Option Agreement not granted
                         under the Option Plan with related schedule.+
    (17)        10.6     Registrant's Employee Stock Purchase Plan, as amended.+
     (1)(2)     10.7     License Agreement, dated as of November 22, 1991, among the
                         Registrant, the Regents of the University of Minnesota, and
                         Per Westermark.
     (1)        10.8     Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of
                         NEXUS/GADCO-UTC, as amended.
    (21)        10.9     Registrant's Non-Employee Directors Stock Option Plan
                         (the"Directors' Plan").+
     (3)        10.10    Form of Nonstatutory Stock Option Agreement under the
                         Directors' Plan.+
     (4)        10.11    Sublease Agreement, dated September 1, 1994, between the
                         Registrant and ORINCON Corporation.
     (4)        10.12    Loan Agreement, dated July 5, 1994, and related Note and
                         Credit Terms and Conditions Agreement between the Registrant and Imperial Bank.
     (4)        10.13    Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.+
     (5)(6)     10.14    Collaboration Agreement, dated June 20, 1995 between the
                         Registrant and LifeScan, Inc.
     (5)(6)     10.15    Stock Purchase Agreement, dated June 20, 1995 between the
                         Registrant and Johnson & Johnson Development Corporation.
     (5)(6)     10.16    Loan and Security Agreement, dated June 20, 1995 between the
                         Registrant and Johnson & Johnson.
     (7)        10.17    Consulting Agreement, dated June 15, 1995, between the
                         Registrant and Joseph C. Cook, Jr., as amended on March 25,
                         1996, and related Nonstatutory Stock Option grant dated June
                         15, 1995.+
     (8)(9)     10.18    Patent and Technology License Agreement, Consulting
                         Agreement and Nonstatutory Stock Option Agreement dated
                         October 1, 1996, between the Registrant and Dr. John Eng.
     (8)(9)     10.19    Collaborative Research and Assignment Agreement dated
                         October 15, 1996, among the Registrant, London Health
                         Sciences Centre and Dr. John Dupre.
    (10)        10.20    Amendment dated January 15, 1997 to the Consulting
                         Agreement, dated June 15, 1995, between the Registrant and
                         Joseph C. Cook, Jr.+

    EXHIBIT    EXHIBIT
    FOOTNOTE   NUMBER                            DESCRIPTION
    --------   -------                           -----------
    (10)        10.21    Fourth Amendment dated February 26, 1997 to the Lease
                         Agreement, dated January 2, 1989, between the Registrant and
                         Nippon Landic (U.S.A.), Inc., as amended.
    (11)(12)    10.22    Collaboration Agreement between the Registrant and Hoechst
                         Marion Roussel Dated March 31, 1997.
    (11)(12)    10.23    License and Option Agreement between the Registrant and
                         Hoechst Marion Roussel Dated March 31, 1997.
    (21)        10.24    Registrant's Directors' Deferred Compensation Plan.+
    (13)        10.25    Warrant Agreement between the Registrant and the Medical
                         Research Council dated May 9, 1997.
    (13)        10.26    Promissory Note dated September 30, 1997 issued by the
                         Registrant to Johnson & Johnson.
    (13)        10.27    Warrant Agreement between the Registrant and Johnson &
                         Johnson dated September 30, 1997.
    (14)        10.28    Amendment dated September 1, 1996 to Option Agreements
                         between the Registrant and Howard E. Greene, Jr.+
    (14)        10.29    Credit Agreement and related Note between the Registrant and
                         Imperial Bank dated January 15, 1998.
    (15)        10.30    Employee Phantom Stock Salary Deferral Plan (the "Deferral
                         Plan").+
    (15)        10.31    Form of Deferred Compensation Agreement under the Deferral
                         Plan.+
    (16)        10.32    Employment Agreement dated March 25, 1998, between the
                         Registrant and Joseph C. Cook, Jr.+
    (17)        10.33    Special Form of Incentive Stock Option Agreement under the
                         Option Plan of the Registrant.+
    (18)        10.34    Fifth Amendment dated February 8, 1999 to the Lease
                         Agreement, dated January 2, 1989, between the Registrant and
                         Nippon Landic (U.S.A.), Inc., as amended.
    (18)        10.35    Stock Option Agreement dated March 25, 1998 between the
                         Registrant and Joseph C. Cook, Jr.+
    (18)        10.36    Stock Option Agreement dated October 23, 1998 between the
                         Registrant and Joseph C. Cook, Jr.+
    (20)        10.37    Form of Special Bonus Award for Supplemental Incentive Bonus
                         Program.+
    (23)(25)    10.38    Agreement, dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.
    (23)(25)    10.39    Assignment and Amendment Agreement, dated September 9, 1998, by and among the Registrant and Bachem California and
                         Ortho-Biotech.
    (23)(25)    10.40    Pramlintide Repurchase Agreement, dated September 16, 1998, between the Registrant and Ortho-Biotech.
    (23)(25)    10.41    Manufacturing Agreement, dated April 28, 1999, between the
                         Registrant and CP Pharmaceuticals Limited.
    (24)(26)    10.42    Development and License Agreement dated May 15, 2000 between the Registrant and Alkermes Controlled Therapeutics II, Inc.
                10.43    2001 Equity Incentive Plan and related forms.+
                23.1     Consent of Ernst & Young LLP, Independent Auditors.
                24.1     Power of Attorney. Reference is made to page 35.

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

 (5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (6) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated March 7, 1997.

 (7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 (8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 20, 1996.

(10) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated June 24, 1997.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(15) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-51577) or amendments thereto and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-58831) or amendments thereto and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(19) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-58831) or amendments thereto and incorporated herein by reference.

(20) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(21) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(22) Filed as an exhibit to the Registrant's Registration Statement (No. 333-87033) or amendments thereto and incorporated herein by reference.

(23) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(24) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(25) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated June 22, 2000.

(26) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated October 18, 2000.

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

Date: March 30, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph C. Cook, Jr. and Mark G. Foletta, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
               /s/ JOSEPH C. COOK, JR.                      Chairman of the Board       March 30, 2001
-----------------------------------------------------    and Chief Executive Officer
                 Joseph C. Cook, Jr.                    (Principal Executive Officer)

                 /s/ JAMES C. BLAIR                               Director              March 30, 2001
-----------------------------------------------------
               James. C. Blair, Ph.D.

                /s/ VAUGHN D. BRYSON                              Director              March 30, 2001
-----------------------------------------------------
                  Vaughn D. Bryson

                /s/ GINGER L. GRAHAM                              Director              March 30, 2001
-----------------------------------------------------
                  Ginger L. Graham

              /s/ HOWARD E. GREENE, JR.                           Director              March 30, 2001
-----------------------------------------------------
                Howard E. Greene, Jr.

                /s/ VAUGHN M. KAILIAN                             Director              March 30, 2001
-----------------------------------------------------
                  Vaughn M. Kailian

                  /s/ JAY S. SKYLER                               Director              March 30, 2001
-----------------------------------------------------
                 Jay S. Skyler, M.D.

                 /s/ MARK G. FOLETTA                    Vice President of Finance and   March 30, 2001
-----------------------------------------------------      Chief Financial Officer
                   Mark G. Foletta                        (Principal Financial and
                                                             Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENT

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amylin Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

San Diego, California
February 9, 2001

                          AMYLIN PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $   6,265    $   8,171
  Short-term investments....................................     76,634       14,332
  Other current assets......................................      2,727          831
                                                              ---------    ---------
          Total current assets..............................     85,626       23,334
Property and equipment, net.................................      1,999          928
Patents and other assets, net...............................      3,010        2,160
                                                              ---------    ---------
                                                              $  90,635    $  26,422
                                                              =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $   6,706    $   4,860
  Current portion of notes payable..........................        540        1,115
                                                              ---------    ---------
          Total current liabilities.........................      7,246        5,975
Note payable and capital lease obligations..................      1,080        1,620
Note payable to Johnson & Johnson...........................     51,023       45,227
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2000 and
     1999, respectively.....................................         --           --
  Common stock, $.001 par value, 100,000 shares authorized,
     63,383 and 53,972 issued and outstanding at December
     31, 2000 and 1999, respectively........................         63           54
  Additional paid-in capital................................    367,022      265,983
  Accumulated deficit.......................................   (335,772)    (291,729)
  Deferred compensation.....................................       (307)        (653)
  Accumulated other comprehensive income (loss).............        280          (55)
                                                              ---------    ---------
          Total stockholders' equity (deficit)..............     31,286      (26,400)
                                                              ---------    ---------
                                                              $  90,635    $  26,422
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues under collaborative agreement.....................  $     --    $     --    $ 16,236
                                                             --------    --------    --------
Expenses:
  Research and development.................................    33,807      19,181      53,597
  General and administrative...............................    10,716       7,920      10,191
                                                             --------    --------    --------
                                                               44,523      27,101      63,788
                                                             --------    --------    --------
Loss from operations.......................................   (44,523)    (27,101)    (47,552)
Interest and other income..................................     6,532       2,215       1,424
Interest and other expense.................................    (6,052)     (5,678)     (4,970)
                                                             --------    --------    --------
Net loss...................................................   (44,043)    (30,564)    (51,098)
Dividends paid on preferred stock..........................        --         335          --
                                                             --------    --------    --------
Net loss available to common stockholders..................  $(44,043)   $(30,899)   $(51,098)
                                                             ========    ========    ========
Net loss per share -- basic and diluted....................  $  (0.71)   $  (0.73)   $  (1.49)
                                                             ========    ========    ========
Weighted average shares -- basic and diluted...............    61,644      42,271      34,325
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                                                      ACCUMULATED
                                       PREFERRED STOCK    COMMON STOCK     ADDITIONAL                                    OTHER
                                       ---------------   ---------------    PAID-IN     ACCUMULATED     DEFERRED     COMPREHENSIVE
                                       SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     COMPENSATION   INCOME (LOSS)
                                       ------   ------   ------   ------   ----------   -----------   ------------   -------------
Balance at December 31, 1997.........     --     $ --    32,394    $33      $215,245     $(209,732)      $ (893)         $ (4)
  Comprehensive income (loss):
  Net loss...........................     --       --        --     --            --       (51,098)          --            --
  Unrealized gain on
    available-for-sale securities....     --       --        --     --            --            --           --             6
  Comprehensive loss.................     --       --        --     --            --            --           --            --
  Issuance of common stock upon
    exercise of options..............     --       --       130     --           549            --           --            --
  Issuance of common stock for
    employer 401(k) match............     --       --        81     --           458            --           --            --
  Issuance of common stock for other
    employee benefit plans...........     --       --       121     --           438            --           --            --
  Issuance of common stock in private
    placement........................     --       --     4,000      4        12,730            --           --            --
  Deferred compensation related to
    stock options....................     --       --        --     --           337            --         (337)           --
  Amortization of deferred
    compensation.....................     --       --        --     --            --            --          802            --
                                        ----     ----    ------    ---      --------     ---------       ------          ----
Balance at December 31, 1998.........     --       --    36,726     37       229,757      (260,830)        (428)            2
  Comprehensive income (loss):
  Net loss...........................     --       --        --     --            --       (30,564)          --            --
  Unrealized loss on
    available-for-sale securities....     --       --        --     --            --            --           --           (57)
  Comprehensive loss.................     --       --        --     --            --            --           --            --
  Issuance of preferred stock........    125        1        --     --        15,000            --           --            --
  Conversion of preferred stock into
    common stock.....................   (125)      (1)   12,500     13            --           (13)          --            --
  Dividends paid on preferred stock
    in shares of common stock........     --       --        94     --           322          (322)          --            --
  Issuance of common stock upon
    exercise of options..............     --       --       685      1         1,104            --           --            --
  Issuance of common stock for
    employer 401(k) match............     --       --       167     --           108            --           --            --
  Issuance of common stock for other
    employee benefit plans...........     --       --        52     --            54            --           --            --
  Stock based compensation...........     --       --        48     --            56            --           --            --
  Issuance of common stock in private
    placement........................     --       --     3,700      3        18,480            --           --            --
  Deferred compensation related to
    stock options....................     --       --        --     --           990            --         (990)           --
  Amortization of deferred
    compensation.....................     --       --        --     --            --            --          765            --
  Issuance of warrants...............     --       --        --     --           112            --           --            --
                                        ----     ----    ------    ---      --------     ---------       ------          ----
Balance at December 31, 1999.........     --       --    53,972     54       265,983      (291,729)        (653)          (55)
  Comprehensive income (loss):
  Net loss...........................     --       --        --     --            --       (44,043)          --            --
  Unrealized gain on
    available-for-sale securities....     --       --        --     --            --            --           --           335
  Comprehensive loss.................     --       --        --     --            --            --           --            --
  Issuance of common stock upon
    exercise of options and
    warrants.........................     --       --     1,026      1         3,297            --           --            --
  Issuance of common stock for
    employer 401(k) match............     --       --        20     --           195            --           --            --
  Issuance of common stock for other
    employee benefit plans...........     --       --        32     --           224            --           --            --
  Stock based compensation...........     --       --        --     --           508            --           --            --
  Issuance of common stock in private
    placement offering...............     --       --     8,333      8        95,723            --           --            --
  Deferred compensation related to
    stock options....................     --       --        --     --           821            --         (821)           --
  Amortization of deferred
    compensation.....................     --       --        --     --            --            --        1,167            --
  Issuance of warrants...............     --       --        --     --           271            --           --            --
                                        ----     ----    ------    ---      --------     ---------       ------          ----
Balance at December 31, 2000.........     --     $ --    63,383    $63      $367,022     $(335,772)      $ (307)         $280
                                        ====     ====    ======    ===      ========     =========       ======          ====

                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                         (DEFICIT)
                                       -------------
Balance at December 31, 1997.........    $  4,649
  Comprehensive income (loss):
  Net loss...........................     (51,098)
  Unrealized gain on
    available-for-sale securities....           6
                                         --------
  Comprehensive loss.................     (51,092)
  Issuance of common stock upon
    exercise of options..............         549
  Issuance of common stock for
    employer 401(k) match............         458
  Issuance of common stock for other
    employee benefit plans...........         438
  Issuance of common stock in private
    placement........................      12,734
  Deferred compensation related to
    stock options....................          --
  Amortization of deferred
    compensation.....................         802
                                         --------
Balance at December 31, 1998.........     (31,462)
  Comprehensive income (loss):
  Net loss...........................     (30,564)
  Unrealized loss on
    available-for-sale securities....         (57)
                                         --------
  Comprehensive loss.................     (31,621)
  Issuance of preferred stock........      15,000
  Conversion of preferred stock into
    common stock.....................          --
  Dividends paid on preferred stock
    in shares of common stock........          --
  Issuance of common stock upon
    exercise of options..............       1,105
  Issuance of common stock for
    employer 401(k) match............         108
  Issuance of common stock for other
    employee benefit plans...........          54
  Stock based compensation...........          56
  Issuance of common stock in private
    placement........................      18,483
  Deferred compensation related to
    stock options....................          --
  Amortization of deferred
    compensation.....................         765
  Issuance of warrants...............         112
                                         --------
Balance at December 31, 1999.........     (26,400)
  Comprehensive income (loss):
  Net loss...........................     (44,043)
  Unrealized gain on
    available-for-sale securities....         335
                                         --------
  Comprehensive loss.................     (43,708)
  Issuance of common stock upon
    exercise of options and
    warrants.........................       3,298
  Issuance of common stock for
    employer 401(k) match............         195
  Issuance of common stock for other
    employee benefit plans...........         224
  Stock based compensation...........         508
  Issuance of common stock in private
    placement offering...............      95,731
  Deferred compensation related to
    stock options....................          --
  Amortization of deferred
    compensation.....................       1,167
  Issuance of warrants...............         271
                                         --------
Balance at December 31, 2000.........    $ 31,286
                                         ========

          See accompanying notes to consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
OPERATING ACTIVITIES:
Net loss..................................................  $ (44,043)   $(30,564)   $(51,098)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................        740       1,424       2,696
  Deferred revenue........................................         --          --      (6,357)
  Amortization of deferred compensation...................      1,167         765         802
  Stock based compensation................................        508          56          --
  Amortization of debt discount...........................      1,198       1,198       1,198
  Issuance of warrants....................................        271         112          --
  Accrued interest added to note payable..................      4,598       4,019       7,707
  Changes in operating assets:
     Accounts payable and accrued liabilities.............      1,846         543     (11,802)
     Other assets and other, net..........................     (1,856)       (620)      2,330
                                                            ---------    --------    --------
          Net cash used in operating activities...........    (35,571)    (23,067)    (54,524)

INVESTING ACTIVITIES:
Purchases of short-term investments.......................   (500,535)    (22,260)     (2,158)
Sales and maturities of short-term investments............    438,568      10,090       5,995
Proceeds from sale of Cabrillo Laboratories assets........         --       2,100          --
Sales (purchases) of equipment, net.......................     (1,664)        215         318
Increase in patents.......................................       (782)       (241)         --
                                                            ---------    --------    --------
Net cash provided by (used in) investing activities.......    (64,413)    (10,096)      4,155

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net...............     99,253      19,642      13,721
Proceeds from issuance of preferred stock, net............         --      15,000          --
Principal payments on capital leases and equipment notes
  payable.................................................     (1,175)     (2,095)     (1,468)
                                                            ---------    --------    --------
Net cash provided by financing activities.................     98,078      32,547      12,253
                                                            ---------    --------    --------
Decrease in cash and cash equivalents.....................     (1,906)       (616)    (38,116)
Cash and cash equivalents at beginning of year............      8,171       8,787      46,903
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $   6,265    $  8,171    $  8,787
                                                            =========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid.............................................  $     189    $    290    $    411
                                                            =========    ========    ========
NON-CASH TRANSACTION:
Conversion of preferred stock and dividend to common
  stock...................................................  $      --    $ 12,594    $     --
                                                            =========    ========    ========

          See accompanying notes to consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and business activity

     Amylin Pharmaceuticals, Inc. (the "Company" or "Amylin") was incorporated in Delaware on September 29, 1987. Amylin is engaged in the discovery, development and commercialization of drug candidates for the treatment of metabolic disorders. The Company's lead drug candidate, SYMLIN(TM) (pramlintide acetate), is currently under review by the Food and Drug Administration ("FDA") as a potential treatment for people with diabetes who use insulin. The New Drug Application ("NDA") for SYMLIN was submitted in December 2000 and was accepted for filing by the FDA in January 2001. The SYMLIN regulatory submission process for Europe is underway, with a filing expected in the second quarter of 2001. The Company's second diabetes drug candidate, AC2993, is in Phase 2 evaluation for the treatment of type 2 diabetes, and a long acting release formulation, AC2993 LAR, is in Phase 1 evaluation. The Company's third drug candidate, AC3056, is currently in Phase 1 evaluation as a potential treatment for metabolic disorders relating to cardiovascular disease. The Company has adopted a commercialization plan for SYMLIN that includes establishment of an internal commercial organization. The Company continues to evaluate arrangements with companies that may add value to its commercialization efforts for SYMLIN in the U.S. as well as in Europe, Japan and other markets.

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

  Cash, cash equivalents and short-term investments

     Cash, cash equivalents and short-term investments consist principally of U.S. government securities and other highly liquid debt instruments. The Company considers instruments with original maturities of less than 90 days to be cash equivalents.

  Concentration of credit risk

     The Company invests its excess cash in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed. Financial instruments that potentially subject the company to significant credit risk consist principally of cash equivalents and short-term investments.

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

                          AMYLIN PHARMACEUTICALS, INC.

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

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2000.

  Patents

     The Company has filed several patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 2000 and 1999 was $614,000 and $477,000, respectively. Capitalized costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications. The Company wrote off previously capitalized patent costs of $112,000 in 1999.

  Net loss per share

     Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

  Stock based compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and EITF 96-18. Deferred charges for the unvested portion of options granted to non-employees are periodically remeasured and amortization is adjusted accordingly.

     In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 ("FIN 44" or the "Interpretation"). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Management believes the Company's accounting for its stock options is in compliance with the

                          AMYLIN PHARMACEUTICALS, INC.

guidelines provided in FIN 44 and, therefore, the adoption of FIN 44 did not affect the Company's results of operations.

  Foreign currency translation

     Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year. Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company's financial statements for the years ended December 31, 2000 and 1999.

  Comprehensive income

     SFAS No. 130, Reporting Comprehensive Income requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

  Effect of new accounting standards

     The FASB, has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the consolidated balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The impact on the consolidated financial statements is not expected to be material.

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

  Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

                          AMYLIN PHARMACEUTICALS, INC.

 2. INVESTMENTS

     The following is a summary of short-term investments as of December 31, 2000 and 1999 (in thousands).

                                                                 AVAILABLE-FOR-SALE SECURITIES
                                                         ----------------------------------------------
                                                                     GROSS        GROSS
                                                                   UNREALIZED   UNREALIZED   ESTIMATED
                                                          COST       GAINS        LOSSES     FAIR VALUE
                                                         -------   ----------   ----------   ----------
DECEMBER 31, 2000
U.S. Treasury securities and obligations of U.S.
  government agencies..................................  $44,105      $175         $ (7)      $44,273
Asset backed securities................................   18,710        22           --        18,732
Corporate and other debt securities....................   13,539        90           --        13,629
                                                         -------      ----         ----       -------
          Total........................................  $76,354      $287         $ (7)      $76,634
                                                         =======      ====         ====       =======
DECEMBER 31, 1999
U.S. Treasury securities and obligations of U.S.
  government agencies..................................  $11,925      $ --         $(75)      $11,850
Asset backed securities................................    1,482         1           (2)        1,481
Other debt securities..................................    1,001        --           --         1,001
                                                         -------      ----         ----       -------
          Total........................................  $14,408      $  1         $(77)      $14,332
                                                         =======      ====         ====       =======

     The gross realized gains on sales of available-for-sale securities totaled $150,000 and $1,000 and the gross realized losses totaled $7,000 and $2,000 for the years ended December 31, 2000 and 1999, respectively. Approximately $28.0 million, $44.6 million and $4.0 million mature in 2001, 2002 and thereafter respectively.

 3. OTHER FINANCIAL INFORMATION

     Property and equipment consists of the following (in thousands):

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Office equipment and furniture...........................  $ 2,155    $ 5,510
Laboratory equipment.....................................    1,621      1,451
Leasehold improvements...................................      603         12
                                                           -------    -------
                                                             4,379      6,973
Less accumulated depreciation and amortization...........   (2,380)    (6,045)
                                                           -------    -------
                                                           $ 1,999    $   928
                                                           =======    =======

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                             AT DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Accounts payable...........................................  $1,873    $  359
Deferred compensation......................................     538       631
Accrued employee benefits..................................     671       419
Other accrued liabilities..................................   3,624     3,451
                                                             ------    ------
                                                             $6,706    $4,860
                                                             ======    ======

                          AMYLIN PHARMACEUTICALS, INC.

 4. DEBT AND LEASE COMMITMENTS

     In 1996, the Company entered into a master line of credit agreement to provide up to $5 million of net financing for standard equipment. The outstanding loan balance was paid in full in October 2000. While outstanding, the credit agreement provided the lender with a security interest in all equipment financed under the line.

     In November 1997, the Company entered into a financing agreement to provide up to $2.7 million of financing for equipment purchases. As of December 31, 2000, the Company had an outstanding loan balance of $1,620,000. The Company makes monthly payments of principal and interest and the loan is due in full in December 2003. Monthly interest payments are calculated based on prime plus 0.5% (approximately 10% at December 31, 2000) of the outstanding principal balance. The credit agreement provides the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit of 50% of the remaining outstanding balance should the Company's cash and investment balances fall below $10 million. Maturities of this debt arrangement are $540,000 in each of the years ending December 31, 2001, 2002, and 2003.

     The Company also leases its facilities under operating leases. The minimum annual rent on the Company's facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs.

     Minimum future annual obligations for operating leases for years ending after December 31, 2000 are as follows (in thousands):

2001........................................................  $1,443
2002........................................................   1,500
2003........................................................   1,558
2004........................................................   1,151
                                                              ------
          Total minimum lease payments......................  $5,652
                                                              ======

     Rent expense for 2000, 1999, and 1998, was $1,138,000, $961,000, and
$2,402,000, respectively.

     On April 30, 1999, the Company entered into an agreement with Magellan Laboratories Incorporated for the sale of the assets of the Company's Cabrillo Laboratories division, for which the Company received a cash payment of $2.1 million. Additionally, the Company and Magellan entered into an agreement pursuant to which Magellan agreed to perform a portion of the Company's future product development services.

 5. NOTE PAYABLE TO JOHNSON & JOHNSON AND RELATED COMMITMENTS

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

     The collaboration terminated in August 1998 and all product and other rights associated with SYMLIN and related compounds reverted to Amylin, subject to the terms of the loan and security agreement. In August 2000, Johnson & Johnson's ownership interest in the Company fell below 5% and they are no longer considered a related party.

     In conjunction with the collaboration, the Company received proceeds of approximately $30.6 million from a draw down under a development loan facility. This facility bears interest at the rate of 9.0%,

                          AMYLIN PHARMACEUTICALS, INC.

compounded annually. At December 31, 2000, the amount owed under this facility was approximately $40.5 million. In conjunction with the development loan borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company's Common stock with a fixed exercise price of $12 per share and a 10-year exercise period. As of December 31, 2000, the Company also owed Johnson & Johnson approximately $14.7 million for its share of pre-launch marketing expenses. The pre-marketing loan facility bears interest at prime plus 0.5%, 10% at December 31, 2000, compounded quarterly. As of December 31, 2000, the total principal and interest due to Johnson & Johnson was approximately $55.2 million. The amount presented in the consolidated balance sheet of $51.0 million is net of a debt discount of $4.2 million, which represents the unamortized portion of the value assigned to the warrants issued to Johnson & Johnson. The Company believes that the carrying value of this note approximates fair value as the note is at prevailing market interest rates. The development and marketing loans are secured by the Company's issued patents and patent applications relating to amylin, including those relating to SYMLIN. The development loan is due in June 2005 and the pre-marketing loan is due in June 2010. The repayment of these obligations may be accelerated in the event that the Company enters into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to the FDA's approval of the SYMLIN NDA.

     In September 1998, Amylin entered into a repurchase agreement with Ortho-Biotech, Inc., an affiliate of Johnson & Johnson, which provided for the possible future purchase by Amylin of certain bulk quantities of SYMLIN previously purchased by Johnson & Johnson from third party vendors during the collaboration agreement. Johnson & Johnson purchased the bulk SYMLIN from certain suppliers based upon agreed upon prices. The repurchase price shall be the same price paid by Johnson & Johnson to the suppliers plus a carrying cost equivalent to the five-year U.S. Treasury Note rate plus 3%. Amylin must repurchase the bulk SYMLIN in full on the first to occur of certain events, including the execution of an agreement with a major pharmaceutical company relating to the development, commercialization and/or sale of SYMLIN, receipt of regulatory approval for the sale of SYMLIN, or a change of control of Amylin. As of December 31, 2000, Ortho-Biotech had purchased inventory under this agreement totaling $8.4 million, and the repurchase cost to Amylin was approximately $9.7 million.

     In September 1998, the Company entered into an agreement with Ortho-Biotech, Inc. and a drug manufacturer for the assignment of the rights and obligations of Ortho-Biotech to purchase quantities of bulk SYMLIN from this manufacturer under a July 1997 agreement among Amylin, Ortho-Biotech and the manufacturer. Pursuant to this agreement, this manufacturer has agreed to supply certain quantities of bulk SYMLIN to Amylin over a period of several years. A portion of this material is inventory that Amylin has agreed to repurchase from Johnson & Johnson under the repurchase agreement discussed above. In connection with this agreement, Amylin has provided an irrevocable letter of credit in the amount $1 million in favor of the manufacturer which is secured by an equal deposit included in short-term investments at December 31, 2000.

 6. STOCKHOLDERS' EQUITY

  Stock Purchase Plan

     In November 1991, the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 600,000 shares of common stock may be issued to eligible employees, including Officers. The price of common stock issued under the Stock Purchase Plan is equal to the lessor of 85% of the market price on the effective date of an employee's participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2000, approximately 507,000 shares of common stock had been issued under the plan.

                          AMYLIN PHARMACEUTICALS, INC.

  Stock Options Plans

     Under the Company's 1991 Stock Option Plan (the "1991 Plan"), 7.8 million shares of common stock were reserved for issuance upon exercise of options granted to employees and consultants of the Company. The 1991 Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. Additionally, the Company is authorized to issue supplemental stock options for up to 70,000 options outside of the Plan. The maximum term of all options granted is ten years.

     In December 2000, the Company implemented the Company's 2001 Equity Incentive Plan (the "2001 Plan"), which provides for an additional 4 million shares of common stock reserved for issuance upon exercise of options granted to employees and consultants of the Company. The 2001 Plan was approved at a special meeting of stockholders in January 2001. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options may not be less than 85% of the fair market value of the stock on the date of the grant and, in some cases, may not be less than 100% of such fair market value.

     Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), 450,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to Non-Employee Directors of the Company.

     The following table summarizes option activity for all of the option plans (in thousands):

                                                     SHARES       WEIGHTED AVERAGE
                                                  UNDER OPTION     EXERCISE PRICE
                                                  ------------    ----------------
Outstanding at December 31, 1997................      5,363            $ 7.91
  Granted.......................................      3,364              2.54
  Exercised.....................................       (169)             4.32
  Cancelled.....................................     (2,591)             8.67
                                                     ------            ------
Outstanding at December 31, 1998................      5,967              4.65
  Granted.......................................      1,241              2.04
  Exercised.....................................       (688)             1.60
  Cancelled.....................................     (1,952)             5.49
                                                     ------            ------
Outstanding at December 31, 1999................      4,568              4.10
  Granted.......................................      2,179             12.40
  Exercised.....................................       (913)             2.88
  Cancelled.....................................       (156)             6.75
                                                     ------            ------
Outstanding at December 31, 2000................      5,678            $ 7.10
                                                     ======            ======

                          AMYLIN PHARMACEUTICALS, INC.

     At December 31, 2000, approximately 3,986,000 shares remained available for grant or sale under the Company's stock options plans. Following is a further breakdown of the options outstanding as of December 31, 2000 (in thousands):

                                  WEIGHTED AVERAGE
    RANGE OF          NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------   -----------   ----------------   ----------------   -----------   ----------------
$ 0.313 - $ 0.781        806            7.98              $ 0.54             627           $ 0.47
$ 0.875 - $ 2.656        927            7.74                2.16             587             2.27
$ 2.719 - $ 4.500        666            4.64                4.17             599             4.26
$ 4.563 - $10.250      1,406            7.52                7.59             726             6.45
$10.438 - $17.313      1,873            7.99               13.04             503            11.61
                       -----            ----              ------           -----           ------
$ 0.313 - $17.313      5,678            7.44              $ 7.10           3,042           $ 4.83
                       =====            ====              ======           =====           ======

     Adjusted pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk-free interest of 5.50%, 6.00%, and 5.50%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 132%, 221%, and 74% and a weighted-average expected life of the option of five years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period.

     The Company's adjusted pro forma information is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Adjusted pro forma net loss........................  $(49,546)   $(32,258)   $(52,713)
Adjusted pro forma net loss per share..............  $  (0.80)   $  (0.76)   $  (1.54)

     The weighted-average fair value of options granted during 2000, 1999, and 1998, was $11.94, $2.01, and $1.66, respectively.

  Stock Warrants

     In May 1997, in conjunction with an amendment to a License Agreement, the Company issued warrants to the licensor to purchase 20,000 shares of the Company's common stock with a fixed exercise price of $11.375 per share and a 10-year exercise period. The Company determined that the value of this warrant was not material.

     In September 1997, in conjunction with the draw down under the development loan facility with Johnson & Johnson, the Company issued a warrant to Johnson & Johnson to purchase 1,530,950 shares of the Company's common stock at an exercise price of $12.00 per share which expires on September 29, 2007 (see "Note Payable to Johnson & Johnson and Related Commitments"). The estimated fair value of the warrants was $8.1 million and this amount is being amortized over the life of the development loan.

     In April 1999, in conjunction with a Services Agreement, the Company issued warrants to the holder to either purchase 50,000 shares of the Company's common stock with a fixed exercise price of $0.97 per share or convert this warrant into shares equal to the value of this warrant as determined per the Services Agreement. The Company valued the warrant under the Black-Scholes methodology at $55,000, which was expensed in 1999 as an additional cost of the transaction. This warrant was exercised in September 2000.

                          AMYLIN PHARMACEUTICALS, INC.

     In December 1999, in conjunction with an Assignment Agreement, the Company issued warrants to the assignor to purchase 10,000 shares of the Company's common stock with a fixed exercise price of $3.31 per share and a 3-year exercise period. The Company valued the warrant under the Black-Scholes methodology at $57,000, which was expensed in 1999 as an additional cost of the transaction.

     In October 2000, in conjunction with a development, manufacture and commercialization agreement the Company issued warrants to a collaborative partner to purchase 25,000 shares of the Company's common stock with a fixed exercise price of $10.55 per share which expires in October 2007. The Company valued the warrant under the Black-Scholes methodology at $271,000, which amount was expensed in 2000 as an additional cost of the transaction

  Shares Reserved for Future Issuance

     The following shares of common stock are reserved for future issuance at December 31, 2000 (in thousands):

Employee Stock Option Plans.................................   9,271
Employee Stock Purchase Plan................................      93
Directors Plan..............................................     392
Warrants....................................................   1,586
                                                              ------
                                                              11,342
                                                              ======

  Issuance of Preferred and Common Stock

     In March 1999, the Company raised $15 million through a private placement of 125,000 shares of Series A Preferred Stock at a price of $120.00 per share. The Series A Preferred Stock automatically converted to 12.6 million shares of common stock on September 2, 1999.

     In October 1999, the Company raised $18.5 million in a private placement of
3.7 million shares of common stock. These funds were raised from a select group of institutional and private investors, predominately those investors who participated in the Company's March 1999 financing.

     In February 2000, the Company completed a private stock offering to select institutional and individual investors of 8.3 million shares of common stock at a price of $12.00 per share. Net proceeds from this transaction were approximately $95.7 million.

 7. COLLABORATIVE AGREEMENTS

     On May 15, 2000, the Company signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would allow a once a month administration of AC2993.

     Under the terms of the agreement, Alkermes has granted the Company an exclusive, worldwide license to its Medisorb(R) technology for the development and commercialization of injectable sustained release formulations of exendins, such as AC2993, and other related compounds that Amylin may develop. In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants to purchase the Company's common stock upon achieving specified development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

                          AMYLIN PHARMACEUTICALS, INC.

 8. INCOME TAXES

     Significant components of Amylin's deferred tax assets as of December 31, 2000 and 1999 are shown below (in thousands). A valuation allowance of $142.6 million of which $20.3 million is related to 2000 changes, has been recognized as of December 31, 2000 to offset the deferred tax assets, as realization of such assets in the future is uncertain.

                                                         2000         1999
                                                       ---------    ---------
Deferred tax assets:
  Net operating loss carryforwards...................  $ 112,540    $  99,500
  Research and development credits...................     16,052       13,608
  Capitalized research expenses......................     13,795        9,125
  Other..............................................        182           60
                                                       ---------    ---------
          Total deferred tax assets..................    142,569      122,293
Valuation allowance for deferred tax assets..........   (142,569)    (122,293)
                                                       ---------    ---------
Net deferred tax assets..............................  $      --    $      --
                                                       =========    =========

     At December 31, 2000, Amylin had Federal net operating loss carryforwards of approximately $310 million, California net operating loss carryforwards of approximately $32.6 million and foreign tax net operating loss carryforwards of approximately $7.6 million. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The Federal tax carryforwards begin to expire in 2002 unless previously utilized. The California tax loss carryforwards will continue to expire in 2001. The Company also has Federal research and development tax credit carryforwards of $12.9 million and California research and development tax credit carryforwards of $4.8 million, both of which will begin expiring in 2003 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe that this type of limitation would have a material impact upon the future utilization of these tax loss carryforwards.

                          AMYLIN PHARMACEUTICALS, INC.

 9. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 are as follows (in thousands, except per share data):

                                                             FOR THE QUARTERS ENDED
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
FISCAL 2000:
Loss from operations.........................  $(8,963)    $(10,854)     $(10,829)      $(13,877)
Net loss.....................................   (9,536)     (10,635)      (10,026)       (13,846)
Net loss applicable to common stock..........   (9,536)     (10,635)      (10,026)       (13,846)
Basic and diluted net loss per share(1)......    (0.17)       (0.17)        (0.16)         (0.22)
FISCAL 1999:
Loss from operations.........................  $(5,354)    $ (5,632)     $ (6,043)      $(10,072)
Net loss.....................................   (6,631)      (6,693)       (6,820)       (10,420)
Net loss applicable to common stock..........   (6,631)      (6,897)       (6,951)       (10,420)
Basic and diluted net loss per share(1)......    (0.18)       (0.18)        (0.17)         (0.19)

---------------
(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.