Form 10-Q
period 2001-03-31
AMYLIN PHARMACEUTICALS INC
filed 2001-05-14
CIK 881464

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

                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT MAY 4, 2001
                -----                       --------------------------
    Common Stock, $.001 par value                   63,507,133

================================================================================

                          AMYLIN PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
COVER PAGE.......................................................................        1

TABLE OF CONTENTS................................................................        2

                                PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000...................................................        3


         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000 (unaudited)...............................        4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000 (unaudited)...............................        5

         Notes to Condensed Consolidated Financial Statements....................        6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................        7

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..............       10

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.......................................................        *

ITEM 2.  Changes in Securities and Use of Proceeds...............................       11

ITEM 3.  Defaults upon Senior Securities.........................................        *

ITEM 4.  Submission of Matters to a Vote of Security Holders.....................       11

ITEM 5.  Other Information.......................................................        *

ITEM 6.  Exhibits and Reports on Form 8-K........................................       11

SIGNATURE........................................................................       12

------------

*  No information provided due to inapplicability of item.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AMYLIN PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         MARCH 31,       DECEMBER 31,
                                                                           2001              2000
                                                                         ---------         ---------
                                                                         (UNAUDITED)        (NOTE 1)
                                           Assets
Current Assets:
    Cash and cash equivalents ...................................        $  10,709         $   6,265
    Short-term investments ......................................           57,357            76,634
    Other current assets ........................................            5,397             2,727
                                                                         ---------         ---------
Total current assets ............................................           73,463            85,626

Property and equipment, net .....................................            2,244             1,999

Patents and other assets, net ...................................            3,193             3,010
                                                                         ---------         ---------
                                                                         $  78,900         $  90,635
                                                                         =========         =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued liabilities ....................        $   7,582         $   6,706
    Current portion of notes payable ............................              540               540
                                                                         ---------         ---------
Total current liabilities .......................................            8,122             7,246

Other notes payable, net of current portion .....................              945             1,080

Note payable to Johnson & Johnson ...............................           52,619            51,023

Stockholders' Equity:
    Common stock, $.001 par value, 100,000 shares authorized,
        63,498 and 63,383 issued and outstanding at March 31,
        2001 and December 31, 2000, respectively ................               63                63
    Additional paid-in capital ..................................          367,798           367,022
    Accumulated deficit .........................................         (350,747)         (335,772)
    Deferred compensation .......................................             (324)             (307)
    Accumulated other comprehensive income ......................              424               280
                                                                         ---------         ---------
Total stockholders' equity ......................................           17,214            31,286
                                                                         ---------         ---------
                                                                         $  78,900         $  90,635
                                                                         =========         =========



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------         --------
                                                                                (UNAUDITED)
Operating expenses:
  Research and development ......................................        $ 10,900         $  6,252
  General and administrative ....................................           3,897            2,711
                                                                         --------         --------
                                                                           14,797            8,963
                                                                         --------         --------
Loss from operations ............................................         (14,797)          (8,963)

Interest and other income .......................................           1,460              889
Interest and other expense ......................................          (1,638)          (1,462)
                                                                         --------         --------
Net loss ........................................................        $(14,975)        $ (9,536)
                                                                         ========         ========

Net loss per share -- basic and diluted .........................        $  (0.24)        $  (0.17)
                                                                         ========         ========

Shares used in computing net loss applicable to common
stock per share -- basic and diluted ............................          63,484           57,533
                                                                         ========         ========



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                            2001             2000
                                                                         ---------         ---------
                                                                                 (UNAUDITED)
Operating activities:
 Net loss .......................................................        $ (14,975)        $  (9,536)
 Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization ..............................              273               176
     Amortization of deferred compensation ......................               63               392
     Issuance of warrants for services ..........................              411                --
     Amortization of debt discount ..............................              299               299
     Accrued interest added to notes payable ....................            1,297             1,112
     Changes in operating assets and liabilities:
         Other current assets ...................................           (2,670)             (255)
         Accounts payable  and accrued liabilities ..............              876              (422)
         Other assets and other, net ............................              (19)               27
                                                                         ---------         ---------
             Net cash flows used for operating activities .......          (14,445)           (8,207)

  Investing activities:
         Purchases of short-term investments ....................          (88,327)         (245,572)
         Sales and maturities of short-term investments .........          107,748           180,895
         Purchase of fixed assets ...............................             (468)             (131)
         Increase in patents ....................................             (214)             (165)
                                                                         ---------         ---------
             Net cash flows provided by (used for) investing
               activities .......................................           18,739           (64,973)

Financing activities:
 Principal payments on capital leases and notes payable .........             (135)             (348)
 Issuance of common stock, net ..................................              285            97,025
                                                                         ---------         ---------
             Net cash flows provided by financing activities ....              150            96,677
                                                                         ---------         ---------

Change in cash and cash equivalents .............................            4,444            23,497

Cash and cash equivalents at beginning of period ................            6,265             8,171
                                                                         ---------         ---------
Cash and cash equivalents at end of period ......................        $  10,709         $  31,668
                                                                         =========         =========

Supplemental disclosure of cash flow information:
 Interest paid ..................................................        $      37         $      49



     See accompanying notes to condensed consolidated financial statements.

                          AMYLIN PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

   PER SHARE DATA

   Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

   CONSOLIDATION

   The consolidated financial statements include the accounts of Amylin and our wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated in consolidation.


2.  INVESTMENTS

   We have classified our debt securities as available-for-sale, and accordingly, carry our short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

3.  OTHER CURRENT ASSETS

   Other current assets include receivables, prepaid expenses, deposits and advances to suppliers to secure commercial grade bulk drug material. In accordance with commitments made to bulk drug suppliers and consistent with our commercialization plans, we have begun to procure bulk drug material to prepare for the planned commercialization of SYMLIN, pending United States Food and Drug Administration ("FDA") approval. At March 31, 2001 and December 31, 2000 other current assets includes $4.2 million and $1.1 million of advances to purchase such drug material, respectively.

4.  COMPREHENSIVE INCOME

   SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity. For the three months ended March 31, 2001 and 2000, the comprehensive loss consisted of:

                                       Three months ended March 31,
                                       ----------------------------
                                           2001             2000
                                        --------         --------
Net loss                                $(14,975)        $ (9,536)
Other comprehensive gain (loss):
  Unrealized gain (loss) on
    investments:                             144              (75)
                                        --------         --------
Comprehensive loss                      $(14,381)        $ (9,611)
                                        ========         ========

5.  SUBSEQUENT EVENT

    On May 14, 2001, the Company announced the sale of approximately 4.1 million shares (the "Shares) of common stock priced at $10.00 per share in a private placement to select institutional and individual investors (the "Private Placement"). The Private Placement included the sale of approximately 3.5 million shares of newly issued stock by the Company (the "Company Shares") and 600,000 shares by an existing stockholder (the "Stockholder Shares"). The Company agreed to file a registration statement for the resale of the Shares within 10 days from the execution of the purchase agreements in connection with the Private Placement. The closing of the Private Placement is subject to certain closing conditions, including receipt of notice of the Securities and Exchange Commission's willingness to declare effective the resale registration statement. At closing, the Company expects to receive gross proceeds of approximately $35 million from the sale of the Company Shares. The Company will not receive any proceeds from the sale of the Stockholder Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to risks and uncertainties regarding, among other things, the timing of the European submission for regulatory approval for SYMLIN(TM) (pramlintide acetate) and, if regulatory approvals are received, time to market thereafter, our ability to commercialize SYMLIN, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN and AC2993 (synthetic exendin-4), and the results of our preclinical and clinical studies of our drug candidates, including AC2993, AC2993 LAR and AC3056. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in our annual report on Form 10-K for the year ended December 31, 2000, under the heading "Risk Factors."

BACKGROUND

   Amylin Pharmaceuticals, Inc. is engaged in the discovery, development and commercialization of drug candidates for the treatment of metabolic disorders.

   In December 2000, we submitted a New Drug Application ("NDA") to the FDA for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. Our second drug candidate, AC2993 (synthetic exendin-4) is in Phase 2 clinical studies and is targeted for people with type 2 diabetes. Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel). AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of metabolic disorders relating to cardiovascular disease. In May 2000, we entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a once a month administration of AC2993. This program entered Phase 1 evaluation in March 2001.

    Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for the next few years. As of March 31, 2001, our accumulated deficit was approximately $351 million.

    From June 1995 to August 1998, we collaborated with Johnson & Johnson on the development and commercialization of SYMLIN. Under the collaboration agreement, Johnson & Johnson made payments to us totaling approximately $174 million. Johnson & Johnson terminated the collaboration agreement effective in August 1998. As a result of Johnson & Johnson's withdrawal, they relinquished all rights to share in any SYMLIN profits and all product and other rights associated with SYMLIN and related compounds have reverted to Amylin. We reported positive Phase 3 clinical data in August 1999 for SYMLIN for people with type 2 diabetes who use insulin and in November 1999 for people with type 1 diabetes.

   In late 1999, we began a ramp-up of our internal workforce and external contractors to enable us to prepare for a number of activities, including the filing of the NDA, the completion of our European application for marketing approval of SYMLIN, the planned commercialization of SYMLIN (pending FDA approval) and the continued research and development of our other drug candidates, including AC2993, AC3056 and AC2993 LAR.

   In February 2000, we completed a private sale of common stock to select institutional and individual investors generating net proceeds of approximately $95.7 million.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001

   OPERATING EXPENSES

   Our total operating expenses for the quarter ended March 31, 2001 increased to $14.8 million from $9.0 million for the comparable period in 2000. Research and development expenses for the three months ended March 31, 2001 increased to $10.9 million from $6.3 million for the same period in 2000, and general and administrative expenses increased to $3.9 million from $2.7 million for the comparable 2000 period.

   The $4.6 million increase in research and development expenses in the current quarter as compared to the same period in 2000 reflects primarily costs associated with the AC2993 LAR development program due to our collaboration with Alkermes, an increase in the number of employees and, to a lesser degree, costs associated with our other development programs. The AC2993 LAR costs incurred in the first quarter of 2001 include development costs, a $500,000 milestone payment and the issuance of a warrant to purchase 50,000 shares of our common stock at $10.01 per share. The warrant was valued at $411,000 using the Black-Scholes valuation methodology. The milestone payment and warrant issuance were based on the entry of AC2993 LAR into phase 1 clinical trials in March 2001.

   The $1.2 million increase in general and administrative expenses in the current quarter reflects primarily an increase in our number of employees and facilities costs to support our higher level of activity.

   OTHER INCOME AND EXPENSE

   Interest and other income was $1.5 million for the three-month period ended March 31, 2001, compared to $0.9 million for the same period in 2000. This increase in interest and other income in the current year reflects investment earnings on higher average cash balances in the current quarter.

   Interest and other expense was $1.6 million for the three months ended March 31, 2001 compared to $1.5 million for the same period in 2000. The slight increase in interest and other expense in the current year is the result of higher Johnson & Johnson debt levels due to additional accrued interest added to principal.

   NET LOSS

   The net loss for the quarter ended March 31, 2001 was $15.0 million compared to a net loss of $9.5 million for the same period in 2000. The increase in the net loss reflects the increased operating expenses discussed above, partially offset by the improvement in interest and other income.

   We expect to incur substantial operating losses for the remainder of 2001 and at least the next few years due to continuing expenses associated with preparing for the commercialization of SYMLIN, the continuation and potential expansion of our other research and development programs, including the clinical development of AC2993, AC2993 LAR and AC3056, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through the collaboration with Johnson & Johnson, and other debt financings.

   At March 31, 2001, we had $68.1 million in cash, cash equivalents and short-term investments as compared to $82.9 million at December 31, 2000.

   As of March 31, 2001, we owe Johnson & Johnson approximately $56.5 million pursuant to debt incurred in connection with the collaboration agreement that terminated in 1998. The amount presented in the condensed consolidated balance sheet at March 31, 2001 of $52.6 million is net of a debt discount of $3.9 million which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $1.5 million pursuant to equipment financing which is payable in equal monthly installments through December 2003.

     We used cash of $14.4 million and $8.2 million for our operating activities in the quarters ended March 31, 2001 and 2000, respectively. Investing activities provided $18.7 million in the quarter ended March 31, 2001 and used $65.0 million in the quarter ended March 31, 2000. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents. Financing activities provided $0.2 million and $96.7 million in the quarters ended March 31, 2001 and 2000, respectively. These amounts consist of proceeds from the sale of common stock, offset by payments on capital leases and notes payable. There were no significant proceeds from the sale of common stock in the quarter ended March 31, 2001. The significant component of the cash provided from financing activities in the quarter ended March 31, 2000 was a private placement of common stock for net proceeds of approximately $95.7 million.

   Our net change in cash, cash equivalents and short-term investments in the first quarter ended March 31, 2001 was $14.8 million. This includes approximately $3.1 million incurred to secure commercial grade bulk drug material pursuant to commitments made to bulk suppliers and consistent with our SYMLIN commercialization plans. We expect the rate in which we use our cash to increase only moderately in the second quarter of 2001 and at a higher rate in the second half of 2001. However, the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force and expanded clinical programs are subject to the approval of the SYMLIN NDA by the FDA and positive data from ongoing clinical trials.

   We intend to use our existing financial resources for continuing costs associated with preparing for the planned commercialization of SYMLIN, the continuation and potential expansion of our other research and development programs, including the clinical development of AC2993, AC2993 LAR and AC3056, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, and, if approvals are received, time to market thereafter, technological advances, determination as to the commercial potential of our product candidates and other preclinical compounds currently under development, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

   We do not expect to generate a positive internal cash flow for at least the next few years due to additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general administrative expenses necessary to support such activities.

   The rate at which we use our current cash balances as well as any future capital requirements will depend on many factors, including our ability to complete the European application for marketing approval for SYMLIN, our ability to commercialize SYMLIN and to establish commercialization arrangements for SYMLIN and our other drug candidates, our ability to progress with other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

   Prior to marketing, potential drug candidates must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. Subject to compliance with FDA and foreign authority regulations, we continue to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for drug candidates in humans. Further testing or use of SYMLIN, AC2993, AC3056, and our other drug candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, we or the regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. We may encounter problems in clinical trials that would cause the regulatory authorities or us to delay or suspend clinical trials. In addition, we may not obtain regulatory approval of any of our drug candidates for any indication. New product candidates, if any, resulting from our research programs are not expected to be commercially available for a number of years.

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

NEW ACCOUNTING PRONOUNCEMENTS

   The FASB, has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives on the consolidated balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. Amylin Pharmaceuticals, Inc. adopted the new Statement effective January 1, 2001. The impact on the consolidated financial statements is not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We invest our cash and short-term investments primarily in U.S. government securities and marketable securities of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt approximate current market interest rates.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In March 2001, we issued a warrant to purchase 50,000 shares of common stock to Alkermes under the terms of our May 2000 collaboration agreement as a result of the satisfaction of specified milestone events. This warrant may be exercised at any time within seven years from the date of grant at an exercise price of $10.01 per share. The issuance of the warrant described above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) of such Act. The recipient represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the warrant. The recipient had either received adequate information about the Company or had access, through other relationships, to such information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   A Special Meeting of Stockholders was held on January 25, 2001. At this Meeting, the stockholders of the Company approved the Company's 2001 Equity Incentive Plan.

   We had 63,321,698 shares of Common Stock outstanding as of December 22, 2000, the record date for the Meeting. At the Meeting, 40,525,438 shares of Common Stock were present in person or represented by proxy for the proposal indicated above. The following sets forth detailed information regarding the results of the voting at the Meeting:

Proposal 1: Approval of the 2001 Equity Incentive Plan

        Votes in Favor:      36,934,638
        Votes Against:        3,409,025
        Abstentions:            181,775

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included as part of this report:

        EXHIBIT NUMBER       DESCRIPTION
        --------------       -----------
            4.7              Warrant Agreement dated March 2, 2001 between the Registrant and Alkermes Controlled Therapeutics, Inc. II

          10.44              Registrant's Change in Control Employee Severance Benefit Plan

          10.45              Registrant's 2001 Deferred Compensation Plan

--------------

        (b) Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Amylin Pharmaceuticals, Inc.

Date:  May 14, 2001                         By:     /s/ MARK G. FOLETTA
                                               ---------------------------------
                                                       Mark G. Foletta,
                                                  Vice President Finance and
                                                   Chief Financial Officer
                                               (on behalf of the registrant and
                                                 as the registrant's principal
                                                       financial officer)