Form 10-Q
period 2001-06-30
AMYLIN PHARMACEUTICALS INC
filed 2001-08-14
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-19700

AMYLIN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0266089 (I.R.S. Employer Identification No.)

9373 Towne Centre Drive, San Diego, California (Address of principal executive offices)	92121 (Zip code)

(858) 552-2200
(Registrant’s telephone number, including area code)

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

Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2001

Common Stock, $.001 par value	67,276,930

AMYLIN PHARMACEUTICALS, INC.

		PAGE NO.

COVER PAGE		1

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (unaudited)	4

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	*

ITEM 2.	Changes in Securities and Use of Proceeds	13

ITEM 3.	Defaults upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	13

ITEM 5.	Other Information	*

ITEM 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE		15

*	No information provided due to inapplicability of item.

Part I. Financial Information

Item 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
Assets

Current Assets:

Cash and cash equivalents	$43,981	$6,265

Short-term investments	40,733	76,634

Other current assets	6,489	2,727

Total current assets	91,203	85,626

Property and equipment, net	2,452	1,999

Patents and other assets, net	3,384	3,010

	$97,039	$90,635

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable and accrued liabilities	$8,768	$6,706

Current portion of notes payable	540	540

Total current liabilities	9,308	7,246

Other liabilities	310	—

Other notes payable, net of current portion	810	1,080

Note payable to Johnson & Johnson, net of discount	54,124	51,023

Stockholders’ Equity:

Commonstock, $.001 par value, 200,000 shares authorized, 67,143 issued and outstanding at June 30, 2001; 100,000 shares authorized, 63,383 issued and outstanding at December 31, 2000	67	63

Additional paid-in capital	402,808	367,022

Accumulated deficit	(370,177)	(335,772)

Deferred compensation	(524)	(307)

Accumulated other comprehensive income	313	280

Total stockholders’ equity	32,487	31,286

	$97,039	$90,635

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	June 30,

	2001	2000

Operating expenses:

Research and development	$12,360	$8,361

General and administrative	6,586	2,493

	18,946	10,854

Loss from operations	(18,946)	(10,854)

Interest and other income	1,047	1,707

Interest and other expense	(1,531)	(1,488)

Net loss	$(19,430)	$(10,635)

Net loss applicable to common stock per share — basic and diluted	$(0.30)	$(0.17)

Shares used in computing net loss applicable to common stock per share — basic and diluted	64,792	62,845

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Six months ended
	June 30,

	2001	2000

Operating expenses:

Research and development	$23,260	$14,613

General and administrative	10,483	5,204

	33,743	19,817

Loss from operations	(33,743)	(19,817)

Interest and other income	2,507	2,596

Interest and other expense	(3,169)	(2,950)

Net loss	$(34,405)	$(20,171)

Net loss applicable to common stock per share — basic and diluted	$(0.54)	$(0.34)

Shares used in computing net loss applicable to common stock per share — basic and diluted	64,160	60,189

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,

	2001	2000

Operating activities:

Net loss	$(34,405)	$(20,171)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	557	359

Amortization of deferred compensation	141	886

Stock based compensation	417	251

Issuance of warrants for services	411	—

Amortization of debt discount	599	599

Accrued interest added to notes payable	2,502	2,250

Changes in operating assets and liabilities:

Other current assets	(3,465)	(788)

Accounts payable & accrued liabilities	2,062	1,550

Other assets and other, net	57	(236)

Net cash flows used for operating activities	(31,124)	(15,300)

Investing activities:

Purchases of short-term investments	(162,392)	(365,927)

Sales and maturities of short-term investments	198,326	299,948

Purchase of fixed assets	(907)	(314)

Increase in patents	(450)	(468)

Net cash flows provided by (used for) investing activities	34,577	(66,761)

Financing activities:

Principal payments on capital leases and notes payable	(270)	(758)

Issuance of common stock, net	34,533	98,159

Net cash flows provided by financing activities	34,263	97,401

Change in cash and cash equivalents	37,716	15,340

Cash and cash equivalents at beginning of period	6,265	8,171

Cash and cash equivalents at end of period	$43,981	$23,511

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and June 30, 2000 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Per Share Data

     Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

     Consolidation

     The consolidated financial statements include the accounts of Amylin and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

2. Investments

     The Company has classified its debt securities as available-for-sale, and accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income or expense as applicable. Realized gains and losses and declines in value judged to be “other-than-temporary” (of which there have been none to date) on available-for-sale securities are also included in interest and other income or expense as applicable. The cost of securities sold is based on the specific identification method.

3. Other current assets

     Other current assets include receivables, prepaid expenses, deposits and advances to suppliers to secure commercial grade bulk drug material. In accordance with commitments made to bulk drug suppliers and consistent with our commercialization plans, we judiciously began to procure bulk drug material to prepare for the planned commercialization of SYMLINTM (pramlintide acetate), pending United States Food and Drug Administration (“FDA”) approval. At June 30, 2001 and December 31, 2000, other current assets includes $4.9 million and $1.1 million of advances to purchase such drug material, respectively.

4. Stockholders’ Equity

     On May 29, 2001, the Company completed the sale of approximately 4.1 million shares of common stock priced at $10.00 per share in a private placement to select institutional and individual investors (the “Private Placement”). The Private Placement included the sale of approximately 3.5 million shares of newly issued stock by the Company and 600,000 shares by an existing stockholder. The Private Placement generated net proceeds of approximately $33.8 million for the Company.

5. Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the six months ended June 30, 2001 and 2000, the comprehensive loss consisted of:

	Six months ended June 30,

	2001	2000

Net loss	$(34,405)	$(20,171)

Other comprehensive income (loss):

Unrealized gain (loss) on investments:	33	(61)

Comprehensive loss	$(34,372)	$(20,232)

6. Subsequent Event

     On July 26, 2001, the Company presented its New Drug Application for SYMLIN to the Endocrinologic and Metabolic Drugs Advisory Committee (the “Committee”) of the United States Food and Drug Administration. The Committee elected not to recommend approval of SYMLIN at this time, however, the Committee did vote 8-1 that efficacy of SYMLIN was demonstrated in both type 1 and insulin requiring type 2 diabetes. The FDA and the Advisory Committee expressed safety concerns primarily related to the initiation of therapy of SYMLIN. The Company will continue to work with the FDA to provide additional information for their review of the SYMLIN NDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the FDA’s review of NDA’s generally, risks and uncertainties that the FDA may require additional clinical testing of SYMLIN, risks and uncertainties that approvals of SYMLIN, if obtained, may be delayed and/or limited to specific indications, uncertainties in the review of our European Marketing Authorization Applications for SYMLIN, our ability to commercialize SYMLIN, if approved, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN and AC2993 (synthetic exendin-4), and the results of our preclinical and clinical studies of our drug candidates, including AC2993, AC2993 LAR and AC3056. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our annual report on Form 10-K for the year ended December 31, 2000, under the heading “Risk Factors.”

Background

     Amylin Pharmaceuticals, Inc. is engaged in the discovery, development and commercialization of drug candidates for the treatment of metabolic disorders.

     In December 2000, we submitted a New Drug Application (“NDA”) to the FDA for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. In May 2001, our wholly owned subsidiary, Amylin Europe, Ltd. submitted Marketing Authorization Applications (“MAA”) for approval to market SYMLIN to the European Agency for the Evaluation of Medicinal Products. On July 26, 2001 we presented our New Drug Application for SYMLIN to the Endocrinologic and Metabolic Drugs Advisory Committee (the “Committee”) of the United States Food and Drug Administration. The Committee elected not to recommend approval of SYMLIN at this time, however, the Committee did vote 8-1 that efficacy of SYMLIN was demonstrated in both type 1 and insulin requiring type 2 diabetes. The FDA and the Advisory Committee expressed safety concerns primarily related to the initiation of therapy of SYMLIN. We will continue to work with the FDA to provide additional information for their review of the SYMLIN NDA.

     Our second drug candidate, AC2993 (synthetic exendin-4) is targeted for people with type 2 diabetes. We reported positive Phase 2 clinical data for AC2993 in June 2001. Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma (formerly Hoechst Marion Roussel). AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of metabolic disorders relating to cardiovascular disease. In May 2000, we entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a once a month administration of AC2993. This program entered Phase 1 evaluation in March 2001.

     Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for the next few years. As of June 30, 2001, our accumulated deficit was approximately $370 million.

     Following our reporting of positive Phase 3 clinical data for SYMLIN in late 1999, we began a ramp-up of our internal workforce and external contractors to enable us to prepare for a number of activities, including the filing of the NDA, the completion of our European application for marketing approval of SYMLIN, and the continued research and development of our other drug candidates, including AC2993, AC2993 LAR and AC3056. In late 2000 we commenced certain pre-marketing activities in connection with the planned commercialization of SYMLIN. As of June 30, 2001, our internal workforce consisted of approximately 210 employees.

Results of Operations

Three Months Ended June 30, 2001

     Operating Expenses

     Our total operating expenses for the three months ended June 30, 2001 increased to $18.9 million from $10.9 million for the same period in 2000. Research and development expenses for the three months ended June 30, 2001 increased to $12.4 million from $8.4 million for the same period in 2000, and general and administrative expenses increased to $6.6 million from $2.5 million for the same period in 2000.

     The $4.0 million increase in research and development expenses in the second quarter reflects primarily an increase in our internal headcount required to support our ongoing development programs including AC2993,

AC2993 LAR and AC3056, and to a lesser degree external costs associated with these programs. The increase in external costs reflects the purchase of clinical trial materials and increased costs incurred to conduct ongoing clinical trials, including phase 1 evaluations of AC2993 LAR and phase 2 evaluations of AC2993, partially offset by a reduction in external costs related to SYMLIN. The higher costs for SYMLIN last year were incurred in connection with the preparation of the NDA.

     The $4.1 million increase in general and administrative expenses in the current quarter reflects an overall increase in our internal headcount, costs associated with our commercialization plans for SYMLIN, including pre-marketing expenses, and to a lesser degree, increased facilities and other infrastructure costs required to support our higher level of activity. Costs associated with our SYMLIN commercialization efforts will not increase significantly until we have more definitive information regarding the FDA’s decision with respect to the SYMLIN NDA.

     Other Income and Expense

     Interest and other income was $1.0 million for the three months ended June 30, 2001, compared to $1.7 million for the same period in 2000. The decrease in interest and other income is attributed to lower average cash balances and lower market interest rates in the current quarter as compared to the same period in 2000. Interest and other expense was $1.5 million for both the three months ended June 30, 2001 and June 30, 2000.

     Net Loss

     The net loss for the quarter ended June 30, 2001 was $19.4 million compared to a net loss of $10.6 million for the same period in 2000. The increase in the net loss reflects the increased operating expenses and the reduction in interest and other income discussed above.

     We expect to incur substantial operating losses for the remainder of 2001 and at least the next few years due to continuing expenses associated with the continuation and potential expansion of our other research and development programs, including the clinical development of AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

     Future operating results may be negatively affected by certain deferred costs associated with the planned commercialization of SYMLIN, consisting primarily of advances to suppliers of $4.9 million at June 30, 2001 to secure commercial grade bulk drug material, the value of which we will not likely recover if SYMLIN is not approved. Additionally, we have committed approximately $0.8 million in guaranteed rental payments pursuant to a lease for office space, consisting primarily of cash deposits to secure a letter of credit. We are continuing to evaluate the operational impact of the FDA's Advisory Committee's recommendations. If we elect to terminate this lease, we may not recover any of these costs.

Six Months Ended June 30, 2001

     Operating Expenses

     Our total operating expenses for the six months ended June 30, 2001 increased to $33.7 million from $19.8 million for the same period in 2000. Research and development expenses for the six months ended June 30, 2001 increased to $23.3 million from $14.6 million for the same period in 2000, and general and administrative expenses increased to $10.5 million from $5.2 million for the same period in 2000.

     The $8.7 million increase in research and development expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above, and includes both increased headcount to support our current development programs and external costs incurred for clinical trial materials and costs to conduct ongoing clinical trials for AC2993, AC2993 LAR and AC3056.

     The $5.3 million increase in general and administrative expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above, and includes increased internal headcount and facilities costs to support our higher level of activity and expenditures related to our commercialization plans for SYMLIN.

     Other Income and Expense

     Interest and other income was $2.5 million for the six-month period ended June 30, 2001, compared to $2.6 million for the same period in 2000. The slight decrease in interest and other income is due to the same factors that influenced similar fluctuations in the second quarter discussed above, partially offset by gains realized in the first quarter of 2001.

     Interest and other expense was $3.2 million for the six months ended June 30, 2001, compared to $3.0 million for the same period in 2000. The slight increase in interest and other expense is due primarily to higher levels of accrued interest added to the principal of amounts due to Johnson & Johnson, partially offset by lower market interest rates.

     Net Loss

     The net loss for the six months ended June 30, 2001 was $34.4 million compared to a net loss of $20.2 million for the same period in 2000. The increase in the net loss reflects primarily the increased operating expenses discussed above.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through a collaboration with Johnson & Johnson that terminated in August 1998, and other debt financings.

     At June 30, 2001, we had $84.7 million in cash, cash equivalents and short-term investments as compared to $82.9 million at December 31, 2000. Included in cash, cash equivalents and short-term investments is $1.7 million to secure irrevocable letters of credit issued pursuant to agreements entered into by the Company.

     As of June 30, 2001, we owed Johnson & Johnson approximately $57.7 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998. The amount presented in the condensed consolidated balance sheet at June 30, 2001 of $54.1 million is net of a debt discount of $3.6 million which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $1.4 million pursuant to equipment financing, which is payable in equal monthly installments through December 2003.

     We used cash of $31.1 million and $15.3 million for our operating activities in the six months ended June 30, 2001 and 2000, respectively. Investing activities provided $34.6 million in the six months ended June 30, 2001 and used $66.8 million in the six months ended June 30, 2000. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents. Financing activities provided $34.3 million and $97.4 million in the six months ended June 30, 2001 and 2000, respectively. These amounts consist of proceeds from the sale of common stock, partially offset by payments on capital leases and notes payable. The significant components of the cash provided from financing activities were private placements of common stock for net proceeds of approximately $33.8 million and $95.7 million during the six months ended June 30, 2001 and 2000, respectively.

     Our net use of cash during the six months ended June 30, 2001, after giving effect to net proceeds of approximately $33.8 million generated by our private placement in May 2001, was approximately $32 million. This consists of $28.2 million of cash to support our operations and $3.8 million to secure commercial grade bulk drug material. Consistent with our planned growth, the rate at which we have used our cash has increased during the first six months of 2001. Until we have more definitive information regarding the FDA's decision with respect to the SYMLIN NDA, any further increases in our spending rate will be carefully scrutinized. If it appears that FDA approval will be delayed significantly or not received at all, we will further evaluate our level of activity and cash expenditures associated with the planned commercialization of SYMLIN. Furthermore, the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force and expanded clinical programs are subject to the approval of the SYMLIN NDA by the FDA and positive data from ongoing clinical trials.

     Additionally, at June 30, 2001 we are committed to purchase approximately $5.0 million of bulk drug material in the subsequent twelve-month period. Additional purchase commitments of approximately $6.0 million are subject to cancellation provisions that would require us to reimburse our suppliers for certain incurred costs. If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $10 million of additional material pursuant to an agreement with Johnson & Johnson.

     We intend to use our existing financial resources for continuing costs associated with the continuation and potential expansion of our other research and development programs, including the clinical development of AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, and, if approvals are received, time to market thereafter, technological advances, determination as to the commercial potential of our product candidates and other preclinical compounds currently under development, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

     We do not expect to generate a positive internal cash flow for at least the next few years due to additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general administrative expenses necessary to support such activities.

     The rate at which we use our current cash balances as well as any future capital requirements will depend on many factors, including our ability to commercialize SYMLIN and to establish commercialization arrangements for SYMLIN and our other drug candidates, our ability to progress with other ongoing and new preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, scientific progress in research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale-up.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     In May of 2001, we completed a private stock sale of 4.1 million shares of common stock to certain select institutional and individual investors at a price of $10.00 per share. The offering consisted of 3.5 million newly issued shares sold by us and 600,000 shares sold by an existing shareholder. The offering generated gross proceeds of approximately $35 million for the Company. Lehman Brothers, Inc. served as the placement agent for the transaction, receiving aggregate fees of approximately $1 million, of which, approximately $40,000 was paid by the selling shareholder. We intend to use the proceeds from this transaction for general corporate purposes, including our existing development programs, the pursuit of regulatory approvals for SYMLIN and the commercialization of SYMLIN if FDA approval is received. We filed a registration statement on Form S-3 covering the resale of these securities.

     The sale and issuance of common stock in the transaction described in the preceding paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof.

Item 4. Submission of Matter to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on May 24, 2001. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved our Non-Employee Directors’ Stock Option Plan, as amended, (iii) approved our 2001 Employee Stock Purchase Plan, (iv) approved our Director’s Deferred Compensation Plan, (v) approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 to 200,000,000, and (vi) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001.

     We had 63,497,913 shares of Common Stock outstanding as of April 2, 2001, the record date for the Annual Meeting. At the Annual Meeting, 54,585,718 shares of Common Stock were present in person or represented by proxy for the six proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

Director	Votes in Favor	Abstentions

James, C. Blair, Ph.D.	54,460,931	124,787

Vaughn D. Bryson	54,458,381	127,337

Joseph C. Cook, Jr.	54,467,831	117,887

Ginger L. Graham	53,752,612	833,106

Howard E. Greene, Jr.	54,464,181	121,537

Vaughn M. Kailian	54,394,431	191,287

Jay S. Skyler, M.D.	54,462,579	121,139

Proposal 2: Approval of the Company’s Non-Employee Directors’ Stock Option Plan, as amended.

Votes in Favor:	53,084,946

Votes Against:	1,387,061

Abstentions:	113,711

Proposal 3: Approval of the Company’s 2001 Employee Stock Purchase Plan.

Votes in Favor:	53,912,078

Votes Against:	599,216

Abstentions:	74,424

Proposal 4: Approval of the Company’s Directors Deferred Compensation Plan.

Votes in Favor:	53,544,012

Votes Against:	913,999

Abstentions:	127,707

Proposal 5: Approval to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 to 200,000,000.

Votes in Favor:	52,726,724

Votes Against:	1,722,084

Abstentions:	136,910

Proposal 6: Ratification of selection of Ernst & Young LLP as Independent Auditors of the Company

Votes in Favor:	54,232,836

Votes Against:	315,799

Abstentions:	37,083

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description

3.2	Amended and Restated Bylaws of the Registrant

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 14, 2001	By:	/s/ MARK G. FOLETTA

Mark G. Foletta, Vice President Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)