Form 10-Q
period 2001-09-30
AMYLIN PHARMACEUTICALS INC
filed 2001-11-14
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes  [X]        No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2001

Common Stock, $.001 par value	67,673,418

AMYLIN PHARMACEUTICALS, INC.

Part I.   Financial Information

Item 1.   Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$40,285	$6,265
Short-term investments	25,525	76,634
Other current assets	7,157	2,727

Total current assets	72,967	85,626
Property and equipment, net	3,474	1,999
Patents and other assets, net	3,498	3,010

	$79,939	$90,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$9,484	$6,706
Current portion of notes payable	540	540

Total current liabilities	10,024	7,246
Other liabilities	387	—
Other notes payable, net of current portion	675	1,080
Note payable to Johnson & Johnson, net of discount	55,515	51,023
Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 67,352 and 63,383 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	67	63
Additional paid-in capital	403,003	367,022
Accumulated deficit	(389,935)	(335,772)
Deferred compensation	(212)	(307)
Accumulated other comprehensive income	415	280

Total stockholders’ equity	13,338	31,286

	$79,939	$90,635

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	September 30,

	2001	2000

Operating expenses:
Research and development	$14,225	$8,730
General and administrative	5,299	2,099

	19,524	10,829

Loss from operations	(19,524)	(10,829)
Interest and other income	1,187	2,368
Interest and other expense	(1,422)	(1,565)

Net loss	$(19,759)	$(10,026)

Net loss per share — basic and diluted	$(0.29)	$(0.16)

Shares used in computing net loss per share — basic and diluted	67,258	62,935

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating expenses:
Research and development	$37,485	$23,344
General and administrative	15,782	7,303

	53,267	30,647

Loss from operations	(53,267)	(30,647)
Interest and other income	3,694	4,960
Interest and other expense	(4,590)	(4,511)

Net loss	$(54,163)	$(30,198)

Net loss per share — basic and diluted	$(0.83)	$(0.49)

Shares used in computing net loss per share — basic and diluted	65,217	61,111

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating activities:
Net loss	$(54,163)	$(30,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	895	321
Amortization of deferred compensation	166	251
Stock based compensation	367	1,049
Issuance of warrants for services	411	271
Amortization of debt discount	898	898
Accrued interest added to notes payable	3,594	3,402
Changes in operating assets and liabilities:
Other current assets	(4,430)	(1,893)
Accounts payable and accrued liabilities	2,778	804
Other assets and other, net	426	(174)

Net cash flows used for operating activities	(49,058)	(25,269)
Investing activities:
Purchases of short-term investments	(230,629)	(458,816)
Sales and maturities of short-term investments	281,873	395,065
Purchase of fixed assets	(2,211)	(732)
Increase in patents	(615)	(652)

Net cash flows provided by (used for) investing activities	48,418	(65,135)
Financing activities:
Principal payments on capital leases and notes payable	(405)	(905)
Issuance of common stock, net	35,065	98,421

Net cash flows provided by financing activities	34,660	97,516

Change in cash and cash equivalents	34,020	7,112
Cash and cash equivalents at beginning of period	6,265	8,171

Cash and cash equivalents at end of period	$40,285	$15,283

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

1.	Summary of Significant Accounting Policies

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Other current assets includes primarily advances to suppliers to secure commercial grade bulk drug material. In accordance with commitments made to bulk drug suppliers and consistent with its commercialization plans, the Company has judiciously begun to procure bulk drug material to prepare for the planned commercialization of SYMLIN™ (pramlintide acetate), pending United States Food and Drug Administration (“FDA”) approval. At September 30, 2001 and December 31, 2000, other current assets include $5.6 million and $1.1 million, respectively, of advances to purchase such drug material. Realization of the value of this asset is dependent upon the regulatory approval of SYMLIN (note 6).

4.	Stockholders’ Equity

     On May 29, 2001, the Company completed the sale of approximately 4.1 million shares of common stock priced at $10.00 per share in a private placement to select institutional and individual investors (the “Private Placement”). The Private Placement included the sale of approximately 3.5 million shares of newly issued stock by the Company and 0.6 million shares by an existing stockholder. The Private Placement generated net proceeds of approximately $33.8 million for the Company.

5.	Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the nine months ended September 30, 2001 and 2000, the comprehensive loss consisted of:

	Nine months ended
	September 30,

	2001	2000

Net loss	$(54,163)	$(30,198)
Other comprehensive income:
Unrealized gain on investments:	135	123

Comprehensive loss	$(54,028)	$(30,075)

6.	Subsequent Event

     On October 12, 2001, the FDA completed its review of the Company’s New Drug Application (“NDA”) for SYMLIN, indicating that SYMLIN is approvable for both type 1 and insulin requiring type 2 diabetes. However, the FDA indicated that ultimate approval of SYMLIN will require that the Company achieve satisfactory results from additional clinical work, the specific requirements of which will be determined following further discussions with the FDA.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the FDA’s review of NDA’s generally, risks and uncertainties regarding the nature and scope of additional clinical testing of SYMLIN, risks and uncertainties that approvals of SYMLIN, if obtained, may be delayed and/or limited to specific indications, uncertainties in the review of our European Marketing Authorization Applications for SYMLIN, our ability to commercialize SYMLIN, if approved, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN and AC2993 (synthetic exendin-4), the results of our preclinical and clinical studies of our drug candidates, including AC2993, AC2993 LAR and AC3056 and potential liability and indemnification obligations arising out of ongoing litigation. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our annual report on Form 10-K for the year ended December 31, 2000, under the heading “Risk Factors.”

Background

     Amylin Pharmaceuticals, Inc. is engaged in the discovery, development and commercialization of drug candidates for the treatment of metabolic disorders.

     In December 2000, we submitted a New Drug Application to the FDA for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. In May 2001, we submitted Marketing Authorization Applications (“MAA”) for approval to market SYMLIN to the European Agency for the Evaluation of Medicinal Products. In July 2001, we presented our New Drug Application for SYMLIN to the Endocrinologic and Metabolic Drugs Advisory Committee (the “Committee”) of the FDA. The Committee elected not to recommend approval of SYMLIN at that time, however, the Committee did vote that efficacy of SYMLIN was demonstrated in both type 1 and insulin requiring type 2 diabetes. The FDA and the Advisory Committee expressed safety concerns primarily related to the initiation of therapy of SYMLIN. In October 2001, the FDA completed its review of our NDA for SYMLIN, indicating that SYMLIN is approvable for both type 1 and insulin-using type 2 diabetes. However, the FDA also indicated that the ultimate approval of SYMLIN will require that we achieve satisfactory results from additional clinical work, the specific requirements of which will be determined following further discussions with the FDA.

     Our second drug candidate, AC2993 (synthetic exendin-4) is targeted for people with type 2 diabetes. We have conducted a number of Phase 2 studies for AC2993 and were pleased with the outcome of our end of Phase 2 meeting with the FDA in October 2001. We intend to commence a Phase 3 clinical study for AC2993 before the end of 2001. Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma. AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of metabolic disorders relating to cardiovascular disease. In May 2000, we entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a monthly administration of AC2993. AC2993 LAR is currently in Phase 1 evaluation.

     Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years. As of September 30, 2001, our accumulated deficit was approximately $390 million.

Results of Operations

Three Months Ended September 30, 2001

     Operating Expenses

     Our total operating expenses for the quarter ended September 30, 2001 increased to $19.5 million from $10.8 million for the comparable period in 2000. Research and development expenses for the quarter ended September 30, 2001 increased to $14.2 million from $8.7 million for the comparable period in 2000, and general and administrative expenses increased to $5.3 million from $2.1 million for the comparable period in 2000.

     The $5.5 million increase in research and development expenses in the current quarter reflects an increase in our internal and external expenses required to support our ongoing development programs, primarily AC2993 and AC2993 LAR. The increase in external expenses reflects costs incurred to conduct recently completed clinical trials, including Phase 2 evaluations of AC2993, Phase 1 evaluations of AC2993 LAR, as well as costs related to our AC2993 LAR development collaboration with Alkermes. These increased costs were partially offset by a reduction in external costs related to SYMLIN. The higher costs for SYMLIN last year were incurred in connection with the preparation of the NDA. We expect that our research and development costs will not change materially in the fourth quarter of 2001, but will begin to increase moderately in the first quarter of 2002 due primarily to the initiation of our Phase 3 evaluation of AC2993, planned to commence in the fourth quarter of 2001.

     The $3.2 million increase in general and administrative expenses in the current quarter reflects an overall increase in our internal headcount, costs associated with our commercialization plans for SYMLIN, including certain pre-marketing activities, and increased facilities and other infrastructure costs required to support our higher level of activity. Partially offsetting this increase in the current quarter was a reduction in non-cash, stock based compensation due to a decline in our stock price in the current quarter. We do not expect general and administrative expenses to change materially until the timing of the potential FDA approval for SYMLIN is more certain.

     Other Income and Expense

     Interest and other income was $1.2 million for the quarter ended September 30, 2001, compared to $2.4 million for the same period in 2000. The decrease in interest and other income is attributed to lower average cash balances and lower market interest rates in the current quarter as compared to the same period in 2000. Additionally, interest and other income for the quarter ended September 30, 2000 included a non-recurring gain of approximately $0.6 million associated with a sales tax refund. Interest and other expense was $1.4 million for the three months ended September 30, 2001, compared to $1.6 million for the same period in 2000. The decrease in interest and other expense reflects primarily declining market interest rates.

     Net Loss

     The net loss for the quarter ended September 30, 2001 was $19.8 million compared to a net loss of $10.0 million for the same period in 2000. The increase in the net loss reflects the increased operating expenses and the reduction in interest and other income discussed above.

     We expect to incur substantial operating losses for the remainder of 2001 and at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our other research and development programs, including the clinical development of SYMLIN, AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

     Future operating results may be negatively affected by certain deferred costs associated with the planned commercialization of SYMLIN, consisting primarily of advances to suppliers of $5.6 million at September 30, 2001 to secure commercial grade bulk drug material, the value of which we will not likely recover if SYMLIN is not approved.

Nine Months Ended September 30, 2001

     Operating Expenses

     Our total operating expenses for the nine months ended September 30, 2001 increased to $53.3 million from $30.6 million for the same period in 2000. Research and development expenses for the nine months ended September 30, 2001 increased to $37.5 million from $23.3 million for the same period in 2000, and general and administrative expenses increased to $15.8 million from $7.3 million for the same period in 2000.

     The $14.2 million increase in research and development expenses in the current nine-month period is due to the same factors that influenced similar fluctuations in the third quarter discussed above.

     The $8.5 million increase in general and administrative expenses in the current nine-month period is due to the same factors that influenced similar fluctuations in the third quarter discussed above.

     Other Income and Expense

     Interest and other income was $3.7 million for the nine-month period ended September 30, 2001, compared to $5.0 million for the same period in 2000. The decrease in interest and other income is due to the same factors that influenced similar fluctuations in the third quarter discussed above.

     Interest and other expense was $4.6 million for the nine months ended September 30, 2001, comparable to $4.5 million for the same period in 2000.

     Net Loss

     The net loss for the nine months ended September 30, 2001 was $54.2 million compared to a net loss of $30.2 million for the same period in 2000. The increase in the net loss reflects primarily the increased operating expenses and the decrease in interest and other income discussed above.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through a collaboration with Johnson & Johnson that terminated in August 1998, and other debt financings.

     At September 30, 2001, we had $65.8 million in cash, cash equivalents and short-term investments as compared to $82.9 million at December 31, 2000. Included in cash, cash equivalents and short-term investments is $1.7 million to secure irrevocable letters of credit issued pursuant to agreements entered into by the Company.

     As of September 30, 2001, we owed Johnson & Johnson approximately $58.8 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998. The amount presented in the condensed consolidated balance sheet at September 30, 2001 of $55.5 million is net of a debt discount of $3.3 million which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SMYLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $1.2 million pursuant to equipment financing, which is payable in equal monthly installments through December 2003.

     We used cash of $49.1 million and $25.3 million for our operating activities in the nine months ended September 30, 2001 and 2000, respectively. Investing activities provided $48.4 million in the nine months ended September 30, 2001 and used $65.1 million in the nine months ended September 30, 2000. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents. Financing activities provided $34.7 million and $97.5 million in the nine months ended September 30, 2001 and 2000, respectively. These amounts consist of proceeds from the sale of common stock, partially offset by payments on capital leases and notes payable. The significant components of the cash provided from financing activities were private placements of common stock for net proceeds of approximately $33.8 million and $95.7 million during the nine months ended September 30, 2001 and 2000, respectively.

     Our use of cash during the nine months ended September 30, 2001, after giving effect to net proceeds of approximately $33.8 million generated by our private placement in May 2001, was approximately $50.9 million. This consists of $46.4 million to support our operations and $4.5 million to secure commercial grade bulk drug material. Consistent with our planned growth, the rate at which we have used our cash has increased throughout 2001. Until we have more definitive information regarding the nature and scope of additional clinical testing of SYMLIN and the timing of FDA approval thereof, spending related to our planned commercialization of SYMLIN is not expected to change materially. If it appears that FDA approval will be delayed significantly or not received at all, we expect to further re-evaluate our level of activity and cash expenditures associated with the planned commercialization of SYMLIN. Furthermore, the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force are subject to the approval of SYMLIN by the FDA.

     However, we expect that cash expenditures to conduct clinical trials will increase, due primarily to the planned Phase 3 evaluation of AC2993, scheduled to commence in the fourth quarter of 2001. Most of the increase related to these trials is expected to begin in the first quarter of 2002, which will be influenced significantly by the rate at which we are able to enroll study participants. Pending additional clarification from the FDA regarding the nature and scope required, additional cash expenditures will likely be incurred to conduct further clinical work for SYMLIN.

     Additionally, at September 30, 2001 we are committed to purchase approximately $4.5 million of bulk drug material in the subsequent twelve-month period, which includes approximately $2.6 million in the fourth quarter of 2001. If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $10.3 million of additional material pursuant to an agreement with Johnson & Johnson.

     We intend to use our existing financial resources for continuing costs associated with the continuation and potential expansion of our research and development programs, including the clinical development of AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, and, if approvals are received, time to market thereafter, technological advances, determination as to the commercial potential of our product candidates and other preclinical compounds currently under development, and the status of competitive products. The rate of our cash expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

     We do not expect to generate a positive internal cash flow for at least the next few years due to additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general administrative expenses necessary to support such activities. Additional equity or debt financing may be required, and there can be no assurance that such financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, scale back, or eliminate one or more of our product development programs, or obtain funds through arrangements with collaborative partners, if available.

     Prior to marketing, potential drug candidates must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. We continue to undertake extensive clinical testing in an effort to demonstrate optimal dose, safety, and efficacy for our drug candidates in humans. Further testing or use of SYMLIN, AC2993, AC2993 LAR, AC3056, and our other drug candidates in research or development may reveal undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. As is the case for any drug in clinical testing, we or the regulatory authorities may suspend clinical trials at any time if the patients participating in such trials are being exposed to unacceptable health risks. We may encounter problems in clinical trials that would cause the regulatory authorities or us to delay or suspend clinical trials. In addition, we may not obtain regulatory approval of any of our drug candidates for any indication. New product candidates, if any, resulting from our research programs are not expected to be commercially available for a number of years.

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

Part II.   Other Information

Item 1.   Legal Proceedings

     On August 9, 2001, a class action lawsuit was filed against Amylin and it’s chief executive officer in the United States District Court for the Southern District of California on behalf of Eric W. Peters and all other similarly situated shareholders. On August 14, 2001 a second, similar class action lawsuit was filed against the same parties and an executive vice president in the same court. Additional similar lawsuits have been filed, all of which are expected to be consolidated into a single action. The lawsuits allege securities fraud in connection with various statements and alleged omissions to the public and securities markets, and seek compensatory damages, payment of fees and expenses, and further relief.

     We believe that the lawsuits are without merit and intend to defend vigorously against the claims, although no assurance can be given that we will be successful in defending such claims. If we are not successful in our defense, we could be forced to make significant payments which could have a material adverse effect on our business, financial condition and results of operations.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the registrant.

     (b)  Reports on Form 8-K:

1.	The registrant filed a report on Form 8-K, dated July 25, 2001, announcing that the FDA posted briefing documents for the July 26, 2001 Endocrinologic and Metabolic Drugs Advisory Committee meeting to consider Amylin’s New Drug Application for SYMLIN.

2.	The registrant filed a report on Form 8-K, dated July 26, 2001, announcing that the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA voted not to recommend approval of Amylin’s New Drug Application for SYMLIN.

3.	The registrant filed a report on Form 8-K, dated August 14, 2001, stating that class action lawsuits had been filed against Amylin and certain officers, alleging federal securities laws violations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: November 14, 2001	By:	/s/ MARK G. FOLETTA
Mark G. Foletta, Vice President Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)