Form 10-Q/A
period 2001-09-30
AMYLIN PHARMACEUTICALS INC
filed 2002-01-11
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes  [X]        No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 10, 2002

Common Stock, $.001 par value	67,515,705

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

     Other current assets includes primarily advances to suppliers to secure commercial grade bulk drug material. In accordance with commitments made to bulk drug suppliers and consistent with its commercialization plans, the Company has judiciously begun to procure bulk drug material to prepare for the planned commercialization of SYMLIN™ (pramlintide acetate), pending United States Food and Drug Administration (“FDA”) approval. At September 30, 2001 and December 31, 2000, other current assets include $5.6 million and $1.1 million, respectively, of advances to purchase such drug material. Realization of the value of this asset is dependent upon the regulatory approval of SYMLIN (note 7).

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

	Nine months ended
	September 30,

	2001	2000

Net loss	$(54,163)	$(30,198)
Other comprehensive income:
Unrealized gain on investments:	135	123

Comprehensive loss	$(54,028)	$(30,075)

6.	Class Action Lawsuit

     On August 9, 2001, plaintiff Eric W. Peters, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and its Chairman and Chief Executive officer, alleging violations of the federal securities laws related to declines in the Company’s stock price. Subsequently, at least seven similar lawsuits were filed in the same court against the same parties and an Executive Vice President of the Company. The complaints allege securities fraud in connection with various statements and alleged omissions to the public and to the securities markets relating to the development of SYMLIN. On December 27, 2001, all of the existing lawsuits were consolidated into a single action. The consolidated lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

7.	Subsequent Event

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

     We are a party to a class action lawsuit involving alleged violations of the securities acts by us and several of our executive officers. The lawsuit alleges securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN. If the lawsuit is settled or if the courts find us or any of our executive officers to be guilty of the allegations, we may be required to make significant payments to our stockholders. The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated. Accordingly we have not recorded a provision for potential damages in the accompanying statement of operations.

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

Part II.   Other Information

Item 1.   Legal Proceedings

     On August 9, 2001, a class action lawsuit was filed against Amylin and it’s chief executive officer in the United States District Court for the Southern District of California on behalf of Eric W. Peters and all other similarly situated shareholders. On August 14, 2001 a second, similar class action lawsuit was filed against the same parties and an executive vice president in the same court. The lawsuits allege securities fraud in connection with various statements and alleged omissions to the public and securities markets, and seek compensatory damages, payment of fees and expenses, and further relief. On December 27, 2001, all existing lawsuits were consolidated into a single action.

     We believe that the consolidated lawsuit is without merit and intend to defend vigorously against the claims, although no assurance can be given that we will be successful in defending such claims. If we are not successful in our defense, we could be forced to make significant payments which could have a material adverse effect on our business, financial condition and results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: January 11, 2002	By:	/s/ MARK G. FOLETTA
Mark G. Foletta, Vice President Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)