Form 10-K405
period 2001-12-31
AMYLIN PHARMACEUTICALS INC
filed 2002-03-27
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission File No. 0-19700

AMYLIN PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0266089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9373 Towne Centre Drive San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code: (858) 552-2200
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002 was $529,031,000*

     The number of shares outstanding of the Registrant’s Common Stock was 79,924,392 as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders to be held on May 15, 2002 (the “2002 Annual Meeting”) are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2001.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at March 15, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document or incorporated here by reference. The SEC allows us to “incorporate by reference” information that we filed with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this annual report, and information that we file later with the SEC will automatically update and supersede this information.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are described below in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statement.

PART I

Item 1. Business

  Amylin Pharmaceuticals, Inc.

     Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic disorders. We were incorporated in Delaware in 1987. We currently have exclusive rights to two drug candidates that are in late-stage development for the treatment of diabetes, SYMLIN™ (pramlintide acetate) and AC2993 (synthetic exendin-4). We invented and patented SYMLIN several years ago. We acquired rights relating to AC2993 through an exclusive patent license from Dr. John Eng and have filed patent applications covering developments in AC2993 and its uses that resulted from our own internal research and development. We have a third drug candidate, AC3056, in early stage clinical trials, and maintain a focused research and development program to discover and in-license additional drug candidates for metabolic diseases.

     The first of our two lead drug candidates, SYMLIN, is intended to treat people with diabetes who use insulin. We submitted a New Drug Application, or NDA, for SYMLIN to the FDA in December 2000. In October 2001, we received a letter from the FDA stating that SYMLIN is approvable for marketing as an adjunctive therapy with insulin for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes, subject to satisfactory results from additional clinical trials. In December 2001, after consultation with the FDA, we announced our plans for follow-up SYMLIN clinical trials which, if successful, should be sufficient to obtain FDA marketing approval of SYMLIN. These trials will consist of a seven-month dose titration clinical trial of SYMLIN focused on safety involving approximately 250 patients with type 1 diabetes and four small trials to enhance suggested prescribing information. We do not expect the FDA to require any extended trials in type 2 diabetes patients prior to granting marketing approval of SYMLIN in the United States. We also submitted a Marketing Authorization Application for SYMLIN with European regulatory authorities in May 2001. In June 2001, the Marketing Approval Application was accepted for filing. In conformance with the European regulatory process, a review is ongoing and we are now responding to their initial questions.

     Our second lead drug candidate, AC2993, is designed for the treatment of people with type 2 diabetes. In December 2001, we initiated our first of three pivotal Phase 3 clinical trials for AC2993. We commenced a second Phase 3 trial in January 2002, and a third Phase 3 trial commenced in March 2002. In May 2000, we entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies. This agreement is for the development, manufacture and commercialization of an injectable long-acting release formulation of AC2993, which we refer to as AC2993 LAR. Our goal is to develop an alternative formulation of AC2993 that would enable a once-a-month administration of the drug. Data from a Phase 1 trial of AC2993 LAR in healthy volunteers showed that concentrations of the drug can remain in the blood for over 30 days without serious adverse events. We intend to commence Phase 2 clinical trials of AC2993 LAR in the second quarter of 2002 in the United States.

     Our third drug candidate is AC3056, which we in-licensed from Aventis Pharma. We filed an Investigational New Drug Application for AC3056 with the FDA in April 2000 and commenced Phase 1 clinical trials shortly thereafter. We are evaluating AC3056 for potential utility in the treatment of atherosclerosis-related cardiovascular disease.

  Diabetes

     Diabetes is a major health problem in most developed countries and is the sixth leading cause of death by disease in the United States. It is a progressive disease caused by a deficiency of the hormone insulin, which is secreted by the pancreas, or a failure of the body to properly use available insulin. Diabetes is characterized by poor control of blood sugar, or glucose, concentrations and frequently results in severe long-term complications, such as cardiovascular, eye, kidney and other vascular diseases.

     It is estimated that over 150 million people worldwide had the disease in 2001. Of that population, approximately 10 million had type 1 diabetes, also known as juvenile onset diabetes, and approximately 140 million had type 2 diabetes, also known as adult onset diabetes. In the United States alone, there are approximately 10.9 million people currently diagnosed with diabetes with approximately 800,000 new cases of diabetes diagnosed each year.

     In people without diabetes, the beta cells of the pancreas produce two hormones, insulin and amylin. Type 1 diabetes destroys beta cells that produce both insulin and amylin, and most often is diagnosed in children and young adults. Life-long daily insulin therapy is necessary to sustain life for people with type 1 diabetes. Currently, insulin is the only pharmaceutical agent approved for glucose control in type 1 diabetes.

     Type 2 diabetes is a complex metabolic disorder resulting from the body’s inability to make enough insulin or to properly use available insulin. Amylin secretion is also impaired in people with type 2 diabetes. Historically, type 2 diabetes occurred later in life. However, primarily as a result of changes in diet and lifestyle, it is now occurring much earlier in life. Diet and exercise therapy and a number of oral medications that either stimulate insulin production or improve tissue sensitivity to insulin are currently used to treat type 2 diabetes, in addition to insulin.

     Type 2 diabetes begins with impaired glucose tolerance (a pre-diabetic state) and progresses to overt hyperglycemia (elevated blood glucose concentrations). Because of the progressive nature of the disease, no single therapy is currently effective in controlling the disease over time. As the disease progresses, additional treatments, typically oral medications, are necessary, and these often become ineffective to regulate blood glucose concentrations within accepted guidelines established by the American Diabetes Association. At this more advanced disease stage, the oral therapy must be supplemented or replaced. Insulin is added to the treatment regimen for many people with type 2 diabetes when oral therapies become ineffective. Over time, the insulin dosage and number of injections are usually increased when desired blood glucose control cannot be achieved. Even with additional insulin injections, however, many people are unable to regulate their blood glucose concentrations within accepted guidelines, or do so at the expense of weight gain and increased risk of low blood glucose concentrations, or hypoglycemia.

     For people suffering from diabetes, poor control of blood glucose concentrations has been shown to result in severe long-term complications. For instance, damage to small blood vessels due to diabetes may result in disorders such as:

•	retinopathy, a condition manifested by damage to the retina, which often leads to blindness;

•	nephropathy, or kidney disease, which often leads to kidney failure and the need for dialysis;

•	neuropathy, a condition where there is damage to the nervous system, which sometimes leads to peripheral amputations; and

•	peripheral vascular disease.

     Weight control and obesity are also major problems for patients with diabetes, particularly for those people using insulin as part of their treatment regimen. Other metabolic complications resulting from diabetes and associated metabolic disorders include high blood pressure and dyslipidemia, the abnormal metabolism of fat. These undesired metabolic effects might result in additional complications involving large blood vessels, which can lead to heart attacks, strokes and amputations of lower extremities. Further, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient’s quality of life. Collectively, these complications and associated metabolic disorders can lead to increased pain, suffering, reduced quality of life and early death.

     The most widely accepted means of measuring long-term blood glucose concentrations is measuring levels of glycated hemoglobin, or HbA1c. A person’s HbA1c level is a recognized indicator of that individual’s average blood glucose concentrations over a 3- to 4-month period. Lower HbA1c levels indicate better blood glucose control, on average. HbA1c levels in people without diabetes generally range from 4.5% to 6%. The American Diabetes Association’s Clinical Practice Recommendations in 1999 suggest that people with diabetes should aim for a HbA1c level that is lower than 7%. Only a minority of people diagnosed with diabetes in the United States are able to achieve the American Diabetes Association’s recommended target HbA1c level, even with available drug therapies. Additionally, aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there is a pressing need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

     In 1993, a landmark study in patients with type 1 diabetes, called the Diabetes Control and Complications Trial, showed that improved glucose control - as measured by any reduction in an individual’s HbA1c level — reduced the incidence of long-term complications. In 1998, a similar landmark study in patients with type 2 diabetes, the United Kingdom Prospective Diabetes Study, reported similar conclusions for type 2 diabetes. Unfortunately, both of these studies showed that available therapies cannot mitigate the progressive nature of diabetes and long-term complications are to be expected.

  SYMLIN™ (pramlintide acetate)

     SYMLIN is a unique injectable product candidate intended for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. It is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical trials since the discovery of insulin approximately 80 years ago. SYMLIN is intended to improve blood glucose control in people treated with insulin alone, or insulin plus one or more oral medications, without causing a weight increase.

     Scientific Overview. SYMLIN is a synthetic version of the human hormone, amylin. It is the first member of a new class of therapeutic medications known as amylinomimetic agents, or amylin receptor agonists. Amylinomimetic agents mimic the actions of the hormone amylin and have demonstrated activity in blood glucose regulation. Amylin is made in and secreted from the same cells in the pancreas that make and secrete insulin. These pancreatic cells are called beta cells. Amylin complements the actions of insulin, and these two hormones work together with another pancreatic hormone, glucagon, to maintain normal glucose concentrations. Along with insulin, amylin concentrations normally increase and glucagon levels decrease after meals.

     In people with type 1 diabetes, insulin and amylin concentrations are extremely low or undetectable and do not increase after meals as they would in people without diabetes. In addition, in people with diabetes, glucagon levels tend to rise inappropriately after meals. In people with type 2 diabetes whose disease has progressed to the point where they need insulin therapy, the normal post-meal increase in insulin and amylin concentrations also fails to occur and glucagon levels also are inappropriately elevated in the post-meal period. These hormonal abnormalities contribute significantly to the disturbance of glucose metabolism in the context of a meal. Replacement of insulin alone, the current therapy, cannot replace amylin’s actions nor can it normalize post-meal glucagon concentrations.

     Clinical Trials. Approximately 4,500 patients have been treated with SYMLIN. We have completed six Phase 3 clinical trials with various doses of SYMLIN, as well as numerous Phase 2 and Phase 1 trials. Additionally, we completed long-term, open-label safety trials and open-label extensions of the Phase 3 clinical trials to assess the long-term effects of SYMLIN. Our Phase 3 trials have shown a statistically significant reduction in HbA1c levels for both type 1 and insulin-using type 2 patients. Data from our short-term clinical trials involving both type 1 and insulin-using type 2 patients with diabetes show that SYMLIN, as an adjunct to insulin, can:

•	prevent the abnormal rise in glucagon after meals;

•	slow the rate of gastric emptying; and

•	reduce the range of after-meal variations in blood glucose levels.

     Collectively, across all of our long-term Phase 3 clinical trials at the end of 26 weeks, patients with type 1 diabetes and type 2 diabetes receiving the recommended dosage of SYMLIN in addition to their existing diabetes therapy achieved an average additional reduction in HbA1c of 0.3% and 0.4%, respectively, at the end of 26 weeks, compared to patients using insulin with placebo. In these studies, patients with type 2 diabetes who were treated with SYMLIN lost an average of 3.3 pounds during the trial period, while patients with type 2 diabetes in the control group gained an average of 0.7 pounds. Trial participants with type 1 diabetes who received the recommended dose of SYMLIN lost an average of 2.4 pounds at the end of 26 weeks, while those patients receiving insulin and placebo gained an average of 1.5 pounds. This weight loss occurred primarily in subjects who were significantly overweight at study entry with little change observed in lean subjects.

     In our two most recent Phase 3 clinical trials, each of which lasted 52 weeks, patients with type 1 diabetes and type 2 diabetes receiving the recommended dosage of SYMLIN in addition to their existing diabetes therapy achieved an average additional reduction in HbA1c levels of 0.4% and 0.6%, respectively, compared to patients using insulin with placebo. In these trials, patients with type 2 diabetes treated with SYMLIN lost an average of 3.1 pounds during the trial period, while patients with type 2 diabetes in the control group gained an average of 1.5 pounds. Trial participants with type 1 diabetes who were overweight upon trial entry and who received the recommended dose of SYMLIN lost an average of 3.5 pounds during the trial period, while those patients receiving insulin and placebo gained an average of 3.5 pounds.

     In our long-term clinical trials of 26 or 52 weeks, the addition of SYMLIN did not adversely affect patients’ lipids or blood pressure. The most commonly occurring side effects in our SYMLIN trials have been nausea, anorexia and vomiting, which were generally mild to moderate in intensity, were dose related, occurred early in treatment and dissipated over time.

     Regulatory Status. In October 2001, we received a letter from the FDA stating that SYMLIN is approvable for marketing in the United States, as an adjunctive therapy with insulin, for the treatment of type 1 and insulin-using type 2 diabetes patients, subject to satisfactory results from additional clinical trials. In December 2001, after consultation with the FDA, we announced our plans for follow-up SYMLIN clinical trials which, if successful, should be sufficient to obtain FDA marketing approval of SYMLIN. These trials will consist of a seven-month dose titration clinical trial of SYMLIN focused on safety involving approximately 250 patients with type 1 diabetes and four small trials to enhance suggested prescribing information. Based on the approvable letter from the FDA, we believe that efficacy for SYMLIN has been established. As a result, in this new trial we will employ a “non-inferiority” design that will permit evaluation of the results without having to demonstrate statistically significant differences in efficacy between the SYMLIN and placebo treatment groups. While focusing principally on safety, however, we expect the FDA will want the safety of SYMLIN to be established without giving up improvement in glucose control or other important parameters of diabetes management. We do not expect the FDA to require any extended trials in type 2 diabetes patients prior to granting marketing approval of SYMLIN in the United States.

     We also submitted a Marketing Authorization Application, or MAA, for SYMLIN with European regulatory authorities in May 2001. In June 2001, the MAA was accepted for filing. In conformance with the European regulatory process, a review is ongoing and we are now responding to their initial questions.

     Target Market. The primary patient population focus for SYMLIN is people with diabetes who use insulin. This target population currently has limited therapeutic options. Patients with type 1 diabetes have complete beta cell deficiency and must use insulin to sustain life. Patients with type 2 diabetes who have progressed to insulin therapy have typically exhausted other therapeutic options for improved blood glucose control due to advanced beta cell dysfunction. We estimate that this group of insulin-using patients is made up of approximately 4.5 million people in the United States, based on published and proprietary estimates. Within this population group, we estimate that approximately 1.0 million people, or 24%, have type 1 diabetes, and the remaining 3.5 million, or 76%, have type 2 diabetes. SYMLIN is an injectable product and we plan to market it in syringe/vial form and a reusable pen/cartridge system similar to those currently marketed with newer insulin preparations.

  AC2993

     AC2993 is a first-in-class drug candidate for the treatment of type 2 diabetes. AC2993 is initially being developed to improve glucose control in patients with type 2 diabetes who are not using insulin and are not achieving target levels with diet and oral medications.

     Scientific Overview. AC2993 is a potent 39-amino acid peptide that exhibits several anti-diabetic, or glucose lowering, actions. Our clinical trials have shown that AC2993 uniquely stimulates secretion of insulin in the presence of elevated blood glucose concentrations, but not during periods of low blood glucose concentrations. Our clinical trials have also shown that AC2993 lowers post-meal glucagon concentrations and slows gastric emptying to modulate the entry of ingested nutrients into the bloodstream, and preclinical data indicate that AC2993 reduces food consumption leading to reduced body weight. Most importantly, in patients with type 2 diabetes, AC2993 administration can lower blood glucose concentrations, resulting in a marked reduction of HbA1c levels.

     Clinical Trials. In December 2001, we initiated the first of three pivotal Phase 3 clinical trials for AC2993. We commenced a second Phase 3 trial for AC2993 in January 2002 and a third Phase 3 trial in March 2002.

     The first of these three Phase 3 clinical trials of AC2993 will include approximately 400 patients, randomized into three groups, two on AC2993 and one on placebo. This trial will evaluate AC2993 in people with type 2 diabetes who are currently not achieving target blood glucose concentrations using metformin alone. Metformin is one of several available oral therapies for the treatment of type 2 diabetes. The second of the three Phase 3 clinical trials will evaluate the effects of AC2993 on patients using sulfonylureas alone. Sulfonylureas are another form of oral therapy for the treatment of type 2 diabetes. The third of the three Phase 3 clinical trials will evaluate the effects of AC2993 on patients using a combination of metformin and sulfonylureas. All of the treatment groups in each of the three Phase 3 clinical trials will continue to use their current therapies of oral medications. We expect that these three Phase 3 clinical trials for AC2993 will involve a total of approximately 1,600 subjects.

     To date, we have completed ten clinical trials with AC2993, including one Phase 1 and nine Phase 2 clinical trials.

     A small Phase 2 clinical trial of AC2993 completed in 1999 in people with type 2 diabetes showed statistically significant reductions in post-meal glucose concentrations, post-meal increases in glucagon concentrations and reductions in the rate of nutrient release from the stomach. Patients also reported sensations of fullness and satiety following AC2993 administration. In another Phase 2 clinical trial completed in 1999, the plasma glucose concentration during the first five hours following a standardized meal was reduced on average by 34% in participants that were treated with AC2993, compared to participants that were treated with placebo. In addition to lowering post-meal glucose concentrations, AC2993 has also been shown to suppress post-meal elevations in serum triglyceride concentrations in people with type 2 diabetes. Elevations in post-meal triglycerides appear to be an independent risk factor for cardiovascular mortality.

     In June 2001, we announced the results of a Phase 2 clinical trial designed to examine the effect of AC2993 on glucose control in over 100 subjects with type 2 diabetes who were not achieving adequate blood glucose control with their current oral medications. In this 28-day trial, patients treated with AC2993, together with their current oral medications, experienced statistically significant lowering of HbA1c levels of 1.1% to 0.7%, compared with the average reductions experienced by patients treated with their current oral medications and placebo of 0.3%. Moreover, 90% of patients treated with AC2993 together with their current oral medications experienced reductions in HbA1c levels of greater than or equal to 0.5%, compared to 33% of patients treated with their current oral medications and placebo. As HbA1c level is a measure of average blood glucose concentrations over a 3- to 4-month period, and this trial lasted only one month, we plan to investigate in our Phase 3 clinical trials the longer-term impact of AC2993 on HbA1c levels.

     In these clinical trials, AC2993 was well tolerated. The majority of reported adverse events in the trials were judged to be mild or moderate in intensity, including nausea, which was the most common adverse event, and to a much lesser extent, vomiting. To better understand how to minimize nausea, we performed a Phase 2 dose-escalation trial in which patients achieved a target dose either gradually or suddenly. The data indicated that patients who gradually increased their dose of AC2993 had a clinically meaningful reduction in the incidence of nausea over patients who did not receive a gradual dose increase.

     In September 2001, we announced that another Phase 2 clinical trial conducted in people with type 2 diabetes after an overnight fast indicated that AC2993 stimulated insulin secretion and lowered the elevated fasting plasma glucose concentrations.

     Regulatory Status. We filed an Investigational New Drug Application for AC2993 in January 1999 prior to our initiation of clinical trials. In December 2001, we initiated the first of three planned pivotal Phase 3 clinical trials for AC2993. In January 2002, we initiated the second pivotal Phase 3 clinical trial and in March 2002, we initiated a third Phase 3 clinical trial.

     Target Market. The initial patient focus for AC2993 is patients with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet plus one or two oral medications. The current therapeutic steps available to this patient population are additional oral medications, the addition of insulin to the oral agent regimen, or insulin therapy alone. These approaches are often not very successful and are frequently associated with inconvenience and side effects, particularly weight gain. We estimate this population of people with diabetes who were using oral medications as of 2001 to be 11.2 million in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom, which comprise the seven largest pharmaceutical markets worldwide, of which an estimated 5.3 million people are in the United States. We currently plan to market AC2993 in an injectable pen/cartridge delivery system, subject to our receiving the necessary regulatory approvals.

  AC2993 LAR

     The combination of potency and the glucose dependent mechanism of action inherent in AC2993 makes it well suited to a sustained release formulation. In May 2000, we signed an agreement with Alkermes, Inc. for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, which we refer to as AC2993 LAR. This development program utilizes Alkermes’ patented, FDA approved and proprietary Medisorb® injectable sustained release drug delivery technology. Based upon results obtained from initial feasibility studies, the goal of the work under this agreement is to develop a formulation that would allow once-a-month administration of AC2993 for the treatment of type 2 diabetes.

     Under the terms of the agreement, Alkermes has granted us an exclusive, worldwide license to its formulation technology for the development of injectable sustained release formulations of exendins, such as AC2993, and other related compounds that we may develop. We are responsible for conducting clinical trials and securing regulatory approvals and we have the right to market any approved products on a worldwide basis. Alkermes is responsible for continuing to support development efforts and manufacturing of any products commercialized under our agreement. In exchange, Alkermes receives funding for any research and development costs they incur and which are approved by us. Under the terms of the agreement, Alkermes received warrants to purchase an aggregate of up to 75,000 shares of our common stock and cash payments for the achievement of development and commercialization milestones. We may make additional cash milestone payments to Alkermes upon the achievement of further development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

     In October 2000, we successfully completed the feasibility stage of development work and initiated additional preclinical work to support AC2993 LAR human clinical trials. We completed the first Phase 1 clinical trial of AC2993 LAR in 2001. This trial demonstrated a sustained release of AC2993 for over 30 days, with no significant immediate release of the drug following administration. AC2993 LAR was well tolerated in this trial with no significant adverse effects. Further, the results of a Phase 1 clinical trial with AC2993, also completed in 2001, demonstrated that sustained, continuous infusion of AC2993 in patients with type 2 diabetes over a twenty-four hour period can lower both pre-meal and post-meal blood glucose concentrations consistently throughout the day. This trial further supports our continued development of AC2993 LAR. We are continuing to develop improved formulations of AC2993 LAR and intend to commence Phase 2 clinical trials of the drug candidate in the second quarter of 2002 in the United States.

  AC3056

     We are currently evaluating AC3056, a compound we in-licensed from Aventis Pharma in 1997, in an on-going Phase 1 program. AC3056 is designed for the treatment of atherosclerosis-related cardiovascular disease. In animal studies, AC3056 has been shown to:

•	reduce serum low density lipoproteins, known as LDLs, but not serum high-density lipoproteins, referred to as HDLs;

•	inhibit lipoprotein oxidation; and

•	inhibit the expression cell adhesion molecules in vascular cells.

     In October 2000, we successfully completed our first Phase 1 clinical trial of AC3056. In this trial, 26 healthy subjects received an oral formulation of AC3056 over a range of doses. The peak levels of AC3056 observed in patients in this clinical trial were comparable to levels necessary to produce the desired physiological benefits in preclinical trials. We did not observe any safety concerns in the trial.

     Under the terms of our license agreement with Aventis Pharma, we are responsible for conducting the preclinical evaluation and clinical development of AC3056. Upon completion of Phase 2 clinical trials of AC3056, Aventis Pharma will have a one-time right to elect to collaborate with us in the continuing development and commercialization of the drug candidate in a 50:50 cost-and-profit sharing arrangement. If Aventis Pharma exercises this option, we will continue to be responsible for developing and registering AC3056, and Aventis Pharma will be responsible for manufacturing and marketing. If the option is exercised, Amylin and Aventis Pharma will assume equal responsibility for all past and future research and development, manufacturing and commercialization expenses and will share equally in any operating profits from commercialization. If Aventis Pharma does not exercise its option, we will retain all development and commercialization rights, and Aventis Pharma will be entitled to a royalty based on any future net sales. In such case, we will be free to collaborate with other companies on the development, manufacture and commercialization of AC3056. Our agreement with Aventis Pharma will automatically terminate when neither we nor Aventis Pharma are conducting research and development or marketing and selling any of the compounds covered by our agreement, including AC3056. We also have the right to terminate the agreement voluntarily at any time upon six months’ notice. Aventis Pharma may terminate the agreement in the event that we fail to meet research and development milestones, or we discontinue research, development and commercialization activities with respect to the compounds covered by the agreement. The term of this Agreement, if not earlier terminated, continues as long as Amylin is developing or selling AC3056.

Research and Licensing Activities

     The metabolic components of diabetes, obesity and dyslipidemia are linked in many ways that may allow us to leverage our more than a decade of expertise to develop new metabolic drug candidates to treat these conditions. We currently have approximately 150 full-time employees dedicated to our research and development activities, including approximately 50 employees with Ph.D. or M.D. degrees, six of whom are diabetologists.

     Our scientists are primarily focused on investigating the biological actions and potential utilities of new peptide hormone candidates. We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs. Our scientists are also involved in the ongoing evaluation of in-licensing opportunities.

Patents, Proprietary Rights, and Licenses

     We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We plan to enforce our issued patents and our rights to proprietary information and technology. We review third-party patents and patent applications in our fields of endeavor, both to shape our own patent strategy and to identify useful licensing opportunities.

     We own or hold exclusive rights to 32 issued U.S. patents and 28 pending U.S. applications. We have a total of eight pending and 16 issued U.S. patents relevant to the development and commercialization of SYMLIN. We have a total of 13 pending and one issued U.S. patent relevant to the development and commercialization of AC2993. We have also filed foreign counterparts of many of these issued patents and applications. Included within our SYMLIN patent portfolio are issued patents for:

•	SYMLIN and other amylin agonist analogues invented by our researchers;

•	the amylin molecule;

•	amylin agonist pharmaceutical compositions, including compositions containing pramlintide and compositions containing amylin;

•	methods for treating diabetes using any amylin agonist;

•	methods for synthesis of amylin and amylin analogues; and

•	methods for preparing products that include an amylin agonist in composition for parenteral administration.

     With respect to AC2993, we have patents and patent applications pending which include claims directed to exendin analogues and agonists and uses of exendin analogues and agonists to:

•	modulate gastric emptying;

•	inhibit glucagon secretion;

•	stimulate insulin release;

•	reduce serum lipids; and

•	generate insulin-producing cells from non-insulin producing cells.

     We do not have a composition-of-matter patent for AC2993 or AC2993 LAR.

     Generally, our policy is to file foreign counterpart applications in countries with significant pharmaceutical markets.

     With regard to our development of AC3056, we received a letter from a third party informing us of the availability of three U.S. patents for licensure. We do not believe that these patents are material to our AC3056 development plans.

Manufacturing

     We contract with others for the manufacture of SYMLIN and AC2993. We currently rely on three manufacturers, Bachem California, UCB-Bioproducts and Mallinckrodt, for bulk SYMLIN and two for fill-finishing, including one manufacturer, OMJ Pharmaceuticals, for the dosage-form of SYMLIN in vials and one manufacturer, CP Pharmaceuticals, for dosage-form SYMLIN in cartridges. We also have one manufacturer of pens, Disetronic Medical Systems, for delivery of SYMLIN in cartridges.

     We currently have a manufacturing agreement with Bachem to supply bulk SYMLIN, which expires in 2005. This agreement may be terminated if:

•	either party becomes insolvent;

•	Bachem is not an approved supplier by the FDA;

•	SYMLIN is not approved by a certain date or is withdrawn from marketing after approval;

•	we determine we do not need the material in contracted quantities; or

•	by either party if the other party fails to cure a breach of the agreement.

     We currently have a manufacturing agreement with CP to supply finished SYMLIN in cartridges, which expires in 2005, subject to annual renewals. This agreement may be terminated if:

•	either party becomes insolvent;

•	we do not continue to develop SYMLIN or SYMLIN is withdrawn from marketing after approval;

•	we enter into a collaboration for SYMLIN and our partner desires to provide finished SYMLIN; or

•	by either party if the other party fails to cure a breach of the agreement.

We are in discussions with the other manufacturers for the long-term supply of their materials.

     We have two bulk drug manufacturers and one manufacturer for the dosage-form of AC2993. We currently have a development agreement with one manufacturer for pens for AC2993 and are in initial discussions for a long-term supply agreement for the pens.

     We have selected manufacturers that we believe comply with current good manufacturing practices and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that SYMLIN is manufactured in accordance with current good manufacturing practices and other domestic and foreign regulations and are in the process of establishing such a program for AC2993. Under our collaboration agreement regarding AC3056, Aventis Pharma has supplied AC3056 manufactured in accordance with current good manufacturing practices for our initial Phase 1 clinical trials.

     Although some materials for our products are currently available from only one qualified source, we will attempt to acquire a substantial inventory of such materials, establish alternative sources and negotiate long-term supply arrangements. We believe we will not have any material supply issues; however, we cannot be certain that we will be able to obtain long-term supplies of those materials on acceptable terms.

Commercialization Operations

     We have established a core commercial team to focus on the development and execution of our commercial strategies. This team includes leadership of the following internal functions:

• sales	• medical affairs
• sales operations	• regulatory affairs
• marketing	• manufacturing
• training	• distribution logistics
• medical education

     Members of this team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products. Their activities have been focused on developing the plans for commercializing SYMLIN and on preparations for the expansion of our organization that will be required to perform sales and marketing activities if the drug candidate is approved.

     Our SYMLIN commercialization plan is designed to enable us to perform pre-marketing activities for SYMLIN in the United States and to prepare for its launch, pending the final outcome of the FDA’s review of our NDA amendment. We believe the target market for SYMLIN is highly concentrated, with approximately 20,000 physicians in the United States prescribing approximately 50% of the insulin in the market. Accordingly, we anticipate that an organization with a field force of approximately 150 employees will be sufficient to effectively launch and call on the major potential prescribers of SYMLIN in the United States. We do not intend to hire sales representatives until the timing of SYMLIN approval is more certain. Our ongoing efforts are intended to prepare the organization to be able to commence the commercialization of SYMLIN quickly and efficiently, if approved. We are also continuing discussions with companies that we believe may add value to our commercialization efforts for SYMLIN in the United States or in other countries.

     We continue to consider various strategies for the development and commercialization of AC2993, including a collaboration with one or more established pharmaceutical companies and/or independently in one or more geographic territories. Accordingly, we are currently evaluating arrangements with companies that may add value to our worldwide development and commercialization efforts for AC2993.

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

     The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before a proposed clinical trial can begin. Typically, clinical trials involve a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical testing and clinical trials are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application, or NDA, for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to current good manufacturing practices. In complying with these practices, manufacturers must continue to expend time, money and effort in the area of production and quality control and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance.

     We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

     The activities required before a pharmaceutical agent may be marketed in the European Union are dictated by the International Conference on Harmonization and are generally similar to those established in the United States. Approval of new drugs across the European Union relies on the mutual recognition or centralized approval processes of the European Medicines Evaluation Agency, or EMEA. With respect to our application for SYMLIN, we have chosen the centralized procedure where the marketing application is referred for review to two review teams, each representing one of the member countries. Each reviewer forwards their early assessment to the Committee for Proprietary Medicinal Products, or CPMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information. This step initiates a series of dialogues, meetings and other communications among the CPMP, the two review teams and us, leading in turn to clarification, education and refinement of the original assessment reports. Ultimately, a decision is reached to either grant marketing approval or deny the application if it is determined that the application does not satisfy the regulatory approval criteria.

     The clinical testing, manufacture and sale of pharmaceutical products outside of the United States and the European Union are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the United States or the European Union.

Competition

     The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of our largest competitors, including Bristol-Myers Squibb Company, Eli Lilly and Company, Merck & Co., Novartis, Novo Nordisk and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete. We cannot be certain that we will be able to compete successfully.

     We believe that SYMLIN is the only non-insulin-based drug candidate in late-stage clinical development for improving blood glucose control in people with type 1 diabetes. Further, insulin and oral medications are often insufficient for many people with type 2 diabetes to achieve satisfactory glucose and weight control. SYMLIN or AC2993 may be complementary to, or competitive with, these other medications. Although competitive activity in the diabetes market is intense, most recent activity has resulted in additional treatment options for people with type 2 diabetes who are responsive to oral medications.

     If approved for marketing, SYMLIN or AC2993 may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to SYMLIN or AC2993. Such competitive or potentially competitive products include:

• acarbose • pioglitazone • metformin • repaglinide	• nateglinide • rosiglitazone • miglitol • sulfonylureas

Similarly, if AC3056 is ultimately approved for marketing, it may compete with established therapies for market share. Among the potentially competitive products are HMG-CoA reductase inhibitors commonly known as statins.

Employees

     As of December 31, 2001, we had approximately 215 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Officers

     Our directors and officers are as follows:

Name	Position

Joseph C. Cook, Jr.	Chairman of the Board and Chief Executive Officer
James C. Blair, Ph.D. (1) (3)	Director
Vaughn D. Bryson (1) (3)	Director
Ginger L. Graham (2) (3)	Director
Howard E. Greene, Jr.(2) (3)	Director
Terrance H. Gregg (1)	Director
Vaughn M. Kailian (2) (3)	Director
Jay S. Skyler, M.D.(3)	Director
James N. Wilson	Director
Daniel M. Bradbury	Executive Vice President
Julia R. Brown	Executive Vice President
Martin R. Brown	Senior Vice President of Operations
Joann L. Data, M.D., Ph.D.	Senior Vice President of Regulatory Affairs and Quality Assurance
Orville G. Kolterman, M.D.	Senior Vice President of Clinical Affairs
Alain D. Baron, M.D., Ph.D.	Vice President of Clinical Research
Mark G. Foletta	Vice President of Finance and Chief Financial Officer
Lloyd A. Rowland	Vice President, General Counsel and Secretary
Andrew A. Young, M.D., Ph.D.	Vice President of Research

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating Committee.

     Mr. Cook has been our Chairman of the Board and Chief Executive Officer since March 1998. Mr. Cook previously served as a member of our Board, and a consultant to us since 1994. Mr. Cook serves as a director of Boheringer Ingelheim Pharmaceuticals, Inc. and is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company. Mr. Cook is also an officer of Mountain Ventures, Inc., a member of Life Science Advisors, LLC and Cambrian Associates, LLC and a founder of Clinical Products, Inc. Mr. Cook retired as a Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service. Mr. Cook received a B.S. in Engineering from the University of Tennessee.

     Dr. Blair has served as a director since December 1988 and serves on the Compensation and Nominating Committees. He has been a managing member of Domain Associates, L.L.C., a venture capital management firm, since 1985. Domain Associates manages Domain Partners II, L.P., Domain Partners III, L.P., Domain Partners IV, L.P. and Domain Partners V, L.P. and is an advisor to 3i Biosciences Trust Plc. From 1969 to 1985, Dr. Blair was an officer of three investment banking and venture capital firms. Dr. Blair is also a director of Vista Medical Technologies, Inc. Dr. Blair received a B.S.E. from Princeton University and an M.S.E. and a Ph.D. degree from the University of Pennsylvania in electrical engineering.

     Mr. Bryson has served as a director since July 1999 and serves on the Compensation and Nominating Committees. Mr. Bryson was a thirty-two year employee of Eli Lilly & Company and served as its President and Chief Executive Officer from 1991 to 1993. He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly’s board of directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996. Mr. Bryson is President and, with Mr. Cook, a member of Life Science Advisors, LLC. He also serves as a director for the following publicly traded companies: Ariad Pharmaceuticals, Chiron Corporation, AtheroGenics, Inc. and Quintiles Transnational Corp. Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

     Ms. Graham has served as a director since November 1995 and serves on the Audit and Nominating Committees. Since February 2000, Ms. Graham has served as Group Chairman, Office of the President for Guidant Corporation, a medical technology company. From 1995 to 2000, Ms. Graham served as President of the Vascular Intervention Group of Guidant Corporation. She has also served as President and Chief Executive Officer of Advanced Cardiovascular Systems since January 1993. Prior to joining Advanced Cardiovascular Systems, she held various positions with Eli Lilly & Company from 1979 to 1992, including sales, marketing and strategic planning positions. She serves as a director and sits on the Executive Committee for the California Healthcare Institute and is a director of Millennium Pharmaceuticals, Inc. She is also a member of the Committee of 200. Ms. Graham received an M.B.A. from Harvard University.

     Mr. Greene is one of our co-founders and has served as a director since our inception in September 1987. Mr. Greene serves on the Audit and Nominating Committees. Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over a 22 year period, including three companies for which he served as chief executive officer. From September 1987 to July 1996, Mr. Greene served as our Chief Executive Officer. He was a full-time employee of Amylin from September 1989 until September 1996, and a half-time employee and Chairman of the Executive Committee until March 1998. From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech from March 1979 until its acquisition by Eli Lilly & Company in March 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Epimmune, Inc. and a director of Biosite Incorporated. Mr. Greene received an M.B.A. from Harvard University.

     Mr. Gregg has served as a director since October 2001. Mr. Gregg serves on the Compensation Committee. Mr. Gregg has served as Vice President of Medtronic, Inc. and as President of Medtronic MiniMed since August 2001. Mr. Gregg served as President and Chief Operating Officer of Minimed from October 1996 until its acquisition by Medtronic in August 2001. Mr. Gregg joined Minimed as Vice President of Regulatory Affairs and Clinical Research in September 1994 and in 1995 was promoted to Executive Vice President, Operations. Prior to joining Minimed, Mr. Gregg spent the preceding nine years as Vice President of Governmental Affairs for Ioptex Research, the ophthalmic surgical products subsidiary of Smith & Nephew, plc. Prior to joining Ioptex Research, Mr. Gregg was responsible for Regulatory Affairs, Clinical Research and Quality Assurance for divisions of Allergan, Inc. Mr. Gregg currently serves as Chairman of the Health Advisory Board of the School of Policy, Planning and Development at the University of Southern California, and as an Advisory Council Member of the San Fernando Valley Economic Research Center at the California State University Northridge. Mr. Gregg serves on the board of directors of Ocular Sciences, Inc., a manufacturer of contact lenses, and Vasogen, Inc., a developer of immune modulation therapies for treatment of various diseases. Mr. Gregg holds a B.S. from Colorado State University.

     Mr. Kailian has served as a director since November 1995 and serves on the Audit and Nominating Committees. In February 2002, Mr. Kailian was appointed Vice Chairman of the Board of Directors of Millennium Pharmaceuticals, Inc., upon its acquisition of COR Therapeutics, Inc. Previously, he had served as President and Chief Executive Officer and as a director of COR since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company, and its predecessor companies, in various general management, product development, marketing and sales positions. Among the positions held by Mr. Kailian were President and General Manager, Merrell Dow USA and Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc. Mr. Kailian is also a director of the Biotechnology Industry Organization and the California Healthcare Institute and is a director of NicOx S.A. Mr. Kailian holds a B.A. from Tufts University.

     Dr. Skyler has served as a director since August 1999 and serves on the Nominating Committee. He is Professor of Medicine, Pediatrics and Psychology, Director of the Division of Endocrinology, Diabetes and Metabolism and Director of the General Clinical Research Center at the University of Miami in Florida, where he has been employed since 1976. He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases in type 1 Diabetes TrialNet clinical trial network. Dr. Skyler has served as President of the American Diabetes Association, and as Vice President of the International Diabetes Federation. Dr. Skyler is a member of the Florida Governor’s Diabetes Advisory Council, and serves on the editorial board of diabetes and general medicine journals. He received his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

     Mr. Wilson has served as a director since March 2002. Mr. Wilson has been a director and Chairman of the board of Corcept Therapeutics Incorporated since 1999. From 1996 to 2001, Mr. Wilson was Chairman of the board of Amira Medical, Inc. and in 2001 was also Chief Executive Officer. From 1990 to 1995, Mr. Wilson was the President and Chief Operating Officer of Syntex

Corporation. From 1989 to 1990, Mr. Wilson was Chairman of the Board and Chief Executive Officer of Neurex Corporation and from 1982 to 1988, Mr. Wilson was Chief Executive Officer of LifeScan, Inc. Mr. Wilson received his B.A. and his M.B.A. from the University of Arizona.

     Mr. Bradbury, one of our executive officers, has served as Executive Vice President since June 2000. He previously served as Senior Vice President of Corporate Development from April 1998 to June 2000 and as Vice President of Marketing from June 1995 to April 1998. From July 1994 to May 1995, Mr. Bradbury served as Director of Marketing for Amylin Europe Limited. Prior to joining Amylin, Mr. Bradbury was employed by SmithKline Beecham Pharmaceuticals from September 1984 to July 1994, where he held a number of positions, most recently as Associate Director, Anti-Infectives in the Worldwide Strategic Product Development Division. Mr. Bradbury holds a B.Pharm. (Hons.) from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education and is a member of the Royal Pharmaceutical Society of Great Britain.

     Ms. Brown, one of our executive officers, joined Amylin as Executive Vice President in June 2000. From February 1995 to October 1999, Ms. Brown was employed by Dura Pharmaceuticals, most recently as Executive Vice President. Before that, Ms. Brown spent over 25 years with Eli Lilly. With Eli Lilly, she held progressively more senior sales and marketing roles in the pharmaceutical division. She served as Vice President of Worldwide Marketing for Hybritech, and as Vice President of IVAC Corporation and General Manager of its Vital Signs Division. Ms. Brown is a member of the board of directors of Oridigm Corporation. She is a graduate of Louisiana Tech University, where she studied microbiology and biochemistry.

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

     Dr. Data, one of our executive officers, has served as Senior Vice President of Regulatory Affairs and Quality Assurance since August 1999. From 1996 to 1999, Dr. Data served as an officer of CoCensys, most recently as Executive Vice President, Product Development and Regulatory Affairs. From 1990 to 1996, Dr. Data held several positions at The Upjohn Company, most recently as Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management. Previously, she held a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1987. Dr. Data is a director of Stressgen Biotechnology Company. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

     Dr. Kolterman, one of our executive officers, has served as Senior Vice President of Clinical Affairs since February 1997. Dr. Kolterman previously served as Vice President, Medical Affairs from July 1993 to February 1997 and Director, Medical Affairs from May 1992 to July 1993. From 1983 to May 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989, he has been Adjunct Professor of Medicine at UCSD. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the Diabetes Control and Complications Trial Study Group at the time of its completion in 1993 and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study. He is also a past-president of the California Affiliate of the American Diabetes Association. Dr. Kolterman earned his M.D. from Stanford University School of Medicine.

     Dr. Baron has served as our Vice President of Clinical Research since December 1999. Dr. Baron has been clinical Professor of Medicine at the University of California, San Diego, and Clinical VA Staff Physician at the VA Medical Center, San Diego, since 2001. From 1989 to 2000, Dr. Baron worked for the Indiana University School of Medicine, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism. Earlier, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at University of California, San Diego, and the Veterans Administration Medical Center in San Diego. He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several from the American Diabetes Association, and is a current National Institutes of Health MERIT award recipient. Dr. Baron is currently Principal Investigator for several diabetes studies, including the Early Diabetes Intervention Program study sponsored by the NIH and Bayer Pharmaceuticals.

He earned his M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

     Mr. Foletta, one of our executive officers, has served as Vice President of Finance and Chief Financial Officer since March 2000. Mr. Foletta previously served as a Principal of Triton Group Management, Inc. from 1997 to 2000. From 1986 to 1997, Mr. Foletta held a number of management positions with Intermark, Inc. and Triton Group Ltd., the most recent of which was Senior Vice President, Chief Financial Officer and Corporate Secretary. From 1982 to 1986, Mr. Foletta was with Ernst & Young, most recently serving as an Audit Manager. Mr. Foletta earned his B.A. in Business Economics from the University of California, Santa Barbara in 1982 and received his California CPA accreditation in 1985.

     Mr. Rowland, one of our executive officers, has served as our Vice President, General Counsel and Secretary since September 2001. Prior to joining Amylin, Mr. Rowland served in various positions at Alliance Pharmaceutical Corp. through August 2001, including as Vice President beginning in May 1999, Secretary beginning in May 1998 and General Counsel and Assistant Secretary beginning in 1993. Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson. He received a J.D. from Emory University.

     Dr. Young has served as Vice President of Research since October 1998 and was appointed Senior Research Fellow as of March 2002. From 1989 to 1998, he held a number of positions in our Physiology Department, most recently as Vice President of Physiology. Prior to joining Amylin in 1989, Dr. Young was a lecturer in the Department of Physiology at the University of Auckland, New Zealand and a part-time general medical practitioner. From 1984 to 1987, Dr. Young was a Clinical Research Scientist at the National Institutes of Health in Phoenix, Arizona, where he studied insulin resistance and diabetes. He received his M.B., Ch.B. (M.D.) and his Ph.D. in Physiology from the University of Auckland, New Zealand.

RISK FACTORS RELATED TO OUR BUSINESS

     Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of operating losses, anticipate future losses, may not generate revenues from product sales and may never become profitable.

     We have experienced significant operating losses since our inception in 1987. As of December 31, 2001, we had an accumulated deficit of approximately $408 million. We expect to incur significant additional operating losses over the next few years. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales. To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our drug candidates. We may never become profitable. If we become profitable, we may not remain profitable.

     We will require future capital and are uncertain of the availability or terms of additional funding. If our capital becomes insufficient and additional funding is unavailable, inadequate, or not available on acceptable terms, it may adversely affect the value of shares of our stock.

     We must continue to find sources of capital in order to complete the development and commercialization of our drug candidates. Our future capital requirements will depend on many factors, including:

•	progress with our preclinical studies and clinical studies;

•	scientific progress in our other research programs and the magnitude of these programs;

•	the time and costs involved in obtaining regulatory approvals for the marketing of any of our drug candidates;

•	the costs of manufacturing any of our drug candidates;

•	our ability to effectively market, sell and distribute SYMLIN, AC2993 and our other drug candidates, AC2993 LAR and AC3056, subject to obtaining regulatory approval;

•	our ability to establish one or more marketing, distribution or other commercialization arrangements for SYMLIN, AC2993 and our other drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patents or defending ourselves against competing technological and market developments; and

•	the potential need to repay existing indebtedness.

     You should be aware that:

•	we may not be able to obtain additional financial resources in the necessary time frame or on terms favorable to us, if at all;

•	any available additional financing may not be adequate; and

•	we may be required to use a portion of future financing to repay existing indebtedness to our current or future creditors, including Johnson & Johnson.

     As of December 31, 2001, the total principal and interest due to Johnson & Johnson was approximately $60 million, which is secured by our issued patents and patent applications relating to amylin, including several that relate to SYMLIN. This debt becomes due beginning in June 2005, however, if we enter into a change in control transaction, a license agreement for SYMLIN or a financing arrangement subsequent to approval of SYMLIN by the FDA, then the repayment date may be accelerated. In the event we are unable to obtain additional financing on acceptable terms, we may not have the financial resources to continue research and development of SYMLIN, AC2993 or any of our other drug candidates, and we could be forced to curtail or cease our operations, which would adversely affect the value of our stock.

We may be unable to obtain regulatory clearance to market our drug candidates in the United States or abroad on a timely basis, or at all.

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

     The data collected from our clinical trials may not be sufficient to support approval of SYMLIN, AC2993 or any of our other drug candidates by the FDA or any foreign regulatory authorities. With respect to SYMLIN, we submitted a new drug application to the FDA for marketing approval in December 2000. In October 2001, the FDA completed its review of our application and indicated that SYMLIN is approvable for both type 1 and insulin-using type 2 diabetes. However, the FDA also indicated that the ultimate approval of SYMLIN will require that we achieve satisfactory results from additional clinical work. In December 2001, after consultation with the FDA, we announced our plans to initiate a seven-month dose titration study of SYMLIN focused on safety involving approximately 250 patients with type 1 diabetes and a few small studies to enhance suggested prescribing information. We do not expect the FDA to require any extended studies in type 2 diabetes patients as a condition to marketing approval of SYMLIN in the

United States. With respect to AC2993 and AC3056, we are currently in the process of conducting Phase 3 and Phase 1 clinical studies, respectively. It is possible that the FDA or other regulatory authorities may deem our clinical trial results insufficient to meet regulatory requirements for marketing approval or may limit approval for only selected uses.

     Moreover, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture SYMLIN, AC2993 and our other drug candidates may not pass an FDA or other regulatory authority preapproval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing these drug candidates. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for these drug candidates, the FDA and foreign regulatory authorities may not ultimately approve SYMLIN, AC2993 or our other drug candidates for commercial sale in any jurisdiction. If these drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of any of our product candidates and we may not be able to generate revenues from the commercial sale of any of our product candidates.

Delays in the conduct or completion of our clinical trials or the analysis of the data from our clinical trials may result in delays in our planned filings for regulatory approvals, or adversely affect our ability to enter into new collaborative arrangements.

     We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies. If the results of our ongoing or planned clinical studies for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies:

•	we may be unable to submit our final data for SYMLIN to the FDA for marketing approval;

•	we may be unable to complete our Phase 3 clinical program for AC2993;

•	we may be unable to commence Phase 2 studies of AC2993 LAR;

•	we may be unable to commence Phase 2 studies of AC3056;

•	we may not have the financial resources to continue research and development of any of our drug candidates; and

•	we may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in clinical studies or delay in regulatory filings.

     Any of the following could delay the completion of our ongoing and planned clinical studies:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in enrolling volunteers;

•	lower than anticipated retention rate of volunteers in a clinical trial;

•	negative results of clinical studies;

•	insufficient supply or deficient quality of drug candidate materials or other materials necessary for the performance of clinical trials; or

•	serious side effects experienced by study participants relating to a drug candidate.

Even if we obtain initial regulatory approval for a drug candidate, if we fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could harm our ability to generate revenues and the market price of our stock could fall.

     Even if we are able to obtain regulatory approval for a drug candidate in the United States or other countries, the approval will be subject to continual review, and newly discovered or developed safety issues may result in revocation of the regulatory approval. Moreover, if we obtain marketing approval for a drug candidate in the United States, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our drug candidates are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions or any unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our ability to market products and generate revenues, and thus adversely affect our ability to continue as a going concern and cause our stock price to fall.

     The manufacturers of our drug candidates also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. In the future, our manufacturers may incur significant costs to comply with those laws and regulations, which could increase our manufacturing costs and reduce our ability to operate profitably.

We have not previously sold, marketed or distributed any products and may not be able to successfully commercialize SYMLIN, AC2993 or our other drug candidates.

     We have not previously sold, marketed or distributed any products. While we began building a commercial team to carry out market planning, logistics management and sales and marketing functions for SYMLIN, we have delayed many of our plans for the continued development of these functions until the timing of FDA approval for SYMLIN becomes more certain. As our other drug candidates progress towards ultimate commercialization, we will need to develop our sales and marketing abilities with respect to those candidates. We may be unable to successfully hire and retain key sales and marketing personnel that we may need to effectively manage and carry out the commercialization of SYMLIN, AC2993 and our other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. In addition, while our commercialization plan provides for the staged hiring of sales and marketing personnel and deferral of costs, where possible, in the event that SYMLIN, AC2993 or another of our drug candidates is not approved for marketing by the FDA, we will have incurred significant expenses that will not be recoverable.

Our ability to enter into third party relationships is important to our successful development and commercialization of SYMLIN, AC2993 and our other drug candidates and our potential profitability.

     To market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. With respect to sales, marketing and distribution outside the United States, we believe that we will likely need to enter into marketing and distribution arrangements with third parties for, or find a corporate partner who can provide support for, the commercialization of SYMLIN, AC2993 or our other drug candidates. We may also enter into similar arrangements with third parties for the commercialization of our drug candidates within the United States.

     We may not be able to enter into marketing and distribution arrangements or find a corporate partner for SYMLIN, AC2993 or our other drug candidates. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of our drug candidates as we deem necessary, we may not be able to successfully perform these marketing or distribution activities. Moreover, any new marketer, distributor or corporate partner for our drug candidates with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

Pricing regulations and reimbursement limitations may reduce our potential revenues from the sale of future products.

     The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval.

     Our ability to commercialize our products successfully also will depend, in part, on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors sometimes challenge the prices charged for medical products and services. If we succeed in bringing SYMLIN, AC2993 or any other product candidate to the market, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

We do not manufacture our own drug candidates and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins.

     The manufacturing of sufficient quantities of new drug candidates is a time-consuming and complex process. We currently have no facilities for the manufacture of SYMLIN, AC2993 or our other drug candidates and rely on third parties to provide manufacturing capability.

     We work with three contract suppliers, Bachem California, UCB-Bioproducts and Mallinckrodt, who have the capabilities for the commercial manufacture of bulk SYMLIN. In addition, in connection with our clinical trials, we currently rely on one manufacturer, OMJ Pharmaceuticals, Inc., for dosage form SYMLIN in vials, one manufacturer, CP Pharmaceuticals Ltd., for dosage form SYMLIN in cartridges and one manufacturer, Disetronic Medical Systems, of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production. While we believe that business relations between us and our contract manufacturers are good, we cannot predict whether these manufacturers will continue to meet our requirements for quality, quantity or timeliness for the manufacture of bulk SYMLIN, dosage form SYMLIN or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and our ability to develop and deliver products in a timely manner.

     If any of our existing or future manufacturers cease to manufacture, or are otherwise unable to deliver, SYMLIN, AC2993 or our other products, in either bulk or dosage form, or other product components, including pens for the delivery of these products, we may need to engage additional manufacturers. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

Our other research and development programs may not result in additional drug candidates, which could limit our ability to generate revenue.

     Our research and development programs other than SYMLIN and AC2993 are at an early stage. Any additional drug candidates will require significant research, development, preclinical and clinical testing, regulatory approval and/or commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

     As of December 31, 2001, we owned or held exclusive rights to 32 issued U.S. patents and approximately 28 pending U.S. patent applications. Of these issued patents and patent applications, we have a total of 16 issued U.S. patents and 8 pending U.S. patent applications that we believe are relevant to the development and commercialization of SYMLIN and one issued U.S. patent and 13 pending U.S. patent applications that we believe are relevant to the development and commercialization of AC2993 or AC2993 LAR. We also own or hold exclusive rights to various foreign patent applications that correspond to issued U.S. patents or pending U.S. patent applications. We do not hold composition-of-matter patents covering AC2993 or AC2993 LAR.

     Our success will depend, in part, on our ability to obtain patent protection for our products and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or its foreign equivalent to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.

Litigation regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

     Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Third parties may challenge or infringe upon existing or future patents. In the event that a third party challenges a patent, a court may invalidate the patent or determine that the patent is not enforceable. Proceedings involving our patents or patent applications or those of others could result in adverse decisions about:

•	the patentability of our inventions and products relating to our drug candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our drug candidates.

     The manufacture, use or sale of any of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to successfully defend an infringement action or have infringing patents declared invalid, we may:

•	incur substantial money damages;

•	encounter significant delays in bringing our drug candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

     In order to protect our proprietary technology and processes, we also rely, in part, on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

     There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including Bristol-Myers Squibb Company, Eli Lilly and Company, Merck & Co., Novartis, Novo Nordisk and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do, which would provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

     Our target patient population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections daily. AC2993 is currently being studied for the treatment of type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including:

• acarbose • pioglitazone • metformin • repaglinide	• nateglinide • rosiglitazone • miglitol • sulfonylureas

     In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our drug candidates, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over other products or that our drug candidates will offer an economically feasible alternative to existing products.

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

     We are highly dependent on Joseph C. Cook, Jr., our Chairman and Chief Executive Officer, and the other principal members of our executive and scientific teams, the loss of whose services might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing and scientific personnel will also be critical to our success. Although we believe we will be successful in attracting and retaining skilled and experienced sales, marketing and scientific personnel, we may not be able to attract and retain these personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain key person insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our business has a substantial risk of product liability claims, and insurance may be expensive or unavailable.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used. We currently have clinical trial insurance, and will seek product liability insurance prior to marketing any of our drug candidates. We cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

Our activities involve the use of hazardous materials, which subject us to regulation, related costs and delays and potential liabilities.

     Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

We have implemented anti-takeover provisions that could discourage or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders and, as a result, our management may become entrenched and hard to replace.

     Provisions in our certificate of incorporation and bylaws, as amended, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include:

•	allowing our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	allowing our board of directors to issue, without stockholder approval, up to 7.5 million shares of preferred stock with terms set by the board of directors;

•	limiting the ability of holders of our outstanding common stock to call a special meeting of our stockholders; and

•	preventing stockholders from taking actions by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders.

     Each of these provisions, as well as selected provisions of Delaware law, could discourage potential takeover attempts, could adversely affect the market price of our common stock and could cause our management to become entrenched and hard to replace. In addition to provisions in our charter documents and under Delaware law, an acquisition of our company could be made more difficult by our employee benefits plans and our employee change in control plan, under which, in connection with a change in control, stock options held by our employees may become vested and our executive officers may receive severance benefits.

Our executive officers, directors and major stockholders control approximately 46% of our common stock.

     As of December 31, 2001, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 46% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

     On August 9, 2001, a class action lawsuit was filed against us and our chief executive officer in the United States District Court for the Southern District of California. Additional similar lawsuits were filed against us and certain officers and directors in the same court. All of the existing lawsuits were consolidated into a single action and a consolidated complaint was filed in February 2002. The lawsuit alleges securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN, and seeks compensatory damages, payment of fees and expenses, and further relief. We may not be successful in our defense of such claims. If we are not successful, we could be forced to make changes to how we conduct our business or make significant payments to the plaintiffs’ lawyers or our stockholders. Such changes or payments could have a material adverse effect on our business, financial condition and results of operations, particularly if any required payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Significant volatility in the market price for our common stock could expose us to continued litigation risk.

     The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. During the eight quarters ending on December 31, 2001, the high and low sales price per share of our common stock varied significantly, as shown in the following table:

	High	Low

Year ending December 31, 2001
Fourth Quarter	$11.20	$5.41
Third Quarter	11.11	4.94
Second Quarter	15.01	8.50
First Quarter	12.19	5.00
Year ending December 31, 2000
Fourth Quarter	$12.69	$6.50
Third Quarter	18.13	10.31
Second Quarter	17.44	7.50
First Quarter	18.38	7.50

     Given the uncertainty of our future funding and of regulatory approval of SYMLIN, AC2993 and our other drug candidates, we expect that we may continue to experience volatility of our stock price for the foreseeable future. In addition, the following factors significantly affect the market price of our common stock:

•	announcements of additional clinical study results;

•	announcements of determinations by regulatory authorities with respect to our drug candidates;

•	developments in our relationships with current or future collaborative partners;

•	our ability to successfully implement our commercialization strategies;

•	fluctuations in our operating results;

•	developments in our relationships with third party manufacturers of our products and other parties who provide services to us;

•	public concern as to the safety of drugs developed by us;

•	technological innovations or new commercial therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights;

•	governmental policy or regulation; and

•	general market conditions.

     Broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. Periods of volatility in the market price of our common stock expose us to securities class action litigation, and we may continue to be the target of such litigation as a result of market price volatility in the future.

Item 2. Properties

     Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2001, we occupied approximately 61,000 square feet of office and laboratory space, for which, as of December 2001, we pay approximately $148,000 per month. Our leases on these properties expire in July and August 2004. We also maintain a small leased office in the United Kingdom.

Item 3. Legal Proceedings

     On August 9, 2001, a class action lawsuit was filed against us and our chief executive officer in the United States District Court for the Southern District of California on behalf of Eric W. Peters and all other similarly situated stockholders. Additional similar lawsuits were later filed against us and certain officers and directors in the same court. All of the existing lawsuits were consolidated into a single action and a consolidated complaint was filed in February 2002. The lawsuit alleges securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN, and seeks compensatory damages, payment of fees and expenses and further relief.

     We believe that the lawsuit is without merit and intend to defend ourselves vigorously against the claims, although no assurance can be given that we will be successful in defending such claims. If we are not successful in our defense, we could be forced to make significant payments that could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Since February 10, 2000, our common stock has been traded on the Nasdaq National Market under the symbol “AMLN.” From February 1, 1999 to February 9, 2000, our common stock traded on the Nasdaq SmallCap Market. Before February 1999, our common stock traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable:

	High	Low

Year Ending December 31, 2001
Fourth Quarter	$11.20	$5.41
Third Quarter	11.11	4.94
Second Quarter	15.01	8.50
First Quarter	12.19	5.00
Year Ending December 31, 2000
Fourth Quarter	$12.69	$6.50
Third Quarter	18.13	10.31
Second Quarter	17.44	7.50
First Quarter	18.38	7.50

     The last reported sale price of our common stock on the Nasdaq National Market on March 15, 2002 was $10.75. As of March 15, 2002, there were approximately 990 shareholders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     Please read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues under collaborative agreements	$—	$—	$—	$16,236	$42,609

Expenses:
Research and development	49,601	33,807	19,181	53,597	82,281
General and administrative	20,469	10,716	7,920	10,191	15,592

	70,070	44,523	27,101	63,788	97,873
Net interest income (expense)	(1,902)	480	(3,463)	(3,546)	637

Net loss	(71,972)	(44,043)	(30,564)	(51,098)	(54,627)
Dividends paid on preferred stock	—	—	335	—	—

Net loss available to common stockholders	$(71,972)	$(44,043)	$(30,899)	$(51,098)	$(54,627)

Net loss per share — basic and diluted	$(1.09)	$(0.71)	$(0.73)	$(1.49)	$(1.70)

Shares used in calculating net loss per share — basic and diluted	65,927	61,644	42,271	34,325	32,156
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$46,574	$82,899	$22,503	$10,789	$52,748
Working capital	47,188	78,380	17,359	5,192	31,303
Total assets	63,527	90,635	26,422	18,823	65,338
Long-term obligations	58,073	52,103	46,847	44,089	36,980
Accumulated deficit	(407,744)	(335,772)	(291,729)	(260,830)	(209,732)
Total stockholders’ equity (deficit)	(3,483)	31,286	(26,400)	(31,462)	4,649

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Amylin Pharmaceuticals is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic disorders. We currently have exclusive rights to two drug candidates in late stage development for the treatment of diabetes, SYMLIN and AC2993.

     In December 2000, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. In May 2001, we submitted Marketing Authorization Applications, or MAA, for approval to market SYMLIN to the European Agency for the Evaluation of Medicinal Products, which have since been accepted by the EMEA and Swiss regulatory authorities. In October 2001, the FDA completed its review of our NDA for SYMLIN, indicating that SYMLIN is approvable for both type 1 and insulin-requiring type 2 diabetes. However, the FDA also indicated that approval of SYMLIN will require that we achieve satisfactory results from additional clinical work. In December 2001, we announced our plans to submit an amendment to our NDA in the second half of 2002, subject to the completion of the required clinical work, which includes a seven-month, placebo-controlled dose titration study focused on safety in approximately 250 people with type 1 diabetes and four, short-term pharmacokinetic-pharmacology studies to enhance suggested prescribing information. We do not expect that the FDA will require extended trials in type 2 diabetes patients prior to granting marketing approval of SYMLIN in the United States.

     Our second drug candidate, AC2993 (synthetic exendin-4) is being developed with an initial target to improve glucose control in people with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet and oral medications alone. We commenced Phase 3 evaluation of AC2993 in December 2001. Additionally, in May 2000, we entered into a collaboration agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a monthly administration of AC2993. We are funding the development of AC2993 LAR under this collaboration. AC2993 LAR is currently in Phase 1 evaluation. Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma. AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of artheroscerlosis-related cardiovascular disease.

     Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years. As of December 31, 2001, our accumulated deficit was approximately $408 million.

     In February 2002, we completed a public offering of 12.075 million shares common stock, generating net proceeds of approximately $91 million.

Results of Operations

Revenue

     We recognized no revenues in 2001, 2000 or 1999.

Operating Expenses

     Total operating expenses were $70.1 million in 2001, $44.5 million in 2000 and $27.1 million in 1999. Research and development expenses were $49.6 million in 2001, $33.8 million in 2000 and $19.2 million in 1999. General and administrative expenses were $20.5 million in 2001, $10.7 million in 2000 and $7.9 million in 1999.

     The $15.8 million increase in research and development expenses in 2001, as compared to 2000, is approximately evenly split between an increase in our internal costs; primarily employee compensation and related costs, and external costs to support our AC2993, AC2993 LAR, and to a lesser extent AC3056 development programs. We had approximately 150, 85 and 35 employees dedicated to our research and development activities at December 31, 2001, 2000 and 1999 respectively. The increase in external costs in 2001 reflects costs incurred to conduct recently completed clinical trials, including Phase 2 evaluations of AC2993, Phase 1 evaluations of AC2993 LAR, and increased costs incurred in connection with our AC2993 LAR development collaboration with Alkermes. These increased costs in 2001 were partially offset by a decrease in external costs for SYMLIN. In 2000, we incurred higher costs for SYMLIN, primarily associated with the filing of the NDA in December of that year. The increase in research and development expenses in 2000 compared to 1999 reflects primarily the external costs associated with the preparation of the SYMLIN NDA, increased development costs associated with the commencement of our Phase 2 program for AC2993, development costs associated with the start of our AC2993 LAR program and the increase in our number of employees.

     We expect that research and development expenses will continue to increase in 2002, due primarily to external costs associated with the recent commencement of our AC2993 Phase 3 program, consisting of three pivotal trials, expected to include approximately 1,600 subjects. However, the extent and timing of the increased costs related to these clinical trials will be significantly influenced by the rate at which we enroll study participants. We also expect to incur increased external costs in 2002 in connection with the continued clinical development of AC2993 LAR, consisting primarily of costs incurred in connection with our development collaboration with Alkermes, as well as costs to conduct Phase 2 clinical trials planned to begin in the second quarter of 2002. We also expect to incur costs in 2002 to conduct the required clinical trials in connection with our efforts to obtain FDA approval to market SYMLIN. The development costs related to SYMLIN in 2002 are not expected to change materially from such costs for SYMLIN incurred in 2001. We expect our internal research and development costs to increase moderately in 2002 to support the expansion of our development programs.

     Currently, our research and development efforts are focused on four programs in various stages of clinical development as detailed in the following table:

Compound	Development Status	Planned Milestones

SYMLIN	• FDA “Approvable Letter” received • Additional clinical work to be completed in 2002 • Review by European Authorities underway	• Complete additional clinical work • Submit NDA amendment in second half of 2002 • Commercial launch in 2003, pending regulatory approvals

AC2993	• Phase 3 evaluation • Three pivotal trials underway	• Report initial Phase 3 results in early 2003 • Complete Phase 3 program in late 2003

AC2993 LAR	• Phase 1 evaluation	• Commence Phase 2 program in second quarter of 2002 • Begin Phase 3 program in 2003

AC3056	• Phase 1 evaluation	• Report additional Phase 1 data in first half of 2002

     From inception through 1998 we devoted substantially all of our research and development efforts to SYMLIN. Beginning in 1999, the composition of our research and development costs started to include costs for our other drug candidates, primarily AC2993 and AC2993 LAR, and to a lesser extent AC3056. We expect the shift in the composition of our research and development expenses to continue based on our current plans and the current development status of each of our four development programs.

     Our ability to execute the future development plans for our drug candidates, and the amount and allocation of future expenditures among them may vary widely and are dependent upon many factors, including, but not limited to:

•	our ability to secure sufficient financial resources independently or through collaborative arrangements;

•	the results of current and planned preclinical and clinical trials for each drug candidate;

•	the timing of regulatory submissions and approvals, and if approvals are received, time to market thereafter;

•	technological advances; and

•	the status of competitive products.

     The $9.8 million increase in general and administrative expenses in 2001 compared to 2000 reflects an overall increase in our internal headcount, increased facilities and other infrastructure costs required to support our growth, costs associated with our commercialization plans for SYMLIN, including certain pre-marketing activities and the continued development of our commercial organization. We had approximately 70, 45 and 20 employees dedicated to general and administrative activities at December 31, 2001, 2000 and 1999, respectively. The increase in general and administrative expenses in 2000 compared to 1999 reflects primarily an increase in the number of employees, the commencement of our establishment of a commercial organization in the second half of 2000 and costs associated with the use of consultants. Until the timing of the FDA’s determination regarding the approval of SYMLIN becomes more certain, we do not expect general and administrative expenses to change materially.

Other Income and Expense

     Interest and other income is principally comprised of interest income from investment of cash and investments. Interest and other income was $4.2 million in 2001, $6.5 million in 2000 and $2.2 million in 1999. The decrease in 2001 compared to 2000 reflects primarily both lower average cash and investments balances and declining market interest rates in 2001 as compared to 2000. The significant increase in 2000 compared to 1999 reflects higher overall cash investments available for investment following a private placement of common stock in February 2000.

     Interest and other expense is primarily comprised of interest expense resulting from long-term debt obligations, principally debt to Johnson & Johnson incurred pursuant to the terms of an earlier collaboration agreement. The collaboration agreement provided for a $30.6 million advance under a development loan facility and advances of $10.9 million under a pre-launch marketing expense facility. In conjunction with the borrowing under the development loan facility, we also issued warrants to Johnson & Johnson to purchase 1,530,950 shares of our common stock. The estimated value of the warrants is being amortized to interest expense over the life of the development loan. The loan agreement also provides that accrued and unpaid interest is added to principal annually under the development loan facility and quarterly under the pre-launch marketing expense facility. As of December 31, 2001, 2000 and 1999, the total principal and interest due to Johnson & Johnson was approximately $60.0 million, $55.2 million and $50.6 million, respectively. We have also used equipment debt financing and capital leases to acquire certain laboratory and office equipment. The amounts owed under these obligations were $1.1 million, $1.6 million and $2.7 million at December 31, 2001, 2000 and 1999, respectively. Interest and other expense was $6.1 million in 2001, $6.1 million in 2000 and $5.7 million in 1999.

Net Loss

     The net loss for the year ended December 31, 2001 was $72.0 million, compared to $44.0 million in 2000 and $30.6 million in 1999. The increase in the net loss in 2001 compared to 2000 reflects the increases in operating expenses, interest and other expense and the reduction in interest and other income discussed above. The increase in net loss in 2000 compared to 1999 reflects the increases in operating expenses and interest and other expense discussed above, partially offset by the increase in interest and other income.

     We expect to incur substantial operating losses for at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs, including the clinical development of SYMLIN, AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

     In 2001, several class action lawsuits were filed against us and certain of our officers and directors alleging securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN. These lawsuits were consolidated into a single action. If we are not successful in our defense of this lawsuit, we may be required to make significant payments to our stockholders. The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated. Accordingly we have not recorded a provision for potential damages in the accompanying consolidated statement of operations.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and debt financings.

     At December 31, 2001 we had $46.6 million in cash, cash equivalents and short-term investments. In May 2001, we raised net proceeds of approximately $33.8 million in a private sale of newly issued common stock to select institutional investors. In February 2002, we completed a public offering of common stock, generating net proceeds of approximately $91 million. We have sufficient financial resources to fund our operations through at least 2002.

     At December 31, 2001, we owe Johnson & Johnson approximately $60.0 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $1.1 million pursuant to equipment financing, which is payable in equal monthly installments through December 2003.

     We used cash of $67.8 million, $35.6 million and $23.1 million from our operating activities in the years ended December 31, 2001, 2000 and 1999, respectively. Our investing activities provided $49.0 million and used $64.4 million and $10.1 million in the years ended December 31, 2001, 2000, and 1999, respectively. Investing activities in all three years consisted primarily of purchases and sales of short-term investments, but also included purchases of laboratory and office equipment and additional patents and patent applications. Financing activities provided $35.0 million, $98.1 million and $32.5 million in the years ended December 31, 2001, 2000 and 1999, respectively. These amounts consisted primarily of sales of common and preferred stock, partially offset by principal payments on notes payable and capital lease obligations.

     We expect that our cash expenditures to conduct clinical trials will increase substantially in 2002, due primarily to the AC2993 Phase 3 program which commenced in December 2001. We also intend to increase our expenditures for AC2993 LAR, which we plan to move to Phase 2 evaluation in the second quarter of 2002. Until the timing of the FDA’s determination regarding the approval of SYMLIN becomes more certain, we do not expect expenditures for general and administrative expenses to change materially. We do intend to continue with certain pre-marketing activities related to the planned commercialization of SYMLIN, however, the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force and increased costs for marketing activities are dependent upon the approval of SYMLIN by the FDA. If it appears that FDA approval will be delayed significantly or not received at all, we expect to further re-evaluate our level of activity and cash expenditures associated with the planned commercialization of SYMLIN.

     At December 31, 2001, we are committed to purchase approximately $4.8 million of commercial grade bulk drug material in the subsequent twelve-month period. If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.2 million of additional material pursuant to an agreement with Johnson & Johnson. We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of the Company. If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

     We anticipate continuing our current development programs and beginning other long-term development projects on new products or technologies. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we will need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities, as necessary. These sources may include private and/or public offerings of common or preferred stock, revenues and expense reimbursements from partnership agreements for one or more of our drug candidates, or a combination thereof. There can be no assurances that such financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, scale back, or eliminate one or more of our product development programs.

     Our future capital requirements will depend on many factors; including the timing and costs involved in obtaining regulatory approvals for SYMLIN, whether regulatory approvals for the marketing of SYMLIN are received, our ability and the extent to which we establish commercialization arrangements for SYMLIN and AC2993, our ability to progress with other ongoing and new preclinical studies and clinical trials, the extent of these preclinical and clinical studies, scientific progress in our other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents, competing technological and market developments, changes in collaborative relationships, and any costs of manufacturing scale up.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory costs and patent costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our consolidated financial statements on page F-7).

Inventory Capitalization

     We capitalize inventory costs associated with certain drug candidates prior to receipt of regulatory approval, based on management’s judgment of probable future commercialization. We would be required to expense these capitalized costs upon a change in such judgment, due to, among other factors, a decision denying approval of the drug candidate by regulatory agencies.

     At December 31, 2001, capitalized inventory, all of which relates to SYMLIN, totaled $8.0 million. Our ability to recover the value of this inventory is dependent upon our ability to obtain regulatory approvals to market SYMLIN in the United States and/or in Europe. The significant risk associated with our ability to obtain marketing approvals, specifically in the United States, is our ability to achieve satisfactory results from the additional clinical work for SYMLIN planned for 2002. If we do not achieve satisfactory results from these trials or are otherwise unable to obtain regulatory approvals for SYMLIN, we will not likely recover the value of this inventory.

     Additionally, approximately $1.7 million of the $8.0 million of total SYMLIN inventory is in finished dosage form, and was manufactured in 2001. Our NDA suggests that the finished inventory would have a thirty-six month expiration period. If we are able to begin marketing SYMLIN by mid-2003, we should have sufficient time to allow for commercial sale of this inventory. We will re-evaluate the recoverability of the cost of this finished drug material if our regulatory timeline appears to be extended beyond this time frame.

Patent Costs

     We capitalize the costs incurred to file patent applications. These costs are amortized over the lesser of the remaining useful life of the related technology or the patent life, commencing on the date the patent is issued. At December 31, 2001, capitalized costs related to issued patents total approximately $1.7 million (net of accumulated amortization) and approximately $1.7 million related to unissued patents. We expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of abandonment. Additionally, if the useful life of the related technologies is reduced, amortization of the associated costs would be accelerated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt approximate current interest rates. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 14(a)(1).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of “Election of Directors,” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2002 annual meeting.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2002 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2002 annual meeting.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2002 annual meeting.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) Index to Consolidated Financial Statements The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

(a)	(2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)	(3) Index to Exhibits — See Item 14(c) below.

(b)	Reports on Form 8-K

The registrant filed a report on Form 8-K, dated October 24, 2001, announcing that the FDA completed its review of Amylin’s New Drug Application for SYMLIN, and the results of the FDA’s review.

(c)	Exhibits

Exhibit	Exhibit
Footnote	Number

(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(19)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 — 3.3.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(21)	10.2	Registrant’s 1991 Stock Option Plan, as amended (the “Option Plan”).†
(7)	10.3	Form of Incentive Stock Option Agreement under the Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the Option Plan with related schedule.†
(17)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(1)	10.7	Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of NEXUS/GADCO-UTC, as amended.
(1)(2)	10.8	License Agreement, dated as of November 22, 1991, among the Registrant, the Regents of the University of Minnesota, and Per Westermark.
(3)	10.9	Form of Nonstatutory Stock Option Agreement under the Directors’ Plan.†
(4)	10.10	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(5)(2)	10.11	Collaboration Agreement dated June 20, 1995, between the Registrant and LifeScan, Inc.
(5)(2)	10.12	Stock Purchase Agreement dated June 20, 1995, between the Registrant and Johnson & Johnson Development Corporation.
(5)(2)	10.13	Loan and Security Agreement dated June 20, 1995, between the Registrant and Johnson & Johnson.
(7)	10.14	Consulting Agreement dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr., as amended on March 25, 1996, and related Nonstatutory Stock Option grant dated June 15, 1995.†
(14)	10.15	Amendment dated September 1, 1996, to Option Agreements between the Registrant and Howard E. Greene, Jr.†
(8)(2)	10.16	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(8)(2)	10.17	Collaborative Research and Assignment Agreement dated October 15, 1996, among the Registrant, London Health Sciences Centre and Dr. John Dupre.
(10)	10.18	Amendment dated January 15, 1997, to the Consulting Agreement, dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr.†
(10)	10.19	Fourth Amendment dated February 26, 1997, to the Lease Agreement dated January 2, 1989, between the Registrant and Nippon Landic (U.S.A.), Inc., as amended.
(11)(2)	10.20	Collaboration Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(11)(2)	10.21	License and Option Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(12)	10.22	Registrant’s Directors’ Deferred Compensation Plan.†
(22)(2)	10.23	Agreement, dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.
(13)	10.24	Promissory Note dated September 30, 1997, issued by the Registrant to Johnson & Johnson.
(13)	10.25	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.
(14)	10.26	Credit Agreement and related Note between the Registrant and Imperial Bank dated January 15, 1998.
(16)	10.27	Employment Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(17)	10.28	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(18)	10.29	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(22)(2)	10.30	Assignment and Amendment Agreement dated September 9, 1998, by and among the Registrant and Bachem California and Ortho-Biotech.
(22)(2)	10.31	Pramlintide Repurchase Agreement dated September 16, 1998, between the Registrant and Ortho-Biotech.
(18)	10.32	Stock Option Agreement dated October 23, 1998, between the Registrant and Joseph C. Cook, Jr.†
(18)	10.33	Fifth Amendment dated February 8, 1999, to the Lease Agreement dated January 2, 1989, between the Registrant and Nippon Landic (U.S.A.), Inc., as amended.
(22)(2)	10.34	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.
(23)(2)	10.35	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(20)	10.36	Warrant Agreement dated October 17, 2000 issued by the Registrant to Alkermes Controlled Therapeutics II, Inc.
(9)	10.38	Warrant Agreement dated March 2, 2001 issued by the Registrant to Alkermes Controlled Therapeutics, Inc. II.

Exhibit	Exhibit
Footnote	Number

(9)	10.39	Registrant’s Change in Control Employee Severance Benefits Plan.†
(9)	10.40	Registrant’s 2001 Deferred Compensation Plan.†
(12)	10.41	Registrant’s 2001 Employee Stock Purchase Plan.†
(12)	10.42	Registrant’s 2001 Equity Incentive Plan.†
(12)	10.43	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.†
	10.44	Sublease Agreement dated June 9, 2000, between Registrant and ST Microelectronics, Inc.
	10.45	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).†
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney. Reference is made to page 33.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

(2)	Confidential Treatment has been granted by the Securities and Exchange Commission with respect to portions of this agreement.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-51577) or amendments thereto and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-58831) or amendments thereto and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

By:	/s/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr. Chairman of the Board and Chief Executive Officer

Date: March 21, 2002

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

Signatures	Title	Date

/s/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2002

/s/ JAMES C. BLAIR James. C. Blair, Ph.D.	Director	March 21, 2002

/s/ VAUGHN D. BRYSON Vaughn D. Bryson	Director	March 21, 2002

/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 21, 2002

/s/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Director	March 21, 2002

/s/ TERRANCE H. GREGG	Director	March 21, 2002

Signatures	Title	Date

Terrance H. Gregg

/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Director	March 21, 2002

/s/ JAY S. SKYLER Jay S. Skyler	Director	March 21, 2002

James N. Wilson	Director

/s/ MARK G. FOLETTA Mark G. Foletta	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amylin Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	ERNST & YOUNG LLP

San Diego, California
January 25, 2002,
except for note 11, as to which the date is February 19, 2002

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$22,395	$6,265
Short-term investments	24,179	76,634
Inventories	8,001	1,077
Other current assets	1,550	1,650

Total current assets	56,125	85,626
Property and equipment, net	3,628	1,999
Patents and other assets, net	3,774	3,010

	$63,527	$90,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Accounts payable and accrued liabilities	$6,084	$5,586
Accrued compensation	2,302	1,120
Current portion of note payable and capital lease obligations	551	540

Total current liabilities	8,937	7,246
Note payable and capital lease obligations, net of current portion	588	1,080
Note payable to Johnson & Johnson	56,985	51,023
Other liabilities	500	—
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Common stock, $.001 par value, 200,000 shares authorized, 67,554 and 63,383 issued and outstanding at December 31, 2001 and 2000, respectively	68	63
Additional paid-in capital	404,114	367,022
Accumulated deficit	(407,744)	(335,772)
Deferred compensation	(309)	(307)
Accumulated other comprehensive income	388	280

Total stockholders’ equity (deficit)	(3,483)	31,286

	$63,527	$90,635

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,

	2001	2000	1999

Operating expenses:
Research and development	$49,601	$33,807	$19,181
General and administrative	20,469	10,716	7,920

	70,070	44,523	27,101

Loss from operations	(70,070)	(44,523)	(27,101)
Interest and other income	4,179	6,532	2,215
Interest and other expense	(6,081)	(6,052)	(5,678)

Net loss	(71,972)	(44,043)	(30,564)
Dividends paid on preferred stock	—	—	335

Net loss available to common stockholders	$(71,972)	$(44,043)	$(30,899)

Net loss per share — basic and diluted	$(1.09)	$(0.71)	$(0.73)

Weighted average shares — basic and diluted	65,927	61,644	42,271

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

						Accumulated	Total
	Common stock					other	stockholders'
			Additional	Accumulated	Deferred	comprehensive	equity
	Shares	Amount	paid-in capital	deficit	compensation	income (loss)	(deficit)

Balance at December 31, 1998	36,726	$37	$229,757	$(260,830)	$(428)	$2	$(31,462)
Comprehensive income (loss):
Net loss	—	—	—	(30,564)	—	—	(30,564)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(57)	(57)

Comprehensive loss	—	—	—	—	—	—	(31,621)
Issuance of preferred stock	—	—	15,000	—	—	—	15,000
Conversion of preferred stock into common stock	12,500	13	—	(13)	—	—	—
Dividends paid on preferred stock in shares of common stock	94	—	322	(322)	—	—	—
Issuance of common stock upon exercise of options	685	1	1,104	—	—	—	1,105
Issuance of common stock for employer 401(k) match	167	—	108	—	—	—	108
Issuance of common stock for other employee benefit plans	52	—	54	—	—	—	54
Stock-based compensation	48	—	56	—	—	—	56
Issuance of common stock in private placement	3,700	3	18,480	—	—	—	18,483
Deferred compensation related to stock options	—	—	990	—	(990)	—	—
Amortization of deferred compensation	—	—	—	—	765	—	765
Issuance of warrants for services	—	—	112	—	—	—	112

Balance at December 31, 1999	53,972	54	265,983	(291,729)	(653)	(55)	(26,400)
Comprehensive income (loss):
Net loss	—	—	—	(44,043)	—	—	(44,043)
Unrealized gain on available-for-sale securities	—	—	—	—	—	335	335

Comprehensive loss	—	—	—	—	—	—	(43,708)
Issuance of common stock upon exercise of options and warrants	1,026	1	3,297	—	—	—	3,298
Issuance of common stock for employer 401(k) match	20	—	195	—	—	—	195
Issuance of common stock for other employee benefit plans	32	—	224	—	—	—	224
Stock-based compensation	—	—	508	—	—	—	508
Issuance of common stock in private placement	8,333	8	95,723	—	—	—	95,731
Deferred compensation related to stock options	—	—	821	—	(821)	—	—
Amortization of deferred compensation	—	—	—	—	1,167	—	1,167
Issuance of warrants for services	—	—	271	—	—	—	271

Balance at December 31, 2000	63,383	63	367,022	(335,772)	(307)	280	31,286
Comprehensive income (loss):
Net loss	—	—	—	(71,972)	—	—	(71,972)
Unrealized gain on available-for-sale securities	—	—	—	—	—	108	108

Comprehensive loss	—	—	—	—	—	—	(71,864)
Issuance of common stock upon exercise of options	576	1	1,218	—	—	—	1,219
Issuance of common stock for employer 401(k) match	38	—	347	—	—	—	347
Issuance of common stock for other employee benefit plans	72	—	542	—	—	—	542
Stock-based compensation	—	—	614	—	—	—	614
Issuance of common stock in private placement	3,485	4	33,756	—	—	—	33,760
Deferred compensation related to stock options	—	—	204	—	(204)	—	—
Amortization of deferred compensation	—	—	—	—	202	—	202
Issuance of warrants for services	—	—	411	—	—	—	411

Balance at December 31, 2001	67,554	$68	$404,114	$(407,744)	$(309)	$388	$(3,483)

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2001	2000	1999

Operating activities:
Net loss	$(71,972)	$(44,043)	$(30,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,289	740	1,424
Amortization of deferred compensation	202	1,167	765
Stock-based compensation	614	388	56
Employer 401(k) match	347	195	108
Amortization of debt discount	1,198	1,198	1,198
Issuance of warrants for services	411	271	112
Accrued interest added to note payable	4,764	4,598	4,019
Changes in operating assets:
Accounts payable and accrued liabilities	1,680	1,846	543
Inventories	(6,924)	(1,077)	—
Other current assets	100	(736)	(317)
Other assets and liabilities, net	468	(118)	(411)

Net cash used in operating activities	(67,823)	(35,571)	(23,067)
Investing activities:
Purchases of short-term investments	(50,940)	(500,535)	(22,260)
Sales and maturities of short-term investments	103,503	438,568	10,090
Proceeds from sale of Cabrillo Laboratories assets	—	—	2,100
Sales (purchases) of equipment, net	(2,641)	(1,664)	215
Increase in patents	(950)	(782)	(241)

Net cash provided by (used in) investing activities	48,972	(64,413)	(10,096)
Financing activities:
Proceeds from issuance of common stock, net	35,521	99,253	19,642
Proceeds from issuance of preferred stock, net	—	—	15,000
Principal payments on capital leases and equipment notes payable	(540)	(1,175)	(2,095)

Net cash provided by financing activities	34,981	98,078	32,547

Increase (decrease) in cash and cash equivalents	16,130	(1,906)	(616)
Cash and cash equivalents at beginning of year	6,265	8,171	8,787

Cash and cash equivalents at end of year	$22,395	$6,265	$8,171

Supplemental disclosures of cash flow information:
Interest paid	$118	$189	$290

Non-cash transactions:
Conversion of preferred stock and dividend to common stock	$—	$—	$12,594

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

     Amylin Pharmaceuticals, Inc. (the “Company” or “Amylin”) was incorporated in Delaware on September 29, 1987. Amylin is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic disorders.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and development expenses

     Research and development costs are expensed as incurred and consist of employee salaries and related costs, costs paid to third-party contractors to perform research, conduct clinical trials, and for the development and manufacture of drug materials and delivery devices. Research and development costs also include allocations of corporate overhead expenses, primarily facilities costs.

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

Investments

     The Company has classified its debt securities as available-for-sale and, accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Inventories

     Inventories are stated at the lower of cost (FIFO) or market, and consist primarily of SYMLINTM bulk drug material, which will be used in the manufacture of finished SYMLIN drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approval.

Long-lived assets

     Long-lived assets, consisting primarily of office and laboratory equipment, are recorded at cost. Depreciation of equipment is computed using the straight-line method, over three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment.

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2001.

Patents

     The Company has filed several patent applications with the United States Patent and Trademark Office and in foreign countries. Legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 2001 and 2000 was $832,000 and $614,000, respectively. Capitalized costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications. The Company wrote off previously capitalized patent costs of $112,000 in 1999.

Net loss per share

     Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants of 4,087,000, 4,066,000 and 2,578,000 were excluded from the calculation of net loss per share for the years ended December 31, 2001, 2000 and 1999, respectively, because the effect is antidilutive.

Stock-based compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and EITF 96-18. Deferred charges for the unvested portion of options granted to non-employees are periodically remeasured and amortization is adjusted accordingly.

Foreign Currency Translation

     Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year. Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2001, 2000 and 1999.

Comprehensive Income

     Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

Effect of New Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the consolidated balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the fiscal years beginning after June 15, 2000. The Company adopted the new Statement effective January 1, 2001. The impact on the consolidated financial statements was not material.

     The FASB has issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The impact on the consolidated financial statements was not material.

     The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new basis for accounting for intangible assets deemed to have indefinite lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company intends to adopt the new Statement effective January 1, 2002. The impact on the consolidated financial statements is not expected to be material.

     The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121, however it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company intends to adopt the new Statement effective January 1, 2002. The impact on the consolidated financial statements is not expected to be material.

2. Investments

     The following is a summary of short-term investments as of December 31, 2001 and 2000 (in thousands).

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2001
U.S. Treasury securities and obligations of
U.S. Government agencies	$10,330	$271	$—	$10,601
Asset backed securities	2,227	11	—	2,238
Corporate and other debt securities	11,269	74	(3)	11,340

Total	$23,826	$356	$(3)	$24,179

December 31, 2000
U.S. Treasury securities and obligations of
U.S. Government agencies	$44,105	$175	$(7)	$44,273
Asset-backed securities	18,710	22	—	18,732
Other debt securities	13,539	90	—	13,629

Total	$76,354	$287	$(7)	$76,634

     The gross realized gains on sales of available-for-sale securities totaled $806,000 and $150,000 and the gross realized losses totaled $1,000 and $7,000 for the years ended December 31, 2001 and 2000, respectively. Approximately $12.0 million, $5.5 million and $6.7 million mature in 2002, 2003, and thereafter, respectively.

3. Other Financial Information

     Other current assets consists of the following (in thousands):

	At December 31,

	2001	2000

Interest receivable	$282	$1,284
Prepaid expenses	1,268	366

	$1,550	$1,650

     Property and equipment consists of the following (in thousands):

	At December 31,

	2001	2000

Office equipment and furniture	$3,647	$2,155
Laboratory equipment	2,700	1,621
Leasehold improvements	709	603

	7,056	4,379
Less accumulated depreciation and amortization	(3,428)	(2,380)

	$3,628	$1,999

     Accounts payable and accrued liabilities consist of the following (in thousands):

	At December 31,

	2001	2000

Accounts payable	$4,785	$4,674
Accrued expenses	1,299	912

	$6,084	$5,586

4. Debt and Lease Commitments

     In 1996, the Company entered into a master line of credit agreement to provide up to $5 million of net financing secured by laboratory and office equipment. The outstanding loan balance was paid in full in October 2000, at which time the credit facility was terminated.

     In November 1997, the Company entered into a financing agreement to provide up to $2.7 million of financing for equipment purchases. As of December 31, 2001, the Company had an outstanding loan balance of $1.1 million. The Company makes monthly payments of principal and interest and the loan is due in full in December 2003. Monthly interest payments are calculated based on prime plus 0.5% (approximately 5.25% at December 31, 2001). The credit agreement provides the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit of 50% of the remaining outstanding balance should the Company’s cash and investment balances fall below $10 million. Maturities of this debt arrangement are $540,000 in each of the years ending December 31, 2002, and 2003. The Company has obligations under capital leases which total $59,000, $11,000 of which is due in 2002.

     The Company also leases its facilities under operating leases. The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs.

     Minimum future annual obligations for operating leases for years ending after December 31, 2001 are as follows (in thousands):

2002	$1,476
2003	1,529
2004	999

Total minimum lease payments	$4,004

     Rent expense for 2001, 2000, and 1999, was $2.3 million, $1.1 million, and $1.0 million, respectively. Rent expense for 2001 includes a non-recurring expense of approximately $0.8 million associated with a terminated lease for office space.

     On April 30, 1999, the Company entered into an agreement with Magellan Laboratories Incorporated for the sale of the assets of the Company’s Cabrillo Laboratories division, for which the Company received a cash payment of $2.1 million. Additionally, the Company and Magellan entered into an agreement pursuant to which Magellan agreed to perform a portion of the Company’s future product development services.

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

     The collaboration terminated in August 1998 and all product and other rights associated with SYMLIN and related compounds reverted to Amylin, subject to the terms of the loan and security agreement. In August 2000, Johnson & Johnson’s ownership interest in the Company fell below 5% and they are no longer considered a related party.

     In conjunction with the collaboration, the Company received proceeds of approximately $30.6 million from a draw down under a development loan facility. This facility bears interest at the rate of 9.0%, compounded annually. At December 31, 2001, the amount owed under this facility was approximately $44.2 million. In conjunction with the development loan borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company’s common stock with a fixed exercise price of $12 per share and a 10-year exercise period. At

December 31, 2001, the Company also owed Johnson & Johnson approximately $15.8 million for its share of pre-launch marketing expenses. The pre-marketing loan facility bears interest at prime plus 0.5%, 5.25% at December 31, 2001, compounded quarterly.

     At December 31, 2001, the total principal and interest due to Johnson & Johnson was approximately $60.0 million. The amount presented in the consolidated balance sheet of $57.0 million is net of a debt discount of $3.0 million, which represents the unamortized portion of the value assigned to the warrants issued to Johnson & Johnson. The Company believes that the carrying value of this note approximates fair value, as the note is at prevailing market interest rates. The development and marketing loans are secured by the Company’s issued patents and patent applications relating to amylin, including those relating to SYMLIN. The development loan is due in June 2005 and the pre-marketing loan is due in June 2010. The repayment of these obligations may be accelerated in the event that the Company enters into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to the United States Food and Drug Administration’s approval of the SYMLIN New Drug Application.

     In September 1998, the Company entered into a repurchase agreement with Ortho-Biotech, Inc., an affiliate of Johnson & Johnson, which provided for the possible future purchase by the Company of certain bulk quantities of commercial grade SYMLIN previously purchased by Johnson & Johnson from third party vendors during the collaboration agreement. The repurchase price shall be the contracted price paid by Johnson & Johnson to the suppliers, plus a carrying cost equivalent to the five-year U.S. Treasury note rate plus 3%. The Company must purchase the bulk SYMLIN in full on the first to occur of certain events, including the execution of an agreement with a major pharmaceutical company relating to the development, commercialization and/or sale of SYMLIN, receipt of regulatory approval for the sale of SYMLIN, or a change in control of the Company. If none of the aforementioned events occurs, the Company has no obligation related to the repurchase agreement. The Company purchased approximately $1.1 million of this drug material in 2001. As of December 31, 2001, Ortho-Biotech was holding inventory purchased under this agreement totaling $7.4 million, with a repurchase cost to the Company of approximately $9.2 million.

     In September 1998, the Company entered into an agreement with Ortho-Biotech, Inc. and a drug manufacturer for the assignment of the rights and obligations of Ortho-Biotech to purchase quantities of bulk SYMLIN from this manufacturer under a July 1997 agreement among the Company, Ortho-Biotech and the manufacturer. Pursuant to this agreement, the manufacturer has agreed to supply certain quantities of bulk SYMLIN to the Company over a period of several years. A portion of this material is inventory that the Company has agreed to repurchase from Johnson & Johnson under the repurchase agreement discussed above. In connection with this agreement, the Company has provided an irrevocable letter of credit in the amount of $400,000 in favor of the manufacturer, which is secured by an equal deposit included in cash, cash equivalents and short-term investments at December 31, 2001. At December 31, 2001 the Company has approximately $4.8 million in outstanding purchase commitments under this agreement.

6. Stockholders’ Equity (Deficit)

Stock Purchase Plans

     In November 1991, the Company adopted the Employee Stock Purchase Plan (the “1991 Stock Purchase Plan”), under which 600,000 shares of common stock may be issued to eligible employees, including officers. Contributions to this plan may not exceed 15% of the participant’s eligible compensation. The price of common stock issued under the 1991 Stock Purchase Plan is equal to the lessor of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2001, approximately 560,000 shares of common stock had been issued under the 1991 Stock Purchase Plan.

     In March 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”), under which 400,000 shares of common stock may be issued to eligible employees, including officers. Contributions to this plan may not exceed 15% of the participant’s eligible compensation. The price of common stock issued under the 2001 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2001, no shares of common stock had been issued under the 2001 Stock Purchase Plan.

Stock Option Plans

     Under the Company’s 1991 Stock Option Plan (the “1991 Plan”), 7.8 million shares of common stock were reserved for issuance upon exercise of options granted to employees and consultants of the Company. The 1991 Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. Generally, options are granted at prices equal to at least 100% of the fair market value of the stock subject to the option at the date of grant, expire not later than ten years from the date of grant and vest ratably over a four-year period. From time to time, as approved by the Company’s Board of Directors, options with differing terms have also been granted.

     In December 2000, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”), which provides for an additional 4 million shares of common stock reserved for issuance upon exercise of options granted to employees and consultants of the Company. The 2001 Plan was approved at a meeting of stockholders in January 2001. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options may not be less than 85% of the fair market value of the stock on the date of the grant and, in some cases, may not be less than 100% of such fair market value. Options issued under the 2001 Plan are generally issued, vest and expire on the same terms as the 1991 Plan.

     Under the Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), 450,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to non-employee directors of the Company. Options granted under the Directors’ Plan must have an exercise price of at least 100% of the fair market value of the stock subject to option on the date of grant, vest ratably over periods ranging from twelve to thirty-six months and expire not later than ten years from the date of grant.

     The following table summarizes option activity for all of the option plans (in thousands):

	Shares	Weighted Average
	Under Option	Exercise Price

Outstanding at December 31, 1998	5,967	$4.65
Granted	1,241	2.04
Exercised	(688)	1.60
Cancelled	(1,952)	5.49

Outstanding at December 31, 1999	4,568	4.10
Granted	2,179	12.40
Exercised	(913)	2.88
Cancelled	(156)	6.75

Outstanding at December 31, 2000	5,678	7.10
Granted	2,209	8.28
Exercised	(576)	2.12
Cancelled	(247)	9.15

Outstanding at December 31, 2001	7,064	$7.80

     At December 31, 2001, approximately 1.9 million shares remained available for grant or sale under the Company’s stock option plans. Following is a further breakdown of the options outstanding as of December 31, 2001 (in thousands):

		Weighted
		Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.313 - $2.656	1,337	6.84	$1.61	1,112	$1.64
$2.719 - $5.730	1,730	7.22	5.14	733	4.45
$5.813 - $9.625	1,212	7.45	8.24	533	7.48
$9.750 - $11.562	1,362	7.62	10.65	467	10.63
$11.563 - $14.281	1,299	7.72	13.56	667	13.39
$14.375 - $17.313	124	8.09	15.35	55	15.22

$0.313 - $17.313	7,064	7.37	$7.80	3,567	6.68

     Adjusted pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted average assumptions for 2001, 2000, and 1999, respectively: risk-free interest of 4.0%, 5.50%, and 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 94%, 132%, and 221% and a weighted-average expected life of the option of five years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the option is amortized to expense over the option’s vesting period.

     The Company’s adjusted pro forma information is as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

Adjusted pro forma net loss	$(80,470)	$(49,546)	$(32,258)
Adjusted pro forma net loss per share	$(1.22)	$(0.80)	$(0.76)

     The weighted-average fair value of options granted during 2001, 2000, and 1999 was $6.09, $11.94, and $2.01, respectively.

Stock Warrants

     In May 1997, in conjunction with an amendment to a license agreement, the Company issued warrants to the licensor to purchase 20,000 shares of the Company’s common stock with a fixed exercise price of $11.375 per share and a 10-year exercise period. The Company determined that the value of this warrant was not material.

     In September 1997, in conjunction with the draw down under the development loan facility with Johnson & Johnson, the Company issued a warrant to Johnson & Johnson to purchase 1,530,950 shares of the Company’s common stock at an exercise price of $12.00 per share, which expires on September 29, 2007 (see “Note Payable to Johnson & Johnson and Related Commitments”). The estimated fair value of the warrants at that time was $8.1 million and this amount is being amortized to interest expense over the life of the development loan.

     In April 1999, in conjunction with a services agreement, the Company issued warrants to the holder to either purchase 50,000 shares of the Company’s common stock with a fixed exercise price of $0.97 per share or convert this warrant into shares equal to the value of this warrant, as determined per the services agreement. The Company valued the warrant under the Black-Scholes methodology at $55,000, which was expensed in 1999 as an additional cost of the transaction. This warrant was exercised in September 2000.

     In December 1999, in conjunction with an assignment agreement, the Company issued warrants to the assignor to purchase 10,000 shares of the Company’s common stock with a fixed exercise price of $3.31 per share and a

3-year exercise period. The Company valued the warrant under the Black-Scholes methodology at $57,000, which was expensed in 1999 as an additional cost of the transaction.

     In October 2000, in conjunction with a development, manufacture and commercialization agreement, the Company issued warrants to a collaborative partner to purchase 25,000 shares of the Company’s common stock with a fixed exercise price of $10.55 per share, which expires in October 2007. The Company valued the warrant under the Black-Scholes methodology at $271,000, which was expensed in 2000 as an additional cost of the transaction. In March 2001, in conjunction with the same agreement, the Company issued warrants to its collaborative partner to purchase 50,000 shares of the Company’s common stock with a fixed exercise price of $10.01 per share, which expires in March 2008. The Company valued the warrant under the Black-Scholes methodology at $411,000, which was expensed in 2001 as an additional cost of the transaction. The Company is not obligated to issue additional warrants under this collaboration agreement.

Shares Reserved for Future Issuance

     The following shares of common stock are reserved for future issuance at December 31, 2001 (in thousands):

Employee Stock Option Plans	8,576
Employee Stock Purchase Plans	440
Directors’ Deferred Compensation Plan	54
Directors’ Stock Option Plan	392
Warrants	1,636

11,098

Issuance of Preferred and Common Stock

     In March 1999, the Company raised $15 million through a private placement of 125,000 shares of Series A Preferred Stock at a price of $120.00 per share. The Series A Preferred Stock automatically converted to 12.6 million shares of common stock on September 2, 1999.

     In October 1999, the Company raised $18.5 million in a private placement of 3.7 million shares of common stock. These funds were raised from a select group of institutional and private investors, predominately those investors who participated in the Company’s March 1999 financing.

     In February 2000, the Company completed a private stock offering to select institutional and individual investors of 8.3 million shares of common stock at a price of $12.00 per share. Net proceeds from this transaction were approximately $95.7 million.

     In May 2001, the Company completed a private stock offering of 4.1 million shares of common stock priced at $10.00 per share to select institutional investors. This transaction included the sale of approximately 3.5 million shares of newly issued stock by the Company and 0.6 million shares by an existing stockholder. Net proceeds to the Company from this transaction were approximately $33.8 million.

7. Benefit Plans

     The Company has a defined contribution 401(k) plan for the benefit of all eligible employees. Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock. The fair market value of contributions to the plan by the Company for the benefit of its employees in 2001, 2000 and 1999 was $347,000, $195,000 and $108,000, respectively.

     The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation. The trust assets, consisting of primarily cash and mutual funds are recorded at current market prices. These assets are placed in a “rabbi trust” and are presented as assets of the Company in the accompanying consolidated balance sheet, as they are available to the general creditors of the Company. The corresponding liability of $500,000 at December 31, 2001 is included in other liabilities in the accompanying consolidated balance sheet. Total contributions to this plan, consisting solely of compensation deferred by participants, were $466,000 in 2001.

     In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned. Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets. Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion. The Company recorded expense associated with this plan of $158,000, $27,000 and $629,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8. Collaborative Agreements

     On May 15, 2000, the Company signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would allow a once-a-month administration of AC2993.

     Under the terms of the agreement, Alkermes has granted the Company an exclusive, worldwide license to its Medisorb ® technology for the development and commercialization of injectable sustained release formulations of exendins, such as AC2993, and other related compounds that Amylin may develop. In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants to purchase the Company’s common stock upon achieving specified development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

9. Income Taxes

     Significant components of Amylin’s deferred tax assets as of December 31, 2001 and 2000 are shown below (in thousands). A valuation allowance of $175.6 million of which $33.0 million is related to 2001 changes, has been recognized as of December 31, 2001 to offset the deferred tax assets, as realization of such assets in the future is uncertain.

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$141,906	$112,540
Research and development credits	20,749	16,052
Capitalized research expenses	13,555	13,795
Other	765	182

Total deferred tax assets	176,975	142,569
Deferred tax liabilities:
Intangibles	(1,384)	—

Valuation allowance for deferred tax assets	(175,591)	(142,569)

Net deferred tax assets	$—	$—

     At December 31, 2001, Amylin had Federal net operating loss carryforwards of approximately $390 million, California net operating loss carryforwards of approximately $53 million and foreign tax net operating loss carryforwards of approximately $9 million. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The Federal tax carryforwards begin to expire in 2002 unless previously utilized. The California tax loss carryforwards will continue to expire in 2002. The Company also has Federal research and development tax credit carryforwards of $16 million and California research and development tax credit carryforwards of $7 million, both of which will begin expiring in 2003, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe that this type of limitation would have a material impact upon the future utilization of these tax loss carryforwards.

10. Class Action Lawsuit

     On August 9, 2001, plaintiff Eric W. Peters, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and its chief executive officer. Additional similar lawsuits were filed against the Company and certain officers and directors in the same court. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets related to the development of SYMLIN. All of the existing lawsuits were consolidated into a single action and a consolidated complaint was filed in February 2002. The Company believes that the lawsuit is without merit and intends to defend itself vigorously against the claims, although there are no assurances that the Company will be successful in defending such claims. The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

11. Subsequent Event

     On February 19, 2002, the Company completed a public offering of 12.075 million shares of its common stock at a price of $8.00 per share. This offering was completed pursuant to a 13.3 million share universal shelf registration initially filed with the Securities and Exchange Commission in December 2001. This transaction generated net proceeds of approximately $91 million for the Company. The Company intends to use the net proceeds for research and development and general corporate purposes.

12. Quarterly Financial Data (Unaudited)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2001 and 2000 are as follows (in thousands, except per share data):

	For the quarters ended

	March 31	June 30	September 30	December 31

Fiscal 2001:
Loss from operations	$(14,797)	$(18,946)	$(19,524)	$(16,803)
Net loss	(14,975)	(19,430)	(19,759)	(17,808)
Basic and diluted net loss per share(1)	(0.24)	(0.30)	(0.29)	(0.26)
Fiscal 2000:
Loss from operations	$(8,963)	$(10,854)	$(10,829)	$(13,877)
Net loss	(9,536)	(10,635)	(10,026)	(13,846)
Basic and diluted net loss per share(1)	(0.17)	(0.17)	(0.16)	(0.22)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.