Form 10-Q
period 2002-03-31
AMYLIN PHARMACEUTICALS INC
filed 2002-05-13
CIK 881464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-19700

AMYLIN PHARMACEUTICALS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization) 9373 Towne Centre Drive, San Diego, California (Address of principal executive offices)	33-0266089 (I.R.S. Employer Identification No.) 92121 (Zip code)

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2002
Common Stock, $.001 par value	79,969,356

AMYLIN PHARMACEUTICALS, INC.

TABLE OF CONTENTS

		PAGE NO.
COVER PAGE		1

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and	3
	December 31, 2001

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2002 and 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2002 and 2001 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	7

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	11

SIGNATURE		11

2

Part I. Financial Information

Item 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)

Assets
Current Assets:
Cash and cash equivalents	$ 61,082	$ 22,395
Short-term investments	58,494	24,179
Inventories	8,908	8,001
Other current assets	1,583	1,550

Total current assets	130,067	56,125

Property and equipment, net	4,076	3,628

Patents and other assets, net	3,780	3,774

	$ 137,923	$ 63,527

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$ 11,579	$ 8,386
Current portion of notes payable and capital lease obligations	550	551

Total current liabilities	12,129	8,937

Note payable and capital lease obligations, net of current portion	452	588

Note payable to Johnson & Johnson	58,444	56,985

Other liabilities	533	500

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 200,000 shares authorized,
79,955 and 67,554 issued and outstanding at March 31, 2002
and December 31, 2001, respectively	80	68
Additional paid-in capital	496,421	404,114
Accumulated deficit	(429,842)	(407,744)
Deferred compensation	(298)	(309)
Accumulated other comprehensive income	4	388

Total stockholders’ equity (deficit)	66,365	(3,483)

	$ 137,923	$ 63,527

See accompanying notes to condensed consolidated financial statements. 3

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations (in thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2002	2001
Operating expenses:
Research and development	$ 16,523	$ 10,900
General and administrative	4,697	3,897

	21,220	14,797

Loss from operations	(21,220)	(14,797)

Interest and other income	603	1,460
Interest and other expense	(1,481)	(1,638)

Net loss	$ (22,098)	$ (14,975)

Net loss per share — basic and diluted	$ (0.30)	$ (0.24)

Shares used in computing net loss per share—basic and diluted	74,205	63,484

See accompanying notes to condensed consolidated financial statements. 4

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(22,098)	$(14,975)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	433	273
Amortization of deferred compensation	22	63
Amortization of debt discount	299	299
Issuance of warrants for services	—	411
Accrued interest added to notes payable	1,160	1,297
Changes in operating assets and liabilities:
Inventories	(907)	(3,132)
Other current assets	(33)	462
Accounts payable and accrued liabilities	3,193	876
Other assets and liabilities, net	28	(19)

Net cash flows used for operating activities	(17,903)	(14,445)

Investing activities:
Purchases of short-term investments	(55,134)	(88,327)
Sales and maturities of short-term investments	20,468	107,748
Purchase of fixed assets, net	(819)	(468)
Increase in patents	(96)	(214)

Net cash flows provided by (used for) investing activities .	(35,581)	18,739

Financing activities:
Issuance of common stock, net	92,308	285
Principal payments on capital leases and notes payable	(137)	(135)

Net cash flows provided by financing activities	92,171	150

Change in cash and cash equivalents	38,687	4,444

Cash and cash equivalents at beginning of period	22,395	6,265

Cash and cash equivalents at end of period	$ 61,082	$ 10,709

See accompanying notes to condensed consolidated financial statements. 5

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2002, and for the three months ended March 31, 2002, and March 31, 2001, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Per Share Data

     Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

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

3. Inventories

     Inventories are stated at the lower of cost (FIFO) or market and consist primarily of SYMLIN™ (pramlintide acetate) bulk drug material, which will be used in the manufacture of finished SYMLIN drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals. At March 31, 2002, total inventories were approximately $8.9 million, of which approximately $1.8 million was in finished form.

4. Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2002, and 2001, the comprehensive loss consisted of:

	Three months ended March 31,
	2002	2001
Net loss	$ (22,098)	$ (14,975)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments:	(384)	144

Comprehensive loss	$ (22,482)	$ (14,831)

5. Class Action Lawsuit

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

6. Stockholders’ Equity

     On February 19, 2002, the Company completed a public offering of 12.075 million shares of its common stock at a price of $8.00 per share. This transaction generated net proceeds of approximately $90.7 million for the Company. The Company intends to use the net proceeds for research and development and general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of New Drug Applications, generally, risks and uncertainties regarding the additional ongoing clinical testing of SYMLIN, risks and uncertainties that approvals of SYMLIN, if obtained, may be delayed and/or limited to specific indications, uncertainties in the review of our European Marketing Authorization Applications for SYMLIN, our ability to commercialize SYMLIN, if approved, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN and AC2993 (synthetic exendin-4), the results of our preclinical and clinical studies of our drug candidates, including AC2993, AC2993 LAR, and AC3056, and potential liability and indemnification obligations arising out of ongoing litigation. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading “Risk Factors.”

Background

     Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic disorders. We currently have exclusive rights to two drug candidates in late stage development for the treatment of diabetes, SYMLIN and AC2993.

     In December 2000, we submitted a New Drug Application, or NDA, to the FDA for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. In May 2001, we submitted Marketing Authorization Applications, or MAA, for approval to market SYMLIN to the European Agency for the Evaluation of Medicinal Products, or EMEA, which have since been accepted by the EMEA and Swiss regulatory authorities. In October 2001, the FDA completed its review of our NDA for SYMLIN, indicating that SYMLIN is approvable for both type 1 and insulin-requiring type 2 diabetes. However, the FDA also indicated that approval of SYMLIN will require that we achieve satisfactory results from additional clinical work. In December 2001, we announced our plans to complete the required clinical work, which includes a seven-month, placebo-controlled dose-titration study focused on safety in approximately 250 people with type 1 diabetes and four short-term pharmacokinetic-pharmacology studies to enhance suggested prescribing information. We commenced the dose-titration study in April 2002, with a goal of submitting an NDA amendment before the end of 2002. We do not expect the FDA to require extended trials in type 2 diabetes patients prior to granting marketing approval of SYMLIN in the United States.

     Our second drug candidate, AC2993 (synthetic exendin-4) is being developed with an initial target to improve glucose control in people with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet and oral medications alone. We commenced Phase 3 evaluation of AC2993 in December 2001, and we are currently conducting three pivotal Phase 3 clinical studies. We are also developing an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a monthly administration of AC2993. We are funding the development of AC2993 LAR through a collaboration with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies. AC2993 LAR is currently in Phase 1 evaluation. Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma. AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of artheroscerlosis-related cardiovascular disease.

     Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years. At March 31, 2002, our accumulated deficit was approximately $430 million.

     In February 2002, we completed a public offering of 12.075 million shares common stock, generating net proceeds of approximately $90.7 million.

Results of Operations

Three Months Ended March 31, 2002

     Operating Expenses

     Our total operating expenses for the quarter ended March 31, 2002, increased to $21.2 million from $14.8 million for the comparable period in 2001. Research and development expenses for the quarter ended March 31, 2002, increased to $16.5 million from $10.9 million for the same period in 2001, and general and administrative expenses increased to $4.7 million from $3.9 million for the comparable period in 2001.

     The $5.6 million increase in research and development expenses in the current quarter as compared to the same period in 2001, reflects primarily costs associated with the ongoing Phase 3 clinical studies for AC2993, an increase in our number of employees, and to a lesser extent costs associated with the ongoing clinical work for SYMLIN. These increases were partially offset by a decrease in costs arising from $0.9 million in milestone payments made to Alkermes in the first quarter of 2001.

     We anticipate that research and development expenses will increase moderately during the remainder of 2002, due primarily to the Phase 3 studies for AC2993, the continued development of AC2993 LAR, planned to enter Phase 2 evaluation in the second quarter of 2002, and to a lesser extent the required clinical studies for SYMLIN. The increase will be influenced significantly by the rate at which we enroll patients into our clinical studies.

     The $0.8 million increase in general and administrative expenses in the current quarter reflects an increase in our number of employees, costs associated with our commercialization plans for SYMLIN, including certain pre-marketing activities, and facilities costs required to support our growth. Until the timing of the FDA’s determination regarding the approval of SYMLIN becomes more certain, we do not expect general and administrative expenses to change materially.

     Other Income and Expense

     Interest and other income was $0.6 million for the quarter ended March 31, 2002, compared to $1.5 million for the same period in 2001. The $0.9 million decrease in interest and other income in the current year reflects primarily lower market interest rates.

     Interest and other expense was $1.5 million for the quarter ended March 31, 2002 compared to $1.6 million for the same period in 2001. The slight decrease in interest and other expense in the current quarter is the result of lower market interest rates, partially offset by higher Johnson & Johnson debt levels due to additional accrued interest added to the principal balance.

     Net Loss

     The net loss for the quarter ended March 31, 2002, was $22.1 million compared to a net loss of $15.0 million for the same period in 2001. The increase in the net loss reflects the increased operating expenses and the decrease in interest and other income discussed above.

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

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and other debt financings.

     At March 31, 2002, we had $119.6 million in cash, cash equivalents and short-term investments as compared to $46.6 million at December 31, 2001. The increase reflects the proceeds from a February 2002 public offering of common stock of approximately $90.7 million, offset by cash expenditures to fund our operations in the quarter ended March 31, 2002.

     As of March 31, 2002, we owe Johnson & Johnson approximately $61.1 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998. The amount presented in the condensed consolidated balance sheet at March 31, 2002 of $58.4 million is net of a debt discount of $2.7 million, which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SMYLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $0.9 million pursuant to an equipment financing arrangement, which is payable in equal monthly installments through December 2003.

     We used cash of $17.9 million and $14.4 million for our operating activities in the quarters ended March 31, 2002 and 2001, respectively. Investing activities used $35.6 million in the quarter ended March 31, 2002 and provided $18.7 million in the quarter ended March 31, 2001. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents. Financing activities provided $92.2 million and $0.2 million in the quarters ended March 31, 2002 and 2001, respectively. These amounts consist of proceeds from the sale of common stock, offset by payments on capital leases and notes payable. The majority of the cash provided from financing activities in the quarter ended March 31, 2002 was the public offering of common stock for net proceeds of approximately $90.7 million.

     Our use of cash for our operating activities in the quarter ended March 31, 2002 was $17.9 million, and is approximately $4.2 million less than our net loss of $22.1 million. This is due primarily to an increase in our current liabilities of approximately $3.2 million and non-cash expenses of approximately $1.9 million, partially offset by inventory purchases of approximately $0.9 million. The increase in current liabilities reflects the timing of cash payments for services rendered in connection with our ongoing clinical studies, primarily the Phase 3 studies for AC2993. We do not expect our current liabilities to continue to grow at this same rate in the subsequent quarterly periods in 2002.

     Additionally, we expect that our cash expenditures to conduct clinical trials will increase during the remainder of 2002, due primarily to the AC2993 Phase 3 program. We also expect to increase our expenditures for AC2993 LAR, which is planned to enter Phase 2 evaluation in the second quarter of 2002. Until the timing of the FDA’s determination regarding the approval of SYMLIN becomes more certain, we do not expect expenditures for general and administrative expenses to change materially. We do intend to continue with certain pre-marketing activities related to the planned commercialization of SYMLIN, however, the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force and increased costs for marketing activities are dependent upon the approval of SYMLIN by the FDA. If it appears that FDA approval will be delayed significantly or not received at all, we expect to further re-evaluate our level of activity and cash expenditures associated with the planned commercialization of SYMLIN.

     At March 31, 2002, we are committed to purchase approximately $4.0 million of commercial grade bulk drug material in the subsequent twelve-month period. If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.2 million of additional material pursuant to an agreement with Johnson & Johnson. We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of the Company. If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

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

     We intend to use our existing financial resources for continuing costs associated with preparing for the planned commercialization of SYMLIN, the continuation and potential expansion of our other research and development programs, including the clinical development of SYMLIN, AC2993, AC2993 LAR and AC3056, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, and, if approvals are received, time to market thereafter, technological advances, determination as to the commercial potential of our product candidates and other preclinical compounds currently under development, and the status of competitive products. Expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included as part of this report: None.

(b)	Reports on Form 8-K:

1.	The Company filed a report on Form 8-K, dated January 29, 2002, which included the form of Underwriting Agreement with Goldman, Sachs & Co. and Lehman Brothers, Inc., used in connection with a public offering of stock completed in February 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	Amylin Pharmaceuticals, Inc.

By: /s/ MARK G. FOLETTA
————————————————
Mark G. Foletta,
Vice President Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial officer)

11