Form 10-Q
period 2002-06-30
AMYLIN PHARMACEUTICALS INC
filed 2002-08-13
CIK 881464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.001 par value	Outstanding at August 8, 2002 80,105,282

AMYLIN PHARMACEUTICALS, INC. TABLE OF CONTENTS

		PAGE NO.
COVER PAGE		1

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
	December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three months ended
	June 30, 2002 and 2001 (unaudited)	4

	Condensed Consolidated Statements of Operations for the six months ended
	June 30, 2002 and 2001 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2002 and 2001 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE		15

Part I. Financial Information

Item 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (in thousands)

	June 30, 2002 (Unaudited)	December 31, 2001 (Note 1)
Assets

Current Assets:
Cash and cash equivalents	$27,123	$22,395
Short-term investments	68,931	24,179
Inventories	8,742	8,001
Other current assets	2,123	1,550

Total current assets	106,919	56,125

Property and equipment, net	3,790	3,628

Patents and other assets, net	3,834	3,774

	$114,543	$63,527

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$13,537	$8,386
Current portion of notes payable and capital lease obligations	550	551

Total current liabilities	14,087	8,937

Note payable and capital lease obligations, net of current portion	317	588

Note payable to Johnson & Johnson	59,905	56,985

Other liabilities	558	500

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 200,000 shares authorized,
80,007 and 67,554 issued and outstanding at June 30, 2002
and December 31, 2001, respectively	80	68
Additional paid-in capital	496,824	404,114
Accumulated deficit	(457,036)	(407,744)
Deferred compensation	(332)	(309)
Accumulated other comprehensive income	140	388

Total stockholders’ equity (deficit)	39,676	(3,483)

	$114,543	$63,527

See accompanying notes to condensed consolidated financial statements. 3

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations (in thousands, except per share data) (Unaudited)

	Three months ended June 30,
	2002	2001
Operating expenses:
Research and development	$20,826	$12,360
General and administrative	5,500	6,586

	26,326	18,946

Loss from operations	(26,326)	(18,946)

Interest and other income	600	1,047
Interest and other expense	(1,468)	(1,531)

Net loss	$(27,194)	$(19,430)

Net loss per share – basic and diluted	$(0.34)	$(0.30)

Shares used in computing net loss per share – basic and diluted	79,981	64,792

See accompanying notes to condensed consolidated financial statements. 4

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations (in thousands, except per share data) (Unaudited)

	Six months ended June 30,
	2002	2001
Operating expenses:
Research and development	$37,349	$23,260
General and administrative	10,197	10,483

	47,546	33,743

Loss from operations	(47,546)	(33,743)

Interest and other income	1,203	2,507
Interest and other expense	(2,949)	(3,169)

Net loss	$(49,292)	$(34,405)

Net loss per share – basic and diluted	$(0.64)	$(0.54)

Shares used in computing net loss per share – basic and diluted	77,128	64,160

See accompanying notes to condensed consolidated financial statements. 5

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(49,292)	$(34,405)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	895	557
Inventory reserve	400	—
Net book value of abandoned patents	272	—
Amortization of deferred compensation	39	141
Stock based compensation	103	417
Issuance of warrants for services	—	411
Amortization of debt discount	599	599
Accrued interest added to notes payable	2,321	2,502
Changes in operating assets and liabilities:
Inventories	(1,141)	(3,773)
Other current assets	(515)	308
Accounts payable and accrued liabilities	5,151	2,062
Other assets and liabilities, net	(85)	57

Net cash flows used for operating activities	(41,253)	(31,124)

Investing activities:
Purchases of short-term investments	(72,859)	(162,392)
Sales and maturities of short-term investments	27,859	198,326
Purchase of fixed assets	(934)	(907)
Increase in patents	(370)	(450)

Net cash flows provided by (used for) investing activities	(46,304)	34,577

Financing activities:
Principal payments on capital leases and notes payable	(272)	(270)
Issuance of common stock, net	92,557	34,533

Net cash flows provided by financing activities	92,285	34,263

Change in cash and cash equivalents	4,728	37,716

Cash and cash equivalents at beginning of period	22,395	6,265

Cash and cash equivalents at end of period	$27,123	$43,981

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2002, and for the three and six month periods ended June 30, 2002, and June 30, 2001, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Per Share Data

     Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants of 3,153,000 and 3,539,000 for the three and six months ended June 30, 2002, respectively, and common stock equivalents of 3,012,000 and 3,516,000 for the three and six months ended June 30, 2001, respectively, are excluded from the calculation of diluted loss per share because the effect is antidilutive.

     Consolidation

     The consolidated financial statements include the accounts of Amylin and its wholly owned subsidiary, Amylin Europe Limited. All significant intercompany transactions and balances have been eliminated.

2. Investments

     The Company has classified its debt securities as available-for-sale, and accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income or expense as applicable. Realized gains and losses and declines in value judged to be “other-than-temporary” (of which there have been none to date) on available-for-sale securities are also included in interest and other expense as applicable. The cost of securities sold is based on the specific identification method.

3. Inventories

     Inventories are stated at the lower of cost (FIFO) or market and consist primarily of SYMLIN™ (pramlintide acetate) bulk drug material, which will be used in the manufacture of finished SYMLIN drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals. At June 30, 2002, total inventories were approximately $8.7 million, of which approximately $1.4 million, net of a valuation allowance of $0.4 million, was in finished form.

4. Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the six months ended June 30, 2002 and 2001, the comprehensive loss consisted of:

	Six months ended June 30,
	2002	2001
Net loss	$(49,292)	$(34,405)
Other comprehensive income (loss):
Unrealized gain (loss) on investments:	(248)	33

Comprehensive loss	$(49,540)	$(34,372)

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

     In June 2002, the Company adopted a Preferred Share Purchase Rights Plan (the “Plan”). The Plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share (the “Common Shares”), held of record at the close of business on June 28, 2002. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of the Company’s common stock the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $100 per one-one hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. Under certain conditions, the Rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.001 per Right.

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

     In December 2000, we submitted a New Drug Application, or NDA, to the FDA for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin. In May 2001, we submitted Marketing Authorization Applications, or MAA, for approval to market SYMLIN to the European Agency for the Evaluation of Medicinal Products, or EMEA, which have since been accepted by the EMEA and Swiss regulatory authorities. In October 2001, the FDA completed its review of our NDA for SYMLIN, indicating that SYMLIN is approvable for both type 1 and insulin-requiring type 2 diabetes. However, the FDA also indicated that approval of SYMLIN will require that we achieve satisfactory results from additional clinical work. In December 2001, we announced our plans to complete the required clinical work, which includes a seven-month, placebo-controlled dose-titration study focused on safety in approximately 250 people with type 1 diabetes and four short-term pharmacokinetic-pharmacology studies to enhance suggested prescribing information. We commenced the dose-titration study in April 2002, with a goal of submitting an NDA amendment before the end of the first quarter of 2003. We do not expect the FDA to require extended trials in type 2 diabetes patients prior to granting marketing approval of SYMLIN in the United States.

     Our second drug candidate, AC2993 (synthetic exendin-4) is being developed with an initial target to improve glucose control in people with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet and oral medications alone. We commenced Phase 3 evaluation of AC2993 in December 2001, and we are currently conducting three pivotal Phase 3 clinical studies. We are also developing an injectable long acting formulation of AC2993, or AC2993 LAR, with the goal of developing a product that would enable a monthly administration of AC2993. We are funding the development of AC2993 LAR through a collaboration with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies. We commenced our first Phase 2 study of AC2993 LAR in June of 2002. Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma. AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of artherosclerosis-related cardiovascular disease.

     Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years. At June 30, 2002, our accumulated deficit was approximately $457 million.

     In February 2002, we completed a public offering of 12.075 million shares common stock, generating net proceeds of approximately $90.7 million.

Results of Operations

Three Months Ended June 30, 2002

     Operating Expenses

     Our total operating expenses for the three months ended June 30, 2002 increased to $26.3 million from $18.9 million for the same period in 2001. Research and development expenses for the three months ended June 30, 2002 increased to $20.8 million from $12.4 million for the same period in 2001, and general and administrative expenses decreased to $5.5 million from $6.6 million for the same period in 2001.

     The $8.4 million increase in research and development expenses in the second quarter of 2002, reflects primarily expenses associated with our AC2993 development program, including costs to conduct the three ongoing Phase 3 clinical trials. Additionally, we incurred increased costs related to SYMLIN, consisting of costs incurred to conduct the additional clinical work required by the FDA, primarily the 250 patient dose-titration study commenced in April 2002. Consistent with the growth in our development programs, we continued to increase our internal headcount in the second quarter of 2002 to support these increased activities. However, the related increases in employee costs were significantly less than the increased costs to conduct the ongoing clinical trials discussed above. Costs associated with our AC2993 LAR development program, consisting primarily of costs incurred in connection with our collaboration with Alkermes, did not change materially in the second quarter of 2002, as compared to the same period in 2001.

     The increase in research and development expenses also includes $0.4 million recorded in the current quarter related to an inventory valuation reserve for our finished SYMLIN inventory (Note 3). This valuation reserve reflects the impact on date sensitive inventory of changes in our anticipated regulatory timelines for SYMLIN. The estimated reduction in value is based on a range of possible sales volumes and potential alternative uses of the inventory, primarily marketing and sampling programs. We will continue to evaluate our ability to recover the remaining value of this inventory as the timing of potential regulatory approvals becomes more certain.

     We anticipate that our research and development expenses will continue to increase moderately during the remainder of 2002, due primarily to the ongoing Phase 3 studies for AC2993, to a lesser extent costs incurred to complete the required clinical work for SYMLIN, and continued product development costs associated with these programs. We also expect an increase in costs associated with our AC2993 LAR development program, including costs associated with manufacturing scale up and costs to conduct the Phase 2 clinical study initiated in June 2002.

     The $1.1 million decrease in general and administrative expenses in the current quarter as compared to the same period in 2001 reflects primarily a reduction in costs due to reduced hiring activities and a reduction in stock based compensation. Partially offsetting these reductions is a charge of approximately $0.3 million associated with patents that were abandoned in the second quarter of 2002. We do not expect that general administrative expenses will change materially until the timing of the potential regulatory approvals for SYMLIN becomes more certain.

     Other Income and Expense

     Interest and other income was $0.6 million for the three months ended June 30, 2002 compared to $1.0 million for the same period in 2001. The decrease in interest and other income is attributed to lower market interest rates, and a decrease in realized gains, partially offset by higher average cash balances in the current quarter as compared to the same period in 2001.

     Interest and other expense was $1.5 million for both the three months ended June 30, 2002 and June 30, 2001. This reflects increases in the principal amounts due to Johnson & Johnson due to accrued interest added to principal, equally offset by lower market interest rates in 2002, as compared to 2001.

     Net Loss

     The net loss for the quarter ended June 30, 2002, was $27.2 million compared to a net loss of $19.4 million for the same period in 2001. The increase in the net loss reflects the increased operating expenses and the reduction in interest and other income discussed above.

     We expect to incur substantial operating losses for the remainder of 2002 and at least the next few years due to continuing expenses associated with the continuation and potential expansion of our research and development programs, including the clinical development of SYMLIN, AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Six Months Ended June 30, 2002

     Operating Expenses

     Our total operating expenses for the six months ended June 30, 2002 increased to $47.5 million from $33.7 million for the same period in 2001. Research and development expenses for the six months ended June 30, 2002 increased to $37.3 million from $23.3 million for the same period in 2001, and general and administrative expenses decreased to $10.2 million from $10.5 million for the same period in 2001.

     The $14.0 million increase in research and development expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above, and includes increased costs incurred in connection with the Phase 3 clinical studies for AC2993, increased costs related to the required clinical work for SYMLIN, and to a lesser extent, increased costs attributed to growth in our internal headcount.

     The $0.3 million decrease in general and administrative expenses in the current six-month period reflects primarily a reduction in stock based compensation. Expenses related to our internal headcount and pre-marketing expenses related to SYMLIN did not change materially in the six-months ended June 30, 2002 as compared to the same period in 2001.

     Other Income and Expense

     Interest and other income was $1.2 million for the six-month period ended June 30, 2002, compared to $2.5 million for the same period in 2001. The decrease in interest and other income is attributed to lower market interest rates, and a decrease in realized gains, partially offset by higher average cash balances in the six-months ended June 30, 2002, as compared to the same period in 2001.

     Interest and other expense was $2.9 million for the six months ended June 30, 2002, compared to $3.2 million for the same period in 2001. This decrease in interest and other expense is due primarily to lower market interest rates, partially offset by higher principal amounts due to Johnson & Johnson as a result of accrued interest added to principal.

     Net Loss

     The net loss for the six months ended June 30, 2002 was $49.3 million compared to a net loss of $34.4 million for the same period in 2001. The increase in the net loss reflects primarily the increased operating expenses and the reduction in interest and other income discussed above.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and other debt financings.

     At June 30, 2002, we had $96.1 million in cash, cash equivalents and short-term investments as compared to $46.6 million at December 31, 2001. The increase reflects the $90.7 million in proceeds from a public offering of common stock completed in February 2002, offset by cash expenditures to fund our operations during the six-months ended June 30, 2002.

     As of June 30, 2002, we owed Johnson & Johnson approximately $62.3 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998. The amount presented in the condensed consolidated balance sheet at June 30, 2002 of $59.9 million is net of a debt discount of $2.4 million which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson, which is being amortized to interest expense over the life of the loan. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SMYLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $0.8 million pursuant to equipment financing, which is payable in equal monthly installments through December 2003.

     We used cash of $41.3 million and $31.1 million for our operating activities in the six months ended June 30, 2002 and 2001, respectively. Investing activities used $46.3 million in the six months ended June 30, 2002 and provided $34.6 million in the six months ended June 30, 2001. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents. Financing activities provided $92.3 million and $34.3 million in the six months ended June 30, 2002 and 2001, respectively. These amounts consist of proceeds from the sale of common stock, partially offset by payments on capital leases and notes payable. The significant components of the cash provided from financing activities were a public offering of common stock for net proceeds of approximately $90.7 million during the six months ended June 30, 2002 and a private placement of common stock for net proceeds of approximately $33.8 million during the six months ended June 30, 2001.

     Our use of cash for our operating activities in the six months ended June 30, 2002 was $41.3 million, and is approximately $8.0 million less than our net loss of $49.3 million. This is due primarily to an increase in our current liabilities of approximately $5.2 million and non-cash expenses of approximately $4.6 million, partially offset by inventory purchases of approximately $1.1 million and net other uses of cash of approximately $0.7 million. The increase in current liabilities reflects the timing of cash payments for services rendered in connection with our ongoing clinical studies, primarily the Phase 3 studies for AC2993.

     We expect that our cash expenditures will increase moderately during the remainder of 2002. We anticipate that total cash expenditures for 2002 will be approximately $90 – $95 million, including cash expenditures for the six months ended June 30, 2002 of approximately $43 million. The expected increase in cash expenditures in the second half of the year consists principally of AC2993 development costs, including expenditures associated with the completion of enrollment of the three Phase 3 studies for AC2993.

     Until the timing of the FDA’s determination regarding the approval of SYMLIN becomes more certain, we do not expect cash expenditures for general and administrative expenses to change materially. We do intend to continue with certain pre-marketing activities related to the planned commercialization of SYMLIN, however, the larger cash expenditures associated with the hiring and deployment of a SYMLIN sales force and increased costs for marketing activities are dependent upon the approval of SYMLIN by the FDA. If it appears that FDA approval will be delayed significantly or not received at all, we expect to further re-evaluate our level of activity and cash expenditures associated with the planned commercialization of SYMLIN.

     At June 30, 2002, we are committed to purchase approximately $5.0 million of commercial grade bulk drug material in the subsequent twelve-month period. If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with Johnson & Johnson. We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of the Company. If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

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

     We do not expect to generate positive operating cash flow for at least the next few years due to additional research and development costs, including costs related to research, preclinical testing, clinical trials, manufacturing costs, and general administrative expenses necessary to support such activities.

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

Part II. Other Information

Item 4. Submission of Matter to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on May 15, 2002. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, and (ii) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

     We had 79,933,346 shares of Common Stock outstanding as of March 22, 2002, the record date for the Annual Meeting. At the Annual Meeting, 54,454,722 shares of Common Stock were present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

Director	Votes in Favor	Abstentions
Vaughn D. Bryson	54,285,697	169,025
Joseph C. Cook, Jr	54,091,847	362,875
Ginger L. Graham	54,101,527	353,195
Howard E. Greene, Jr	54,082,500	372,222
Terrence H. Gregg	54,263,547	191,175
Jay S. Skyler, M.D	54,239,894	214,828
James N. Wilson	54,268,347	186,375

Proposal 2: Ratification of selection of Ernst & Young LLP as Independent Auditors of the Company

Votes in Favor:	53,275,856
Votes Against:	1,138,853
Abstentions:	40,013

Item 5. Other Information

     In May 2002, the Compensation Committee of the Company’s Board of Directors approved a loan of $109,395 to Orville G. Kolterman, M.D., the Company’s Senior Vice President of Clinical Affairs.  The loan is memorialized under a full recourse note from Dr. Kolterman to the Company dated May 17, 2002. The note bears interest at 4.75% per annum and is payable on demand, but not later than December 31, 2002. The note is secured by shares of the Company’s common stock held by Dr. Kolterman. A copy of the Promissory Note & Security Agreement pursuant to which the Company made the loan is included as Exhibit 10.46 under this report. A copy of the Stock Pledge Agreement pursuant to which Dr. Kolterman has pledged his shares of common stock as security under the note is included as Exhibit 10.47 under this report.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are included as part of this report:

Exhibit Number	Description

10.46	Promissory Note & Security Agreement dated May 17, 2002, between the Registrant and Orville G. Kolterman, M.D.†

10.47	Stock Pledge Agreement dated May 17, 2002, between the Registrant and Orville G. Kolterman, M.D.†

99.1	Certification of Joseph C. Cook, Jr. and Mark G. Foletta

† Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c). (b) Reports on Form 8-K:

1.	The Company filed a report on Form 8-K, dated June 18, 2002, announcing the adoption of a Preferred Share Purchase Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 12, 2002	By: /s/ MARK G. FOLETTA
Mark G. Foletta, Vice President Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)

15