Form 10-Q
period 2002-09-30
AMYLIN PHARMACEUTICALS INC
filed 2002-11-13
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]          No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2002

Common Stock, $.001 par value	81,872,816

AMYLIN PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$117,054	$22,395
Short-term investments	63,341	24,179
Inventories	9,002	8,001
Other current assets	2,526	1,550

Total current assets	191,923	56,125
Property and equipment, net	3,823	3,628
Patents and other assets, net	3,787	3,774

	$199,533	$63,527

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$18,564	$8,386
Current portion of deferred revenue	52,927	—
Current portion of notes payable and capital lease obligations	551	551

Total current liabilities	72,042	8,937
Note payable and capital lease obligations, less current portion	178	588
Note payable to Johnson & Johnson, net of discount	61,368	56,985
Deferred revenue, less current portion	25,535	—
Other liabilities	688	500
Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 200,000 shares authorized, 81,782 and 67,554 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	82	68
Additional paid-in capital	528,270	404,114
Accumulated deficit	(488,335)	(407,744)
Deferred compensation	(506)	(309)
Accumulated other comprehensive income	211	388

Total stockholders’ equity (deficit)	39,722	(3,483)

	$199,533	$63,527

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	September 30,

	2002	2001

Revenue under collaborative agreements	$1,538	$—
Operating expenses:
Research and development	25,818	14,225
General and administrative	6,166	5,299

	31,984	19,524

Loss from operations	(30,446)	(19,524)
Interest and other income	628	1,187
Interest and other expense	(1,481)	(1,422)

Net loss	$(31,299)	$(19,759)

Net loss per share — basic and diluted	$(0.39)	$(0.29)

Shares used in computing net loss per share — basic and diluted	80,141	67,258

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Revenue under collaborative agreements	$1,538	$—
Operating expenses:
Research and development	63,167	37,485
General and administrative	16,363	15,782

	79,530	53,267

Loss from operations	(77,992)	(53,267)
Interest and other income	1,831	3,694
Interest and other expense	(4,430)	(4,590)

Net loss	$(80,591)	$(54,163)

Net loss per share — basic and diluted	$(1.03)	$(0.83)

Shares used in computing net loss per share — basic and diluted	78,156	65,217

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(80,591)	$(54,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,385	895
Inventory reserve	640	—
Net book value of abandoned patents	272	—
Amortization of deferred compensation	69	166
Stock based compensation	103	367
Issuance of warrants for services	—	411
Amortization of debt discount	898	898
Accrued interest added to notes payable	3,485	3,594
Changes in operating assets and liabilities:
Inventories	(1,641)	(4,492)
Other current assets	(1,016)	62
Accounts payable and accrued liabilities	10,178	2,778
Deferred revenue	78,462	—
Other assets and liabilities, net	218	426

Net cash flows provided by (used for) operating activities	12,462	(49,058)
Investing activities:
Purchases of short-term investments	(119,341)	(230,629)
Sales and maturities of short-term investments	80,042	281,873
Purchase of fixed assets	(1,393)	(2,211)
Increase in patents	(502)	(615)

Net cash flows provided by (used for) investing activities	(41,194)	48,418
Financing activities:
Principal payments on capital leases and notes payable	(410)	(405)
Issuance of common stock, net	123,801	35,065

Net cash flows provided by financing activities	123,391	34,660

Change in cash and cash equivalents	94,659	34,020
Cash and cash equivalents at beginning of period	22,395	6,265

Cash and cash equivalents at end of period	$117,054	$40,285

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2002, and for the three and nine month periods ended September 30, 2002, and September 30, 2001, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Revenue Recognition

     Revenue under collaborative agreements is recognized as the related research and development expenses are incurred, up to contractual limits. Payments received under such agreements related to future performance are deferred and amortized to revenue over the estimated period of future performance. Revenue related to nonrefundable, upfront fees is recognized as contractual performance obligations are completed. Revenue related to milestone payments is recognized upon both the completion of any performance requirements to earn the milestone and the expiration of stock conversion rights, if any, associated with such payments.

     Per Share Data

     Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents from stock options and warrants of 4,038,000 and 3,659,000 for the three and nine months ended September 30, 2002, respectively, and common stock equivalents of 3,248,000 and 3,505,000 for the three and nine months ended September 30, 2001, respectively, are excluded from the calculation of diluted loss per share because the effect is antidilutive.

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

3. Inventories

     Inventories are stated at the lower of cost (FIFO) or market and consist primarily of SYMLIN™ (pramlintide acetate) bulk drug material, which will be used in the manufacture of finished SYMLIN drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals. At September 30, 2002, total inventories were approximately $9.0 million, of which approximately $1.2 million, net of a valuation allowance of $0.6 million, was in finished form.

4. Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the nine months ended September 30, 2002 and 2001, the comprehensive loss consisted of:

	Nine months ended
	September 30,

	2002	2001

Net loss	$(80,591)	$(54,163)
Other comprehensive income:
Unrealized gain (loss) on investments:	(177)	135

Comprehensive loss	$(80,768)	$(54,028)

5. Class Action Lawsuit

     In August, 2001, plaintiff Eric W. Peters, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and its Chairman and Chief Executive Officer, alleging violations of the federal securities laws related to declines in the Company’s stock price. Subsequently, at least seven similar lawsuits were filed in the same court against the same parties and an Executive Vice President of the Company. The complaints allege securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. On December 28, 2001, all of the existing lawsuits were consolidated into a single action. The consolidated lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

     In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County. The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive fraud” as a result of the same activities alleged in the class action lawsuit discussed above. The complaint seeks attorney fees and the payment of damages to the Company.

6. Collaboration with Eli Lilly and Company

     In September 2002, the Company and Eli Lilly and Company (“Lilly”) entered into a collaboration agreement for the global development and commercialization of Amylin’s compound, AC2993 (synthetic exendin-4), and sustained release formulations of that compound, including AC2993 LAR. Under the terms of the agreement, Lilly made initial non-refundable payments to the Company totaling $80 million. In addition, Lilly purchased approximately 1.6 million shares of the Company’s common stock for a purchase price of $30 million, or $18.69 per share.

     In addition to these up-front payments, Lilly has agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including both twice-daily and sustained release formulations of AC2993. These milestones may be converted into Amylin common stock, at Lilly’s option, if the filing of New Drug Applications with the Food and Drug Administration (“FDA”) are delayed beyond December 31, 2005 for the twice-daily formulation of AC2993 and beyond December 31, 2007 for the sustained release formulation of AC2993. Lilly has agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of AC2993 in selected territories throughout the world, including both twice-daily and sustained release formulations.

     In addition, following successful completion of the three ongoing pivotal Phase 3 trials for AC2993 and contingent upon certain other events, Lilly will make available to the Company, a $110 million loan facility to fund a portion of Amylin’s development and commercialization costs for AC2993. The loan facility will be secured by certain patents of the Company and by other tangible assets of the Company and becomes convertible into common stock of the Company generally if amounts remain outstanding for more than two years.

     Amylin is responsible for the first $100 million of development costs for the AC2993 program, following the date of the collaboration agreement. Subsequently, Lilly and Amylin will share U.S. development costs equally. Commercialization costs in the U.S. will also be shared equally. Development costs outside of the U.S. will be shared 80% by Lilly and 20% by Amylin, and Lilly will be responsible for all commercialization costs outside of the U.S.

     Lilly and Amylin will co-promote the AC2993 product within the U.S. and equally share in operating profits from the sale of the product in the U.S. Operating profits outside of the United States will be shared at approximately 80% to Lilly and 20% to Amylin. Amylin will record all U.S. product revenues and Lilly will record all product revenues outside of the U.S. Additionally, the companies have agreed that, for a limited period of time prior to the commercialization of AC2993, Amylin will co-promote Humatrope®, Lilly’s recombinant human growth hormone product, in the U.S.

7. Stockholders’ Equity

     On February 19, 2002, the Company completed a public offering of 12.075 million shares of its common stock at a price of $8.00 per share. This transaction generated net proceeds of approximately $90.7 million for the Company. The Company intends to use the net proceeds for research and development and general corporate purposes.

     In June 2002, the Company adopted a Preferred Share Purchase Rights Plan (the “Plan”). The Plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share (the “Common Shares”), held of record at the close of business on June 28, 2002. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of the Company’s common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. Under certain conditions, the Rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.001 per Right.

     In September 2002, in connection with the Lilly collaboration agreement, Lilly purchased approximately 1.6 million shares of the Company’s common stock for a purchase price of $30 million, or $18.69 per share. These shares are not registered under the Securities Act of 1933 (“the Act”), as amended and will be subject to restrictions on the transfer or resale pursuant to the Act. Lilly will have certain registration rights with respect to these shares; however, these rights are not exercisable until the completion of all three of the ongoing Phase 3 clinical trials for AC2993.

8. Subsequent Event

     On October 23, 2002, the Company announced its decision to withdraw its European Marketing Authorization Application (“MAA”) for SYMLIN. The decision was made after consultation with the European Committee for Proprietary Medicinal Products (“CPMP”) and the Company determined that additional information would be required. The Company will engage in further discussions with representatives of the European Agency for the

Evaluation of Medicinal Products, or EMEA, and other regulatory experts to define and clarify the additional information required to support a resubmission of the application.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the FDA’s review of New Drug Applications, generally, risks and uncertainties regarding the additional ongoing clinical testing of SYMLIN, risks and uncertainties that approvals of SYMLIN, if obtained, may be delayed and/or limited to specific indications, risks and uncertainties relating to our plans for marketing approval of SYMLIN in Europe, our ability to commercialize SYMLIN, if approved, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN, the results of our preclinical and clinical studies of our drug candidates, including AC2993, AC2993 LAR, and AC3056, risks associated with our collaboration with Lilly, including our ability to achieve specified development and commercialization milestones and objectives under the collaboration agreements and Lilly’s ability to terminate the collaboration, and potential liability and indemnification obligations arising out of ongoing litigation. Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading “Risk Factors.”

Background

     Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic disorders. We currently are developing two first-in-class product candidates for the treatment of diabetes, SYMLIN and AC2993.

     In December 2000, we submitted a New Drug Application, or NDA, to the FDA for approval to market SYMLIN, our lead diabetes drug candidate, which is targeted for people with diabetes that use insulin.

     In October 2001, the FDA completed its review of our NDA for SYMLIN, indicating that SYMLIN is approvable for both type 1 and insulin-requiring type 2 diabetes. However, the FDA also indicated that approval of SYMLIN would require that we achieve satisfactory results from additional clinical work. In December 2001, we announced our plans to complete the required clinical work, which includes a seven-month, placebo-controlled dose-titration study focused on safety in approximately 250 people with type 1 diabetes and four short-term pharmacokinetic-pharmacology studies to further clarify suggested prescribing information. We commenced the dose-titration study in April 2002 and completed enrollment in September 2002. Our goal is to submit an NDA amendment around the end of the first quarter of 2003. We do not expect the FDA to require extended trials in type 2 diabetes patients prior to granting marketing approval of SYMLIN in the United States.

     In May 2001, we submitted a Marketing Authorization Application, or MAA, for approval to market SYMLIN to the European Agency for the Evaluation of Medicinal Products, or EMEA, which was accepted by the EMEA. In August 2001, we submitted an application to regulatory authorities in Switzerland. In October 2002, we announced our decision to withdraw our European MAA for SYMLIN following a determination that additional information will be required. We will engage in further discussions with representatives of the EMEA and other regulatory experts to determine and clarify the information required to support a resubmission of the application. Our application is still on file and under review by Swiss regulatory authorities.

     Our second drug candidate, AC2993 (synthetic exendin-4) is being developed to improve glucose control in people with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet and oral medications alone. We commenced Phase 3 evaluation of AC2993 in December 2001 and are currently conducting three pivotal Phase 3 clinical studies. We are also developing an injectable sustained release formulation of AC2993, or AC2993 LAR, with the goal of developing a product that could enable a monthly administration of AC2993. We commenced our first Phase 2 study of AC2993 LAR in June 2002. In September 2002, we announced a collaboration agreement with Lilly for the global development and commercialization of AC2993, including sustained release versions of the product candidate. We also have a development agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development of drug delivery technology relating to AC2993.

     Our third drug candidate, AC3056, is a compound that was in-licensed from Aventis Pharma. AC3056 is in Phase 1 clinical studies and is being evaluated for potential utility in the treatment of artherosclerosis-related cardiovascular disease.

     Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements and from interest income. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years. At September 30, 2002, our accumulated deficit was approximately $488 million.

     In February 2002, we completed a public offering of 12.075 million shares common stock, generating net proceeds of approximately $90.7 million. In September, 2002, we received a non-refundable, up-front payment of $80 million from Lilly pursuant to the collaboration agreement and $30 million from the sale of approximately 1.6 million shares of our common stock.

Results of Operations

Three Months Ended September 30, 2002

     Revenues under collaborative agreement

     We reported revenues from collaborative agreements of $1.5 million in the quarter ended September 30, 2002. There were no such revenues recorded during the comparable period in 2001. This increase is a result of the collaboration agreement with Lilly for AC2993 entered into in September 2002 and consists primarily of revenue related to the amortization to revenue of a portion of the $80 million non-refundable up-front payments made by Lilly. We expect to see an increase in revenue under collaborative agreements in future periods as a result of the continued amortization of Lilly’s up-front payments, possible future payments to the Company for a portion of development costs of AC2993 and possible future milestone payments received from Lilly. Recognition of certain of the milestone payments to revenue will be subject to the completion of certain performance requirements and the expiration of stock conversion rights, if any, associated with such payments.

     Operating Expenses

     Our total operating expenses for the quarter ended September 30, 2002 increased to $32.0 million from $19.5 million for the comparable period in 2001. Research and development expenses for the quarter ended September 30, 2002 increased to $25.8 million from $14.2 million for the comparable period in 2001, and general and administrative expenses increased to $6.2 million from $5.3 million for the comparable period in 2001.

     The $11.6 million increase in research and development expenses in the current quarter reflects primarily growth in external costs associated with our ongoing development programs and to a lesser extent increased internal headcount to support this growth. The increases in external expense are associated principally with our ongoing clinical trials, primarily the three Phase 3 trials for AC2993, and to a lesser extent the dose-titration study for SYMLIN. We expect expenses to complete our clinical trials will continue to increase moderately as we continue to enroll subjects into the ongoing AC2993 Phase 3 trials as well as perform additional clinical work to support an NDA. We completed enrollment of the first Phase 3 study for AC2993 in October 2002, and we anticipate that enrollment for the remaining two Phase 3 studies for AC2993 will be completed by the end of 2002. We also anticipate increases in expenditures related to manufacturing scale up for AC2993 and AC2993 LAR, related product development activities and, to a lesser degree, costs associated with the expansion of our AC3056 development program.

     The $0.9 million increase in general and administrative expenses in the current quarter reflects an overall increase in our internal headcount, increased facilities and other infrastructure costs required to support our higher level of activity and an increase in non-cash, stock based compensation due to an increase in our stock price in the current quarter. We anticipate that general and administrative expenses will continue to increase in the fourth quarter of 2002 and into 2003 at a higher rate than we have experienced in 2002, primarily as a result of our intention to begin hiring a small sales force in the fourth quarter of 2002. This sales force will initially be focused on the co-promotion of Humatrope as contemplated by our collaboration agreement with Lilly. Further increases in general and administrative expenses are projected for later in 2003 and are dependent on the timing of regulatory approval and possible launch of SYMLIN in the U.S. These additional expenses would include an increase in the size of our sales force as well as marketing and infrastructure costs associated with the launch of SYMLIN.

     Other Income and Expense

     Interest and other income was $0.6 million for the quarter ended September 30, 2002, compared to $1.2 million for the same period in 2001. The decrease in interest and other income is attributed primarily to lower market interest rates in the current quarter as compared to the same period in 2001. Interest and other expense was $1.5 million for the three months ended September 30, 2002, compared to $1.4 million for the same period in 2001. The slight increase in interest and other expense reflects accrued interest added to the principal amount due to Johnson & Johnson, partially offset by lower market interest rates in the current quarter as compared to the same period in 2001.

     Net Loss

     The net loss for the quarter ended September 30, 2002 was $31.3 million compared to a net loss of $19.8 million for the same period in 2001. The increase in the net loss reflects primarily the increased operating expenses, partially offset by the increase in revenue under collaborative agreements discussed above.

     We expect to incur substantial operating losses for the remainder of 2002, and at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our other research and development programs, including the clinical development of SYMLIN, AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Nine Months Ended September 30, 2002

     Revenues under collaborative agreements

     We reported revenues from collaborative agreements of $1.5 million in the nine months ended September 30, 2002. There were no such revenues recorded during the comparable period in 2001. This increase is a result of the collaboration agreement with Lilly for AC2993, entered into in September 2002, and consists primarily of revenue related to the amortization to revenue of a portion of the $80 million non-refundable up-front payments made by Lilly.

     Operating Expenses

     Our total operating expenses for the nine months ended September 30, 2002 increased to $79.5 million from $53.3 million for the same period in 2001. Research and development expenses for the nine months ended September 30, 2002 increased to $63.2 million from $37.5 million for the same period in 2001, and general and administrative expenses increased to $16.4 million from $15.8 million for the same period in 2001.

     The $25.7 million increase in research and development expenses in the current nine-month period is due to the same factors that influenced similar fluctuations in the third quarter discussed above.

     The $0.6 million increase in general and administrative expenses in the current nine-month period is due to the same factors that influenced similar fluctuations in the third quarter discussed above.

     Other Income and Expense

     Interest and other income was $1.8 million for the nine-month period ended September 30, 2002, compared to $3.7 million for the same period in 2001. The decrease in interest and other income is due to the same factors that influenced similar fluctuations in the third quarter discussed above.

     Interest and other expense was $4.4 million for the nine months ended September 30, 2002, comparable to $4.6 million for the same period in 2001.

     Net Loss

     The net loss for the nine months ended September 30, 2002 was $80.6 million compared to a net loss of $54.2 million for the same period in 2001. The increase in the net loss reflects primarily the increased operating expenses and the decrease in interest and other income, partially offset by the increase in revenue under collaborative agreements discussed above.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through an earlier collaboration arrangement, and other debt financings. We will consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates. The level at which we seek to access the capital markets and the timing of any action will depend on a number of factors including progress on our AC2993 and SYMLIN programs and prevailing market conditions.

     At September 30, 2002, we had $180.4 million in cash, cash equivalents and short-term investments as compared to $46.6 million at December 31, 2001. The increase in our cash reflects the $90.7 million proceeds from the February 2002 public offering of common stock and the $110 million received from Lilly in September 2002, partially offset by cash used to fund our operations during the nine months ended September 30, 2002.

     As of September 30, 2002, we owed Johnson & Johnson approximately $63.5 million pursuant to debt incurred in connection with an earlier collaboration agreement. The amount presented in the condensed consolidated balance sheet at September 30, 2002 of $61.4 million is net of a debt discount of $2.1 million, which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson. Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA. Additionally, we owe $0.7 million pursuant to equipment financing, which is payable in equal monthly installments through December 2003.

     Operating activities provided $12.5 million and used $49.1 million in the nine months ended September 30, 2002 and 2001, respectively. Our positive cash from operations in 2002 is primarily due to the non-refundable upfront payments received from Lilly, non-cash expenses and changes in working capital, partially offset by cash used to support our operations. Investing activities used $41.2 million in the nine months ended September 30, 2002 and provided $48.4 million in the nine months ended September 30, 2001. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents. Financing activities provided $123.4 million and $34.7 million in the nine months ended September 30, 2002 and 2001, respectively. These amounts consist of proceeds from the sale of common stock, partially offset by payments on capital leases and notes payable.

     We anticipate that our cash expenditures will increase to slightly in excess of $30 million in the fourth quarter of 2002. The anticipated increase in the fourth quarter will consist mainly of expenditures associated with our ongoing clinical trials, primarily the three Phase 3 trials for AC2993, and costs associated with the planned hiring of a small sales force to co-promote Humatrope, as contemplated by our collaboration with Lilly. A portion of the cost of the sales force will be covered by Lilly after we begin to co-promote Humatrope.

     Cash expenditures for research and development activities are expected to continue to increase in 2003, driven primarily by continued expenditures to complete the three pivotal Phase 3 trials for AC2993, expenditures to complete additional pharmacology and drug interaction studies for AC2993, planned expenditures associated with manufacturing scale-up for AC2993 and AC2993 LAR, and the continuation and expansion of our AC3056 development program. Pursuant to our collaboration agreement with Lilly, we are responsible for the first $100 million of development costs for AC2993 and AC2993 LAR subsequent to the consummation of the collaboration agreement. We expect this cumulative amount to be spent sometime in the second half of 2003. Subsequent to that time, Lilly and Amylin will share equally in U.S. development costs for AC2993 and AC2993 LAR.

     We expect our general and administrative expenses to increase into 2003 at a higher rate than we have experienced so far in 2002 due primarily to costs associated with the co-promotion of Humatrope discussed above. More significant increases in general and administrative expenses are projected for later in 2003 and are dependent on the timing of regulatory approval and possible launch of SYMLIN in the U.S.

     At September 30, 2002 we are committed to purchase approximately $5.4 million of SYMLIN bulk drug material in the subsequent twelve-month period, including approximately $1.2 million in the fourth quarter of 2002. If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.1 million of additional material pursuant to an agreement with Johnson & Johnson. We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of the Company. If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

     In 2001, several class action lawsuits were filed against us and certain of our officers and directors alleging securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN. These lawsuits were consolidated into a single action. If we are not successful in our defense of this lawsuit, we may be required to make significant payments to our stockholders. The lawsuit is at an early stage and the extent or range of damages, if any, cannot be reasonably estimated.

     In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of Amylin against the Chairman and Chief Executive Officer and several other present and former members of our Board of Directors, in the California State Superior Court in San Diego County. The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive fraud” as a result of the same activities alleged in the class action lawsuit discussed above. The complaint seeks attorney fees and payment of damages to the Company.

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

     We intend to use our existing financial resources for costs associated with the continuation and potential expansion of our research and development programs, including the clinical development of AC2993, AC2993 LAR and AC3056, preparation for the planned commercialization of SYMLIN, and related general and administrative support. Research and development expenses will include costs of supplying materials for and/or conducting clinical trials. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the progress of our research and development programs, the results of preclinical and clinical studies, the timing of regulatory submissions and approvals, and, if approvals are received, time to market thereafter, technological advances, determination as to the commercial potential of our product candidates and other preclinical compounds currently under development, and the status of competitive products. The rate of our cash expenditures will also depend upon the availability of additional sources of funds, the establishment of commercial or collaborative arrangements with other companies, and other factors.

Critical Accounting Policies and Estimates

     Revenue under collaborative agreements are recognized as the related expenses are incurred, up to the contractual limits. Payments received under these agreements that are related to future performance are deferred and amortized to revenue as they are earned over the specified future performance period. Revenue related to nonrefundable, up front fees are recognized over the period of the contractual obligations related to the services to be provided have been satisfied. Revenue related to milestone payments are recognized upon completion of the milestone performance requirement to earn and the expiration of stock conversion rights, if any, associated with such payments.

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

Item 4. Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the our management, including our Chairman and Chief Executive Officer (our “CEO”) and our Vice President of Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.

Part II. Other Information

Item 1. Legal Proceedings

     In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of Amylin against our Chairman and Chief Executive Officer and several other present and former members of our Board of Directors in the California State Superior Court in San Diego County. The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive fraud” as a result of the same activities alleged in the ongoing class action lawsuit against Amylin relating to the development of SYMLIN. The complaint seeks attorney fees and damages that would be payable to the Company.

Item 2. Changes in Securities and Use of Proceeds

     In September of 2002, we issued 1,604,982 shares of common stock to Eli Lilly and Company for a purchase price of $30,000,000, or approximately $18.69 per share.

     In addition, under our agreements with Lilly, Lilly will pay us up to $85 million upon the achievement of certain development milestones of AC2993 and sustained release formulations of AC2993. These milestones may be convertible into our common stock at Lilly’s option if we do not meet specified deadlines for the filing of new drug applications of December 31, 2005 for the twice-daily formulation of AC2993 and December 31, 2007 for sustained release formulations of AC2993. Furthermore, subject to the successful completion of our ongoing Phase III trials for AC2993 and contingent upon certain other events, Lilly will make available to us a $110 million loan to fund a portion of our development and commercialization costs for AC2993. In general, if amounts that we borrow under this loan are outstanding for more than two years, then Lilly, at its option, also may be able to convert those amounts into shares of our common stock. Any such conversion will be at a price equal to the fair market value of our common stock as calculated under our agreements with Lilly.

     Our sale and issuance of common stock and our concurrent granting of the above-referenced conversion rights to Lilly was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. Lilly represented its intention to acquire the securities for investment only and not with a view to the distribution thereof.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description

10.48	Loan Agreement dated April 26, 2000, between the Registrant and Alain D. Baron.†

10.49	Tenth Amendment dated August 20, 2002 to the Lease Agreement dated January 2, 1989, between Registrant and Nippon Landic (U.S.A.), In., as amended.

99.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

† Indicates a management or compensatory plan or arrangement required to be identified.

     (b)  Reports on Form 8-K:

1.	The registrant filed a report on Form 8-K, dated September 23, 2002, announcing the execution and significant terms of a collaboration agreement with Eli Lilly and Company for the development and commercialization of its compound AC2993 (synthetic exendin-4).

2.	The registrant filed a report on Form 8-K, dated October 3, 2002, which report included the executed agreements related to a collaboration agreement with Eli Lilly and Company, which agreement was previously disclosed on Form 8-K on September 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: November 13, 2002	By:	/s/ MARK G. FOLETTA

Mark G. Foletta, Vice President Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)

CERTIFICATIONS

I, Mark G. Foletta, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amylin Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ MARK G. FOLETTA

Vice President Finance and Chief Financial Officer

I, Joseph C. Cook, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amylin Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ JOSEPH C. COOK, JR.

Chairman and Chief Executive Officer