Form 10-K
period 2002-12-31
AMYLIN PHARMACEUTICALS INC
filed 2003-03-31
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-19700

AMYLIN PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0266089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9373 Towne Centre Drive San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 552-2200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

The aggregate market value of the voting stock of the registrant, as of June 28, 2002 (the last trading day of the second fiscal quarter), less shares held by officers and directors was $833,667,515.

The number of shares outstanding of the registrant’s Common Stock was 92,658,751 as of March 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders to be held on May 14, 2003 (the “2003 Annual Meeting”) are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2002.

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

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are described below in “Risk Factors Related To Our Business” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statement.

PART I

Item 1. Business

Amylin Pharmaceuticals, Inc.

We are a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic diseases. We currently have two lead drug candidates in late stage development for the treatment of diabetes, SYMLIN® (pramlintide acetate) and exenatide, formerly referred to as AC2993 (synthetic exendin-4). We have received a letter from the United States Food and Drug Administration, or FDA, indicating that SYMLIN is approvable for marketing in the United States, as an adjunctive therapy with insulin, subject to satisfactory results from additional clinical trials. Our second candidate, exenatide, is in pivotal Phase 3 clinical trials. Additionally, we are developing a sustained release formulation of exenatide, exenatide LAR, that is in Phase 2 clinical trials.

In September 2002, we entered into a collaboration agreement with Eli Lilly and Company, or Lilly, for the worldwide development and commercialization of exenatide and sustained release formulations of that compound, including exenatide LAR. Under the terms of the agreement, Lilly made initial payments to us totaling $110 million, of which $30 million was for the purchase of approximately 1.6 million shares of our common stock at $18.69 per share (a 50% premium to the then current market price of our stock). Lilly has also agreed to make future development and commercialization milestone payments of up to $215 million upon achievement of these milestones. In the United States, Lilly will co-promote exenatide and sustained release formulations of exenatide with us, and each company will receive 50% of the operating profits. Outside of the United States, Lilly will be primarily responsible for commercialization efforts, and operating profits will be shared approximately 80% to Lilly and 20% to us.  Lilly has also committed to lend us up to $110 million, under certain circumstances, to fund development and commercialization efforts.

We are developing additional drug candidates for the treatment of metabolic diseases. These include AC3056, which is in early-stage clinical development for the treatment of atherosclerosis-related cardiovascular disease.  In January 2003, we acquired a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, for the treatment of patients with severe congestive heart failure. We are studying AC162352 (Peptide YY 3-36), our preclinical candidate for the potential treatment of obesity. We maintain a focused research and development program to discover and in-license additional drug candidates for the treatment of metabolic diseases.

Our periodic and current reports that we file with the Securities and Exchange Commission, or SEC, are available free of charge, on our website at www.amylin.com, as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the SEC.

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

It is estimated that over 177 million people worldwide had the disease in 2001. Of that population, approximately 18 million had type 1 diabetes, also known as juvenile onset diabetes, and approximately 159 million had type 2 diabetes, also known as adult onset diabetes. In the United States alone, there are approximately 11.5 million people currently diagnosed with diabetes with approximately one million new cases of diabetes diagnosed each year.

In people without diabetes, the beta cells of the pancreas produce two hormones, insulin and amylin. Type 1 diabetes destroys beta cells that produce both insulin and amylin, and most often is diagnosed in children and young adults. Replacement of beta cells through islet transplant therapy can, in some cases, temporarily render patients insulin-independent; however, life-long daily insulin therapy is eventually necessary to sustain life for people with type 1 diabetes.

Type 2 diabetes is a complex metabolic disease resulting from the body’s inability to make enough insulin or to properly use available insulin. Amylin secretion is also impaired in people with type 2 diabetes. Historically, type 2 diabetes occurred later in life. However, primarily as a result of changes in diet and lifestyle, it is now occurring much earlier in life. Diet and exercise therapy, in addition to a number of oral medications that either stimulate insulin production or improve tissue sensitivity to insulin, are currently used to treat type 2 diabetes.

Type 2 diabetes begins with impaired glucose tolerance (a prediabetic state) and progresses to overt hyperglycemia (elevated blood glucose concentrations). Because of the progressive nature of the disease, no single therapy is currently effective in controlling the disease over time. As the disease progresses, additional treatments, typically oral medications, are necessary, and these often become ineffective to regulate blood glucose concentrations within accepted guidelines established by the American Diabetes Association. At this stage, the therapy must be supplemented or replaced. Insulin is added to the treatment regimen for many people with type 2 diabetes when oral therapies become ineffective. Over time, the insulin dosage and number of injections are usually increased when desired blood glucose control cannot be achieved. Even with additional insulin injections, however, many people are unable to regulate their blood glucose concentrations within accepted guidelines, or do so at the expense of weight gain and increased risk of low blood glucose concentrations, or hypoglycemia.

For people suffering from diabetes, poor control of blood glucose concentrations has been shown to result in severe long-term complications. For instance, damage to small blood vessels due to diabetes may result in disorders such as:

•         retinopathy, a condition manifested by damage to the retina;

•         nephropathy, or kidney disease;

•         neuropathy, a condition where there is damage to the nervous system; and

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

The most widely accepted measure of long-term blood glucose is glycated hemoglobin, or HbA1c. A person’s HbA1c level is a recognized indicator of that individual’s average blood glucose concentrations over a 3 to 4-month period. Lower HbA1c levels indicate better blood glucose control, on average. HbA1c levels in people without diabetes are usually less than 6%. The American Diabetes Association’s Clinical Practice Recommendations suggest that people with diabetes should aim for a HbA1c level that is lower than 7%. Only a minority of people diagnosed with diabetes in the United States is able to achieve the American Diabetes Association’s recommended target HbA1c level, even with available drug therapies. Additionally, aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there is a pressing need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

In 1993, a landmark study in patients with type 1 diabetes, called the Diabetes Control and Complications Trial, showed that improved glucose control — as measured by any reduction in an individual’s HbA1c level — reduced the incidence of long-term complications. In 1998, a similar landmark study in patients with type 2 diabetes, the United Kingdom Prospective Diabetes Study, reported similar conclusions for type 2 diabetes. Unfortunately both of these studies showed that available therapies cannot mitigate the progressive nature of diabetes and long-term complications are to be expected.

SYMLIN® (pramlintide acetate)

SYMLIN is a unique injectable product candidate intended for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. Other than insulin and insulin analogues, SYMLIN is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical trials since the discovery of insulin approximately 80 years ago. SYMLIN is intended to improve blood glucose control in people treated with insulin alone, or insulin plus one or more oral medications, without causing a weight increase.

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

In people with type 1 diabetes, insulin and amylin concentrations are extremely low or undetectable and do not increase after meals, and conversely, glucagon levels tend to rise after meals. In people with type 2 diabetes whose disease has progressed to the point where they need insulin therapy, the normal post-meal increase in insulin and amylin concentrations also fails to occur and glucagon levels also are inappropriately elevated in the post-meal period. These hormonal abnormalities contribute significantly to the disturbance of glucose metabolism in the context of a meal. Replacement of insulin alone, the current therapy, cannot replace amylin’s actions nor can insulin normalize post-meal glucagon concentrations.

Clinical Trials.  Approximately 4,800 patients have been treated with SYMLIN. We have completed six Phase 3 clinical trials with various doses of SYMLIN as well as numerous Phase 2 and Phase 1 trials. Additionally, we completed long-term open-label safety trials and open-label extensions of the Phase 3 clinical trials to assess long-term effects of SYMLIN. Our Phase 3 trials have shown a statistically significant reduction in HbA1c levels for both type 1 and insulin-using type 2 patients. Data from our short-term clinical trials involving both type 1 and insulin-using type 2 patients with diabetes show that SYMLIN, as an adjunct to insulin, can:

•          prevent the abnormal rise in glucagon after meals;

•          slow the rate of gastric emptying; and

•          reduce the range of after-meal variations in blood glucose levels.

Collectively, across all of our long-term Phase 3 clinical trials, patients with type 1 diabetes and type 2 diabetes receiving the recommended dosage of SYMLIN in addition to their existing diabetes therapy achieved an average additional reduction in HbA1c of 0.3% and 0.4%, respectively, at the end of 26 weeks, compared to patients using insulin with placebo. In these studies, patients with type 2 diabetes who were treated with SYMLIN lost an average of 3.3 pounds during the trial period, while patients with type 2 diabetes in the control group gained an average of 0.7 pounds. Trial participants with type 1 diabetes who received the recommended dose of SYMLIN lost an average of 2.4 pounds at the end of 26 weeks, while those patients receiving insulin and placebo gained an average of 1.5 pounds.

In our two most recent Phase 3 clinical trials, each of which lasted 52 weeks, patients with type 1 diabetes and type 2 diabetes receiving the recommended dosage of SYMLIN in addition to their existing diabetes therapy achieved an average additional reduction in HbA1c levels of 0.4% and 0.6%, respectively, compared to patients using insulin with placebo. In these trials, patients with type 2 diabetes treated with SYMLIN lost an average of 3.1 pounds during the trial period, while patients with type 2 diabetes in the control group gained an average of 1.5 pounds. Trial participants with type 1 diabetes who were overweight upon trial entry and who received the recommended dose of SYMLIN lost an average of 3.5 pounds during the trial period, while patients receiving insulin and placebo gained an average of 3.5 pounds.

In our long-term clinical trials of 26 or 52 weeks, the addition of SYMLIN did not adversely affect patients’ lipids or blood pressure. The most commonly occurring side effects in our SYMLIN trials have been nausea, anorexia and vomiting, which were generally mild to moderate in intensity, were dose related, occurred early in treatment and generally dissipated over time.

In April 2002, after consultation with the FDA, we initiated a seven-month dose titration study of SYMLIN focused on safety involving approximately 300 subjects with type 1 diabetes and four smaller studies to clarify suggested prescribing information.  In late March 2003, the dose titration study completed in the clinic and we are currently in the process of collecting and reviewing data from this study.  In response to inquires for additional information from Swiss regulatory authorities, we conducted an interim summary consisting of data from 16 weeks of treatment for all subjects in the study.  This data indicate that initiation of SYMLIN therapy using a dose-titration protocol reduced the impact of nausea and that SYMLIN was associated with a positive effect on post-meal glucose.  The data also showed a reduction in HbA1c at 16 weeks consistent with the non-inferiority objective for the study.  As shown in previous pivotal studies, the SYMLIN treated subjects used less insulin and had a reduction in weight, and the control group used more insulin and gained weight.  However, conclusions cannot be drawn with respect to the non-inferiority outcome, weight or insulin use until data is available from the full seven months of treatment.

SYMLIN dose titration also reduced the incidence of severe hypoglycemia during the initiation phase of this study compared to earlier pivotal trials.  The rate of severe hypoglycemia observed is consistent with that seen in the landmark Diabetes Control and Complication Trials.  Approximately 75% of the SYMLIN treated subjects progressed to the highest trial dose of 60 micrograms, in accordance with the protocol, and experienced a similar rate of severe hypoglycemia to the control group during the titration period.  Doses of SYMLIN higher than 30 micrograms were not well tolerated by approximately 25% of subjects.  This group experienced higher rates of nausea with initiation of therapy and subsequently experienced higher rates of hypoglycemia.  Most of the 30 microgram dose subjects chose to continue in the study and experienced reductions in both post-meal glucose and HbA1c.  Conclusions cannot be drawn with respect to severe hypoglycemia until data is available from the full seven months of treatment.

Regulatory Status.  In December 2000, we submitted a New Drug Application, or NDA, for SYMLIN to the FDA. In October 2001, we received a letter from the FDA stating that SYMLIN was approvable for marketing in the United States, as an adjunctive therapy with insulin, for the treatment of type 1 and insulin-using type 2 diabetes patients, subject to satisfactory results from additional clinical trials. In April 2002, we commenced the seven-month dose titration study and in March 2003 all patients completed the study.  We have also completed four smaller trials to clarify suggested prescribing information. Based on the approvable letter from the FDA, we believe that efficacy for SYMLIN has been established. As a result, the dose titration study employs a “non-inferiority” design that will permit evaluation of the results without having to demonstrate statistically significant differences in efficacy between the SYMLIN and placebo treatment groups. While focusing principally on safety, however, we expect the FDA will want the safety of SYMLIN to be established without giving up improvement in glucose control or other important parameters of diabetes management. We plan to submit an NDA amendment for SYMLIN during the first half of 2003.

We submitted our Marketing Authorization Application, or MAA, for SYMLIN to the European regulatory authorities in May 2001.  In October 2002, following consultation with the European Committee for Proprietary Medicinal Products, we determined that additional information will be required for approval of SYMLIN in Europe. The European centralized regulatory procedure provides no mechanism for adding new information to an application in progress; therefore, we withdrew our MAA for SYMLIN. We are engaging in further discussions with European regulatory authorities and other regulatory experts to clarify regulatory alternatives and requirements for SYMLIN.

In August 2001, we submitted an application to regulatory authorities in Switzerland.  In March 2003, at the request of the Swiss authorities, we submitted interim summary data from our SYMLIN dose titration trial and study reports from four smaller studies.  The interim summary was performed with concurrence from the FDA and the FDA has received a copy of the Swiss submission.  Our application remains under review by the Swiss regulatory authorities.

Target Market.  The primary patient population focus for SYMLIN is people with diabetes who use insulin. This target population currently has limited therapeutic options. Patients with type 1 diabetes have complete beta cell deficiency and must use insulin to sustain life or undergo islet transplant therapy, which, in some cases, can temporarily render them insulin-independent. Patients with type 2 diabetes who have progressed to insulin therapy have typically exhausted other therapeutic options for improved blood glucose control due to advanced beta cell dysfunction. We estimate that this group is made up of approximately 4.5 million people in the United States, based on published and proprietary estimates. Within this population group, we estimate that approximately one million people, or 22%, have type 1 diabetes, and the remaining 3.5 million, or 78%, have type 2 diabetes. SYMLIN is an injectable product and we plan to market it in syringe/vial form and a reusable pen/cartridge system similar to those currently marketed with newer insulin preparations.

Exenatide

Exenatide is a first-in-class drug candidate for the treatment of type 2 diabetes. Exenatide is initially being developed to improve glucose control in patients with type 2 diabetes who are not using insulin and are not achieving target levels with diet and oral medications.

Scientific Overview.  Exenatide is a potent 39-amino acid peptide that exhibits several anti-diabetic, or glucose lowering, actions. Our clinical trials have shown that exenatide uniquely stimulates secretion of insulin in the presence of elevated blood glucose concentrations, but not during periods of low blood glucose concentrations. Our clinical trials have also shown that exenatide lowers post-meal glucagon concentrations and slows gastric emptying to modulate the entry of ingested nutrients into the bloodstream, and preclinical data indicate that exenatide reduces food consumption leading to reduced body weight. Most importantly, in patients with type 2 diabetes, exenatide administration can lower blood glucose concentrations, resulting in a marked reduction of HbA1c levels.

Clinical Trials.  A small Phase 2 clinical trial of exenatide completed in 1999 in people with type 2 diabetes showed statistically significant reductions in post-meal glucose concentrations, post-meal increases in glucagon concentrations and reductions in the rate of nutrient release from the stomach. Patients also reported sensations of fullness and satiety following exenatide administration. In another Phase 2 clinical trial completed in 1999, the blood glucose concentration during the first five hours following a standardized meal was reduced on average by 34% in participants that were treated with exenatide, compared to participants that were treated with placebos. In addition to lowering post-meal glucose concentrations, exenatide has also been shown to suppress post-meal elevations in serum triglyceride concentrations in people with type 2 diabetes. Elevations in post-meal triglycerides appear to be an independent risk factor for cardiovascular mortality.

In June 2001, we announced the results of a Phase 2 clinical trial designed to examine the effect of exenatide on glucose control in over 100 subjects with type 2 diabetes who were not achieving adequate blood glucose control with their current oral medications. In this 28-day trial, patients treated with exenatide, together with their current oral medications, experienced statistically significant lowering of HbA1c levels by 1.1% to 0.7%, compared with the average reductions experienced by patients treated with their current oral medications and placebo of 0.3%. Moreover, 90% of patients treated with exenatide together with their current oral medications experienced reductions in HbA1c levels of greater than or equal to 0.5%, compared to 33% of patients treated with their current oral medications and placebo. As HbA1c level is a measure of average blood glucose concentrations over a 3- to 4-month period, and this trial lasted only one month, our Phase 3 clinical trials are designed to examine the longer-term impact of exenatide on HbA1c levels.

In these clinical trials, exenatide was well tolerated. The majority of reported adverse events in the trials were judged to be mild or moderate in intensity. These events included nausea, which was the most common adverse event, and to a much lesser extent, vomiting. To better understand how to minimize nausea, we performed a Phase 2 dose-escalation trial in which patients achieved a target dose either gradually or suddenly. The data indicated that patients who gradually increased their dose of exenatide had a clinically meaningful reduction in the incidence of nausea over patients who did not receive a gradual dose increase.

In September 2001, we announced that another Phase 2 clinical trial conducted in people with type 2 diabetes after an overnight fast indicated that exenatide stimulated insulin secretion and lowered the elevated fasting blood glucose concentrations.

We commenced our Phase 3 evaluation of exenatide in December 2001, and are currently conducting three pivotal Phase 3 clinical trials. In October 2002, we announced the completion of enrollment of the first of the three Phase 3 clinical trials. In January 2003, we announced that all three of the pivotal Phase 3 trials were fully enrolled and we expect to complete these trials in the second half of 2003.

The first Phase 3 clinical trial of exenatide includes approximately 400 patients, randomized into three groups, two on exenatide and one on placebo. Those on active drug are to receive an introductory 5 microgram dose for one month, given by subcutaneous injection twice a day at breakfast and dinner, followed by six-months of exposure to doses of either 5 micrograms or 10 micrograms given twice a day. This trial is evaluating exenatide in people with type 2 diabetes who are currently not achieving target blood glucose concentrations using metformin alone. Metformin is one of several available oral therapies for the treatment of type 2 diabetes. The second of the three Phase 3 clinical trials includes approximately 400 patients, uses a similar protocol and is evaluating the effects of exenatide on patients who are currently not achieving target blood glucose concentrations using sulfonylureas alone. Sulfonylureas are another form of oral therapy for the treatment of type 2 diabetes. The third of the three Phase 3 clinical trials includes approximately 800 patients, also uses a similar protocol and is evaluating the effects of exenatide on patients who are currently not achieving target blood glucose concentrations using a combination of metformin and sulfonylureas. All of the treatment groups in each of the three Phase 3 clinical trials are continuing to use their current therapies of oral medications.

In August 2002, we commenced an open-label clinical study in patients who are currently not achieving target blood glucose concentrations using metformin, sulfonylureas or both metformin and sulfonylureas.  In early 2003, 59 patients in this on-going open-label study of exenatide showed mean reductions in HbA1c of 1.5% at the end of four months.  The patients in this study were not achieving target blood glucose levels with their current oral diabetes medications before entering the study.  At the end of four months, 54% of these participants had lowered their HbA1c to the treatment goal of less than or equal to 7% set by the American Diabetes Association.  In this trial, the effect of exenatide on HbA1c appears unaltered by the formation of antibodies in some patients. The most common adverse event reported was mild to moderate nausea, consistent with previous exenatide clinical studies. Participants maintain their current diabetes treatment regimens for the duration of the trial. Subjects received an introductory 5-microgram dose for four weeks, given by subcutaneous injection twice a day at breakfast and dinner. After four weeks, the dose was increased to 10 micrograms twice a day.

In addition to the ongoing Phase 3 trials and the open-label study, to date we have completed ten clinical trials with exenatide, including one Phase 1 and nine Phase 2 clinical trials.

Regulatory Status.  We filed an Investigational New Drug Application, or IND, for exenatide in January 1999 prior to our initiation of clinical trials. We commenced our Phase 3 evaluation of exenatide in December 2001, and are currently conducting three pivotal Phase 3 clinical trials. In October 2002, we completed enrollment of the first Phase 3 clinical trial and in January 2003, we completed enrollment of the remaining Phase 3 clinical trials.

Target Market.  The initial patient focus for exenatide is patients with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet plus metformin, sulfonylureas or both metformin and sulfonylureas. The current therapeutic steps available to this patient population are additional oral medications, the addition of insulin to the oral agent regimen, or insulin therapy alone. These approaches are often not very successful and are often associated with inconvenience and side effects, particularly weight gain. We estimate this population of people with diabetes who were using oral medications as of 2001 to be 11.9 million in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom, which comprise the seven largest pharmaceutical markets worldwide, of which an estimated 5.9 million people are in the United States. We currently plan to market exenatide in an injectable pen/cartridge delivery system, subject to our receiving the necessary regulatory approvals.

Exenatide LAR

The combination of potency and the glucose dependent mechanism of action inherent in exenatide makes it well suited to development of a sustained release formulation.  In May 2000, we signed an agreement with Alkermes, Inc. for the development, manufacture and commercialization of an injectable sustained release formulation of exenatide, which we refer to as exenatide LAR. This development program utilizes Alkermes’ patented, FDA approved and proprietary Medisorb® injectable sustained release drug delivery technology. Based upon results obtained from initial feasibility studies, the goal of the work under this agreement is to develop a formulation that might allow up to once-a-month administration of exenatide for the treatment of type 2 diabetes.

Under the terms of the agreement, Alkermes has granted us an exclusive, worldwide license to its formulation technology for the development of injectable sustained release formulations of exendins, such as exenatide, and other related compounds that we may develop. We are responsible for conducting clinical trials and securing regulatory approvals, and we have the right to market any approved products on a worldwide basis. Alkermes is responsible for continuing to support development efforts and manufacturing any products commercialized under our agreement. In exchange, Alkermes receives funding for research and development. Alkermes has also received warrants to purchase an aggregate of up to 75,000 shares of our common stock and cash payments for the achievement of development and commercialization milestones. We may make additional cash milestone payments to Alkermes upon the achievement of further development and commercialization goals. Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

In October 2000, we successfully completed the feasibility stage of development work and initiated additional preclinical work to support exenatide LAR human clinical trials. We completed the first Phase 1 clinical trial of exenatide LAR in 2001. This trial demonstrated a sustained release of exenatide for over 30 days, with no significant immediate release of the drug following administration.  Exenatide LAR was well tolerated in this trial with no significant adverse effects. Further, the results of a Phase 1 clinical trial with exenatide, also completed in 2001, demonstrated that sustained, continuous infusion of exenatide in patients with type 2 diabetes over a twenty-four hour period can lower both pre-meal and post-meal blood glucose concentrations throughout the day.

In June 2002, we initiated a Phase 2 clinical trial in the United States focusing on the safety and tolerability, as well as the pharmacokinetic profiles of rising doses of three formulations of exenatide LAR.  In March 2003, we received preliminary pharmacokinetic results from this study. The results from this study are consistent with our objective of demonstrating that sustained levels of exenatide are possible.  Based on these data and previous clinical results, in March 2003 we, along with Lilly and Alkermes, submitted an IND to the FDA to support an independent development program for exenatide LAR.

Lilly Collaboration

In September 2002, we entered into the collaboration agreement with Lilly for the global development and commercialization of exenatide, including sustained release formulations of that compound, such as exenatide LAR. Under the terms of the agreement, Lilly made initial payments to us totaling $110 million, of which $30 million was for the purchase of approximately 1.6 million shares of the Company’s common stock at a purchase price of $18.69 per share.

In addition to these up-front payments, Lilly has agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice-daily and sustained release formulations of exenatide. These milestone payments may be converted into our common stock, at Lilly’s option, if the filing of NDAs with the FDA are delayed beyond December 31, 2005 for the twice-daily formulation of exenatide and beyond December 31, 2007 for the sustained release formulation of exenatide. Lilly has agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations.

We are responsible for the first $101.2 million of development costs for the exenatide program, following the date of the collaboration agreement. Subsequently, we will share U.S. development costs with Lilly equally. Commercialization costs in the United States will also be shared equally. Development costs outside of the United States will be shared 80% by Lilly and 20% by us, and Lilly will be responsible for all commercialization costs outside of the United States.

In addition, following successful completion of the three ongoing pivotal Phase 3 trials for exenatide and contingent upon certain other events, Lilly will make available to us a $110 million loan facility to fund a portion of our development and commercialization costs for exenatide. The loan facility will be secured by certain of our patents and other collateral and would become convertible into  our common stock if amounts remain outstanding for more than two years.

Each company will receive 50% of the operating profits from the sale of the product in the United States. Operating profits elsewhere will be shared at approximately 80% to Lilly and 20% to us.  Pursuant to our co-promotion agreement with Lilly, we will record all U.S. product revenues and Lilly will record all other product revenues.

Pursuant to our co-promotion agreement with Lilly, the parties have agreed to equally co-promote exenatide and sustained release formulations within the United States. With respect to commercialization outside of the United States, Lilly will be primarily responsible for commercialization efforts.

Also, as part of the agreement with Lilly, we will co-promote Humatrope®, Lilly’s recombinant human growth hormone product, in the United States.  All of our revenue in 2002 resulted from our collaboration with Lilly.

Our collaboration agreement with Lilly may be terminated by Lilly at any time in the event the FDA requires us to place our Phase III clinical trials involving exenatide on hold, or following the receipt of the full statistical data on the results of the Phase III clinical trials involving exenatide.

AC3056

We are currently evaluating AC3056, a compound we in-licensed from Aventis Pharma in 1997, in an on-going Phase 1 program. AC3056 is designed for the treatment of atherosclerosis-related cardiovascular disease. In animal studies, AC3056 has been shown to:

•         reduce serum low density lipoproteins, known as LDLs, but not serum high density lipoproteins, referred to as HDLs;

•         inhibit lipoprotein oxidation; and

•         inhibit the expression cell adhesion molecules in vascular cells.

In October 2000, we successfully completed our first Phase 1 clinical trial of AC3056. In this trial, 26 healthy subjects received an oral formulation of AC3056 over a range of doses. The peak levels of AC3056 observed in subjects in this clinical trial were comparable to levels necessary to produce the desired physiological benefits in preclinical trials. We did not observe any safety concerns in the trial. In June 2002, we reported on a Phase 1 study where 14 healthy subjects received an oral formulation of AC3056 administered in a dose-rising manner. Dose-dependent increases in blood levels of AC3056 were observed showing absorption following oral administration. Dose-dependent increases in serum antioxidant activity were also observed. No safety concerns were noted in this trial.

Under the terms of our license agreement with Aventis Pharma, we are responsible for conducting the preclinical evaluation and clinical development of AC3056. Upon completion of Phase 2 clinical trials of AC3056, Aventis Pharma will have a one-time right to elect to collaborate with us in the continuing development and commercialization of the drug candidate in a 50:50 cost-and-profit sharing arrangement. If Aventis Pharma exercises this option, we will continue to be responsible for developing and registering AC3056, and Aventis Pharma will be responsible for manufacturing and marketing. If the option is exercised, Amylin and Aventis Pharma will assume equal responsibility for all past and future research and development, manufacturing and commercialization expenses and will share equally in any operating profits from commercialization. If Aventis Pharma does not exercise its option, we will retain all development and commercialization rights, and Aventis Pharma will be entitled to a royalty based on any future net sales. In such case, we will be free to collaborate with other companies on the development, manufacture and commercialization of AC3056. Our agreement with Aventis Pharma will automatically terminate when neither we nor Aventis Pharma are conducting research and development or marketing and selling any of the compounds covered by our agreement, including AC3056. We also have the right to terminate the agreement voluntarily at any time upon six months notice. Aventis Pharma may terminate the agreement in the event that we fail to meet research and development milestones, or we discontinue research, development and commercialization activities with respect to the compounds covered by the agreement.

GLP-1

In January 2003, we completed the acquisition from Restoragen, Inc. of rights to a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, targeted for the treatment of congestive heart failure, or CHF, in patients ineligible for transplant. GLP-1 is a naturally occurring hormone produced in the gut in response to food intake.  In connection with this transaction, we also acquired rights to various GLP-1 related patents.  We paid Restoragen approximately $3.3 million at closing and will pay an additional $700,000 upon receiving satisfactory results from an ongoing Phase 2 clinical trial. Restoragen may also receive future contingent milestone payments, and royalties on product sales.

CHF occurs when the heart cannot sufficiently pump oxygenated blood throughout the body, resulting in impaired kidney function and an accumulation of fluid in the lungs and other body tissues. CHF can be caused by common conditions such as high blood pressure, coronary heart disease, diabetes, and heavy alcohol consumption and carries a risk of morbidity and mortality. Nearly 5 million people in the U.S. are afflicted by congestive heart failure, of which approximately 80,000 are transplant ineligible.

AC162352

We are developing AC162352 (Peptide YY 3-36) as a preclinical candidate for the potential treatment of obesity. Independent researchers have reported that a reduction in food intake was demonstrated by this molecule. We plan to file an IND for this candidate in the second half of 2003.

Research and Licensing Activities

The metabolic components of diabetes, obesity and dyslipidemia are linked in many ways that may allow us to leverage our more than a decade of expertise to develop new metabolic drug candidates to treat these conditions. We currently have approximately 200 full-time employees dedicated to our research and development activities, including approximately 50 employees with Ph.D. or M.D. degrees, six of whom are diabetologists.

Our scientists are primarily focused on investigating the biological actions and potential utilities of new peptide hormone candidates. We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs. Our scientists are also involved in the ongoing evaluation of in-licensing opportunities.

Patents, Proprietary Rights, and Licenses

We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We plan to enforce our issued patents and our rights to proprietary information and technology. We review third-party patents and patent applications, both to shape our own patent strategy and to identify useful licensing opportunities.

We own or hold exclusive rights to 36 issued U.S. patents and 33 pending U.S. applications. We have a total of ten pending and 17 issued U.S. patents relevant to the development and commercialization of SYMLIN. We have a total of 15 pending and one issued U.S. patent relevant to the development and commercialization of exenatide. We have also filed foreign counterparts of many of these issued patents and applications. Included within our SYMLIN patent portfolio are issued patents for:

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

With respect to exenatide, we have patents and patent applications pending which include claims directed to exendin analogues and agonists and uses of exendin analogues and agonists to:

•       modulate gastric emptying;

•       inhibit glucagon secretion;

•       stimulate insulin release;

•       reduce serum lipids; and

•       generate insulin-producing cells from non-insulin producing cells.

We do not have a composition-of-matter patent for exenatide or exenatide LAR.

Generally, our policy is to file foreign counterpart applications in countries with significant pharmaceutical markets.

With regard to our development of AC3056, we received a letter from a third party informing us of the availability of three U.S. patents for licensure. We do not believe that these patents are material to our AC3056 development plans.

Manufacturing

We contract with others for the manufacture of SYMLIN and exenatide. We currently rely on three manufacturers, Bachem California, UCB-Bioproducts and Mallinckrodt, for bulk SYMLIN and two for fill-finishing, including one manufacturer, OMJ Pharmaceuticals, for the dosage-form of SYMLIN in vials and one manufacturer, CP Pharmaceuticals, for dosage-form SYMLIN in cartridges. We also have one manufacturer of pens, Disetronic Medical Systems, for delivery of SYMLIN in cartridges. We have a long-term supply agreement with Bachem and CP Pharmaceuticals and we are in discussions with the other manufacturers for the long-term supply of these materials. We have two bulk drug manufacturers and one manufacturer for dosage-form of exenatide. We currently have on-going development efforts with two manufacturers for pens for exenatide and are in initial discussions for a long-term supply agreement for the pens.

We have selected manufacturers that we believe comply with current good manufacturing practices and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that SYMLIN is manufactured in accordance with current good manufacturing practices and other domestic and foreign regulations and are in the process of establishing such a program for exenatide. Under our collaboration agreement regarding AC3056, Aventis Pharma has supplied AC3056 manufactured in accordance with current good manufacturing practices for our initial Phase 1 clinical trials.

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

Commercialization Operations

We have established a core commercial team to focus on the development and execution of our commercial strategies.  This team includes leadership of the following internal functions:

•               sales

•               sales operations

•               marketing

•               training

•               medical education

•               medical affairs

•               regulatory affairs

•               manufacturing

•               distribution logistics

•               quality assurance

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

Our SYMLIN commercialization plan is designed to enable us to perform pre-marketing activities for SYMLIN in the United States and to prepare for its launch, pending the final outcome of the FDA’s review of our planned NDA amendment.  We believe the target market for SYMLIN is highly concentrated, with approximately 20,000 physicians in the United States prescribing approximately 50% of the insulin in the market.  Accordingly, we anticipate that a sales organization with a field force of approximately 150 employees will be sufficient to effectively launch and call on the major potential prescribers of SYMLIN in the United States.

We have recruited a small sales force of approximately 45 people and necessary support staff to enable us to co-promote Humatrope®, Lilly’s recombinant human growth hormone product, in the United States. This sales force will market Humatrope primarily to endocrinologists, the primary target prescribers of SYMLIN. We do not intend to hire additional sales representatives until the timing of SYMLIN approval is more certain. We will, however, continue our ongoing efforts to prepare the organization to be able to commence the commercialization of SYMLIN quickly and efficiently, if approved.

We may also continue to engage in discussions with companies that we believe may add value to our commercialization efforts for SYMLIN in the United States or in other countries.

Pursuant to our co-promotion agreement with Lilly, the parties have agreed to equally co-promote exenatide and sustained release formulations within the United States. We will increase our existing sales force to conduct our U.S. sales effort when the timing of approval of exenatide is more certain. With respect to commercialization outside of the United States, Lilly will be primarily responsible for commercialization efforts.

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products, including SYMLIN and exenatide, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, or IND, which must be reviewed by the FDA before a proposed clinical trial can begin. Typically, clinical trials involve a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical testing and clinical trials for a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application, or NDA, for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

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

The activities required before a pharmaceutical agent may be marketed in the European Union are dictated by the International Conference on Harmonization and are generally similar to those established in the United States. Approval of new drugs across the European Union relies on either the mutual recognition process or the centralized approval process of the European Medicines Evaluation Agency, or EMEA. Under the centralized procedure, the marketing application is referred for review to two review teams, each representing one of the member countries. Each reviewer then forwards an early assessment to the Committee for Proprietary Medicinal Products, or CPMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information. This step initiates a series of dialogues, meetings and other communications among the CPMP, the two review teams and us, leading in turn to clarification, education and refinement of the original assessment reports. Ultimately, a decision is reached to either grant marketing approval or deny the application if it is determined that the application does not satisfy the regulatory approval criteria. Initially, we chose the centralized procedure for SYMLIN. However, the centralized procedure provides no mechanism for adding new information to the application in progress. Therefore, in October 2002, when it became evident that further information would be needed, we withdrew our application for SYMLIN. We are currently evaluating whether to refile for approval of SYMLIN under the centralized procedure or whether we might file an application under the mutual recognition process. Under the mutual recognition process, an application is filed in one country for review. If the drug is approved in that country, it may only be marketed initially in that country. However, under the mutual recognition process, other European countries may individually recognize the approval and allow the drug to then be marketed in such countries.

The clinical testing, manufacture and sale of pharmaceutical products outside of the United States and the European Union are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the United States or the European Union.

Competition

Biotechnology and pharmaceutical companies are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of our largest competitors, including Bristol-Myers Squibb Company, GlaxoSmithKline plc, Eli Lilly and Company, Merck & Co., Novartis AG, Novo Nordisk A-S and Takeda Pharmaceuticals, are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete. We cannot be certain that we will be able to compete successfully.

We believe that SYMLIN is the only non-insulin-based drug candidate in late-stage clinical development for improving blood glucose control in people with type 1 diabetes. Further, insulin and oral medications are often insufficient for many people with type 2 diabetes to achieve satisfactory glucose and weight control. SYMLIN or exenatide may be complementary to, or competitive with, these other medications. Although competitive activity in the diabetes market is intense, most recent activity has resulted in additional treatment options for people with type 2 diabetes who are responsive to oral medications.

If approved for marketing, SYMLIN or exenatide may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to SYMLIN or exenatide. Such competitive or potentially competitive products include:

•               acarbose

•               nateglinide

•               metformin

•               miglitol

•               pioglitazone

•               repaglinide

•               rosiglitazone

•               sulfonylureas

Similarly, if AC3056 is ultimately approved for marketing, it may compete with established therapies for market share. Among the potentially competitive products are HMG-CoA reductase inhibitors commonly known as statins.

Current therapies for severe CHF in patients ineligible for heart transplant include angiotensin converting enzyme inhibitors, or ACEI, Nesiritide (B type natiuretic peptide), beta blockers and aldosterone antagonists. Endothelin receptor antagonist are under investigation for the treatment of heart failure. None of these aforementioned agents or therapies are directed at correcting the cardiac metabolic abnormalities associated with severe CHF.

Employees

As of December 31, 2002, we had approximately 350 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Officers

The names of our directors and officers and certain information about them as of March 14, 2003 are set forth below:

Name	Age	Position
Joseph C. Cook, Jr.	61	Chairman of the Board and Chief Executive Officer
Vaughn D. Bryson (1) (3)	64	Director
Ginger L. Graham (2) (3)	47	Director
Howard E. Greene, Jr.(2) (3)	60	Director
Terrance H. Gregg (1) (3)	54	Director
Jay S. Skyler, M.D.(3)	56	Director
Thomas R. Testman (2) (3)	66	Director
James N. Wilson (1) (3)	59	Director
Daniel M. Bradbury	41	Executive Vice President
Julia R. Brown	55	Executive Vice President
Alain D. Baron, M.D.	49	Senior Vice President, Clinical Research
Martin R. Brown	56	Senior Vice President, Operations
Joann L. Data, M.D., Ph.D.	58	Senior Vice President, Regulatory Affairs and Quality Assurance
Dwayne Elwood	55	Senior Vice President, Marketing
Orville G. Kolterman, M.D.	55	Senior Vice President, Clinical Affairs
Mark G. Foletta	42	Vice President, Finance and Chief Financial Officer
Lloyd A. Rowland	46	Vice President, Legal, General Counsel and Secretary
Michael Step	43	Vice President, Corporate Development
Gregg Stetsko, Ph.D.	46	Vice President, Product Development
Andrew A. Young, M.D., Ph.D.	50	Vice President and Senior Research Fellow

(1)           Member of the Compensation Committee.

(2)           Member of the Audit Committee.

(3)           Member of the Nominating and Governance Committee.

Mr. Cook has been our Chairman of the Board and Chief Executive Officer since March 1998. Mr. Cook previously served as a member of our Board, and a consultant to us since 1994. Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company.  He is a director of Corcept, Inc. and is an officer of Mountain Ventures, Inc., a member of Life Science Advisors, LLC and Cambrian Associates, LLC and a founder of Clinical Products, Inc. and Mountain Group Capital, LLC.  Mr. Cook retired as a Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service.  Mr. Cook received a B.S. in Engineering from the University of Tennessee.

Mr. Bryson has served as a director since July 1999 and serves on the Compensation, and Nominating and Governance Committees. Mr. Bryson is the President of Clinical Products, Inc. Mr. Bryson was a thirty-two year employee of Eli Lilly & Company and served as its President and Chief Executive Officer from 1991 to 1993. He was Executive Vice President from 1986 until 1991, and served as a member of Lilly’s board of directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996. Mr. Bryson is President of and, with Mr. Cook, a member of Life Science Advisors, LLC. He also serves as a director for the following publicly traded companies: Ariad Pharmaceuticals, Chiron Corporation, AtheroGenics, Inc. and Quintiles Transnational Corp. Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

Ms. Graham has served as a director since November 1995 and serves on the Audit, and Nominating and Governance Committees. Since April 2002, Ms. Graham has served as advisor to the president for Guidant Corp., a medical technology company. From February 2000 until April 2002, Ms. Graham served as Group Chairman, Office of the President with responsibility for the global geographic operations of Guidant Corp. From 1995 to 2000, Ms. Graham served as President of the Vascular Intervention Group of Guidant. She has also served as President and Chief Executive Officer of Advanced Cardiovascular Systems since January 1993. Prior to joining Advanced Cardiovascular Systems, she held various positions with Eli Lilly & Company from 1979 to 1992, including sales, marketing and strategic planning positions. She serves as a director of and sits on the Executive Committee for the California Healthcare Institute, on the board of directors of Millenium Pharmaceuticals, Inc. and on the Harvard Business School Health Advisory Board. She is also a member of the Committee of 200. Ms. Graham received an M.B.A. from Harvard University.

Mr. Greene is one of our co-founders and has served as a director since our inception in September 1987. Mr. Greene serves on the Audit, and Nominating and Governance Committees. Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over a 22 year period, including three companies for which he served as chief executive officer. From September 1987 to July 1996, Mr. Greene served as our Chief Executive Officer. He was a full-time employee of Amylin from September 1989 until September 1996, and a part-time employee and Chairman of the Executive Committee until March 1998. From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech from March 1979 until its acquisition by Eli Lilly & Company in March 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Epimmune, Inc., and a director of Biosite Incorporated (formerly Biosite Diagnostics, Inc.). Mr. Greene received an M.B.A. from Harvard University.

Mr. Gregg has served as a director since October 2001 and serves on the Compensation, and Nominating and Governance Committees. Since July 2002, Mr. Gregg has served as a senior advisor to Medtronic, Inc. From August 2001, until July 2002, Mr. Gregg served as Vice President of Medtronic, Inc. and as President of Medtronic MiniMed. Mr. Gregg previously served as President and Chief Operating Officer of MiniMed from October 1996 until its acquisition by Medtronic in August 2001. Mr. Gregg joined MiniMed as Vice President of Regulatory Affairs and Clinical Research in September 1994 and in 1995 was promoted to Executive Vice President, Operations. Prior to joining MiniMed, Mr. Gregg spent the preceding nine years as Vice President of Governmental Affairs for Ioptex Research, the ophthalmic surgical products subsidiary of Smith & Nephew, plc. Prior to joining Ioptex Research, Mr. Gregg was responsible for Regulatory Affairs, Clinical Research and Quality Assurance for divisions of Allergan, Inc. Mr. Gregg serves on the board of directors of Ocular Sciences, Inc., a manufacturer of contact lenses, Vasogen, Inc., a developer of immune modulation therapies for treatment of various diseases and Specialty Laboratories, Inc., a specialty diagnostics company. Mr. Gregg holds a B.S. from Colorado State University.

Dr. Skyler has served as a director since August 1999 and serves on the Nominating and Governance Committee. He is Professor of Medicine, Pediatrics and Psychology, Director of the Division of Endocrinology, Diabetes and Metabolism and Director of the General Clinical Research Center at the University of Miami in Florida, where he has been employed since 1976. He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases in Type 1 Diabetes TrialNet clinical trial network, and serves on the board of directors of Dexcom, Inc. Dr. Skyler has served as President of the American Diabetes Association, and as Vice President of the International Diabetes Federation. Dr. Skyler serves on the editorial board of diabetes and general medicine journals. He received his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

Mr. Testman has served as a director since December 2002 and serves on the Audit, and Nominating and Governance Committees. Mr. Testman is a former managing partner of Ernst & Young, LLP, where, during his tenure from 1962 to 1992, he served as managing partner of both Health Care Services and Management Consulting Services for the West Coast and national practices. During 1998, he served as Chairman of the Board and interim Chief Executive Officer of Techniclone Corp. (now Peregrine Pharmaceuticals, Inc.). Mr. Testman currently serves on the board of directors of ChromaVision Medical Systems, Inc., and is Chairman of

the Boards of Covenant Care, Inc., Pacific Health Corporation and Specialty Laboratories, Inc.  He received a B.A. in Business from Pacific Union College, and an M.B.A. from Trinity University. Mr. Testman is a certified public accountant.

Mr. Wilson has served as director since March 2002 and serves on the Compensation, and Nominating and Governance Committees. He is currently a director and Chairman of the Board of Corcept Therapeutics Incorporated. From 1996 to 2001, Mr. Wilson was Chairman of the Board of Amira Medical. From 1990 to 1994, Mr. Wilson served as President and Chief Operating Officer of Syntex Corporation. Prior to 1990, he served in various senior management positions including Chief Executive Officer for Neurex Corporation and LifeScan, Inc. Mr. Wilson received his B.A and his M.B.A. from the University of Arizona.

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

Ms. Brown, one of our executive officers, joined Amylin as Executive Vice President in June 2000. From February 1995 to October 1999, Ms. Brown was employed by Dura Pharmaceuticals, most recently as Executive Vice President. Before that, Ms. Brown spent over 25 years with Eli Lilly & Company. With Lilly, she held progressively more senior sales and marketing roles in the pharmaceutical division. She served as Vice President of Worldwide Marketing for Hybritech, and as Vice President of IVAC Corporation and General Manager of its Vital Signs Division. Ms. Brown is a member of the board of directors of Oridigm Corporation. She is a graduate of Louisiana Tech University where she studied microbiology and biochemistry.

Dr. Baron, one of our executive officers, has served as our Senior Vice President of Clinical Research since June 2002. He previously served as Vice President of Clinical Research since December 1999. Dr. Baron has been clinical Professor of Medicine at the University of California, San Diego, and Clinical VA Staff Physician at the VA Medical Center, San Diego, since 2001. From 1989 to 2000, Dr. Baron worked for the Indiana University School of Medicine, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism. Earlier, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at University of California, San Diego, and the Veterans Administration Medical Center in San Diego. He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several from the American Diabetes Association, and is a current National Institutes of Health MERIT award recipient. He earned his M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

Mr. Brown, one of our executive officers, has served as Senior Vice President of Operations since March 2000. Mr. Brown previously served as Vice President of Operations from October 1998 to March 2000, and as Senior Director, Information Technology from May 1994 to October 1998. Prior to joining Amylin, from 1989 to 1993, Mr. Brown was Director, Information Systems, Europe, based in London, England for Eli Lilly & Company. From 1988 to 1989, Mr. Brown was Director, Information Systems for the Medical Devices and Diagnostics Division of Lilly; he served as Director, Information Systems of IVAC Corporation, one of the seven companies in that division, from 1983 to 1988. Mr. Brown received a B.S. in Commerce and Engineering and an M.B.A. in Operations Research from Drexel University.

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

Mr. Elwood, has served as Senior Vice President, Marketing since January 2003. Prior to joining the Company, Mr. Elwood served in various positions at Coulter Pharmaceutical, Inc. through November 2001, including as Chief Commercial Officer beginning in January 1999, and Senior Vice President, Marketing and Sales beginning in July 1997. Earlier, Mr. Elwood served as Executive Director, New Product Development from 1990 to 1995, and Vice President, New Product Development from January 1995 to 1997 for Ortho-McNeil Pharmaceutical, a division of Johnson & Johnson.  From 1983 to 1990, Mr. Elwood served in various positions at

Bristol-Myers Squibb Company. He received his B.S. in Business Administration, special emphasis in Marketing & Accounting from California State University.

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

Mr. Rowland, one of our executive officers, has served as our Vice President, General Counsel and Secretary since September 2001. Prior to joining Amylin, Mr. Rowland served in various positions at Alliance Pharmaceutical through August 2001, including as Vice President beginning in May 1999, Secretary beginning in May 1998 and General Counsel and Assistant Secretary beginning in 1993. Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson. He received a J.D. from Emory University.

Mr. Step has served in Amylin’s Corporate Development group since October of 2001, and was appointed to Vice President of Corporate Development in August of 2002. Mr. Step joined Amylin in July 2000, and through September 2001, served as Executive Director of Commercial Operations where he was responsible for developing the sales function for Amylin’s future commercialization plans. Prior to serving in this position, he was the Senior Director of Business Development at Dura Pharmaceuticals from 1998 until 2000. From 1996 through 1998, Mr. Step served as Associate Director of Business Development and Strategic Planning at Hoffmann-La Roche. From 1993 to 1996, he served in various sales and management roles for Syntex Labs and Roche Labs. He received his B.A. in Political Science from Vanderbilt University in 1981 and his M.B.A. in Marketing from the University of Southern California in 1986.

Dr. Stetsko was appointed Vice President of Product Development in July 2002. Dr. Stetsko previously served as Executive Director of Preclinical and Product Development from September 2000 to July 2002. Prior to joining Amylin, from September 1999 to September 2000 he was an independent consultant providing regulatory, quality assurance and product development support to biotech companies. From November 1994 to September 1999, Dr. Stetsko was responsible for product development at Ligand Pharmaceuticals, most recently as the Senior Director of Pharmaceutical and Analytical Development. From February 1987 to October 1994, he held a number of management positions at Sterling Winthrop, most recently Associate Director of Pharmaceutical Sciences. Prior to employment at Sterling Winthrop, from June 1983 to January 1987, Dr. Stetsko was a senior research scientist at Sandoz, Ltd. He received his a B.S. in Pharmacy from the University of Rhode Island in 1979 and his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1983.

Dr. Young has served as Vice President of Research since October 1998 and as Senior Research Fellow as of March 2002. From 1989 to 1998, he held a number of positions in our Physiology Department, most recently as Vice President of Physiology. Prior to joining Amylin in 1989, Dr. Young was a lecturer in the Department of Physiology at the University of Auckland, New Zealand and a part-time general medical practitioner. From 1984 to 1987, Dr. Young was a Clinical Research Scientist at the National Institutes of Health in Phoenix, Arizona, where he studied insulin resistance and diabetes. He received his M.B., Ch.B. (M.D.) and his Ph.D. in Physiology from the University of Auckland, New Zealand.

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

We have experienced significant operating losses since our inception in 1987. As of December 31, 2002, we had an accumulated deficit of approximately $518 million. We expect to incur significant additional operating losses over the next few years. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales. To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our drug candidates. We may never become profitable. If we become profitable, we may not remain profitable.

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

•                                            the continuation of our collaboration with Lilly for the development and commercialization of exenatide and sustained release formulations of exenatide;

•               our ability to meet milestone objectives under our collaboration with Lilly;

•                                            our access to loan amounts under our collaboration with Lilly;

•                                            scientific progress in our other research programs and the magnitude of these programs;

•                                            the time and costs involved in obtaining regulatory approvals for the marketing of any of our drug candidates;

•                                            the costs of manufacturing any of our drug candidates;

•                                            our ability, and the ability of any partner, to effectively market, sell and distribute SYMLIN, exenatide and our other drug candidates, including exenatide LAR and AC3056, subject to obtaining regulatory approval;

•                                            our ability to establish one or more marketing, distribution or other commercialization arrangements for SYMLIN and AC3056;

•                                            the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents or defending ourselves against competing technological and market developments; and

•                                            the potential need to repay existing indebtedness.

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

As of December 31, 2002, the total principal and interest due to Johnson & Johnson was approximately $64.7 million, which is secured by our issued patents and patent applications relating to amylin, including several that relate to SYMLIN. This debt becomes due beginning in June 2005; however, if we enter into a change in control transaction, a license agreement for SYMLIN or a financing arrangement after a period of time subsequent to approval of SYMLIN by the FDA, then the repayment date may be accelerated with respect to some or all of the outstanding balance. In the event we are unable to obtain additional financing on acceptable terms, we may not have the financial resources to continue research and development of SYMLIN, exenatide or any of our other drug candidates and we could be forced to curtail or cease our operations, which would adversely affect the value of our stock.

We are substantially dependent on our collaboration with Eli Lilly for the development and commercialization of exenatide and exenatide LAR.

We have entered into collaborative arrangements with Lilly to develop and commercialize exenatide and sustained release formulations of exenatide, including exenatide LAR. We entered into this collaboration in order to:

•                                            fund some of our research and development activities;

•                                            assist us in seeking and obtaining regulatory approvals; and

•                                            assist us in the successful commercialization of exenatide and exenatide LAR.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the development and commercialization of exenatide and sustained release formulations of exenatide, or if Lilly’s efforts are not effective, our business may be negatively affected. Our collaboration with Lilly may not continue or result in commercialized drugs. Lilly can terminate our collaboration under certain circumstances, some of which are outside of our control. If Lilly ceased funding and/or developing exenatide or sustained release formulations of exenatide it would have a material adverse effect on our business.

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

The data collected from our clinical trials may not be sufficient to support approval of SYMLIN, exenatide or any of our other drug candidates by the FDA or any foreign regulatory authorities. With respect to SYMLIN, we submitted a new drug application to the FDA for marketing approval in December 2000. In October 2001, the FDA completed its review of our application and indicated that SYMLIN is approvable for both type 1 and insulin-using type 2 diabetes. However, the FDA also indicated that the ultimate approval of SYMLIN will require that we achieve satisfactory results from additional clinical work. After consultation with the FDA, we initiated a seven-month dose titration study of SYMLIN focused on safety involving approximately 300 patients with type 1 diabetes and a few small studies to clarify suggested prescribing information. We do not expect the FDA to require any extended studies in type 2 diabetes patients as a condition to granting marketing approval of SYMLIN in the United States.

We submitted an MAA for SYMLIN to European regulatory authorities in May 2001. In October 2002, following consultation with the European Committee for Proprietary Medicinal Products, we determined that additional information will be required to continue the review of SYMLIN in Europe. The European centralized regulatory procedure provides no mechanism for adding new information to an application in progress; therefore, we withdrew our MAA for SYMLIN. We plan to engage in further discussions with representatives of the European Agency for the Evaluation of Medicinal Products, or EMEA, and other regulatory experts to determine and clarify the information required to support a resubmission of the MAA for SYMLIN.

With respect to exenatide, exenatide LAR and AC3056, we are currently in the process of conducting Phase 3, Phase 2 and Phase 1 clinical studies, respectively. It is possible that the FDA or other regulatory authorities may deem our clinical trial results insufficient to meet regulatory requirements for marketing approval or may limit approval for only selected uses. With respect to exenatide and exenatide LAR, Lilly is primarily responsible for obtaining regulatory approvals in territories outside the United States.

Moreover, manufacturing facilities operated by the third party manufacturers with whom we may contract to manufacture SYMLIN, exenatide and our other drug candidates may not pass an FDA or other regulatory authority preapproval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing these drug candidates. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for these drug candidates, the FDA and foreign regulatory authorities may not ultimately approve SYMLIN, exenatide or our other drug candidates for commercial sale in any jurisdiction. If these drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of any of our product candidates and we may not be able to generate revenues from the commercial sale of any of our product candidates.

Delays in the conduct or completion of our clinical trials or the analysis of the data from our clinical trials may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to enter into new collaborative arrangements.

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

•                                            we may be unable to complete our Phase 3 clinical program for exenatide;

•                                            we may be unable to complete our Phase 2 studies of exenatide LAR;

•                                            we may be unable to commence Phase 2 studies of AC3056;

•                                            we may have to delay our planned filings for regulatory approval of our drug candidates;

•                                            some of our potential milestone payments under our collaboration with Lilly may become convertible into shares of our common stock;

•                                            we may not have the financial resources to continue research and development of any of our drug candidates; and

•                                            we may not be able to enter into additional collaborative arrangements relating to any drug candidate subject to delay in clinical studies or delay in regulatory filings.

In addition, in the event of delays in our Phase 3 clinical program for exenatide, Lilly may terminate our collaboration for the development and commercialization of exenatide and sustained release formulations of exenatide on three months notice. Moreover, if the FDA does not accept for filing a new drug application for exenatide by December 31, 2005, and for a sustained release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.

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

•                                            our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to exenatide or sustained release formulations of exenatide; or

•                                            serious side effects experienced by study participants relating to a drug candidate.

Even if we obtain initial regulatory approval for a drug candidate, if we fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could harm our ability to generate revenues and the market price of our stock could fall.

Even if we or our business partners are able to obtain regulatory approval for a drug candidate in the United States or other countries, the approval will be subject to continual review, and newly discovered or developed safety issues may result in revocation of the regulatory approval. Moreover, if we obtain marketing approval for a drug candidate in the United States, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our drug candidates are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions or any unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue as a going concern and cause our stock price to fall.

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

We have not previously sold, marketed or distributed any products and may not be able to successfully commercialize SYMLIN, exenatide or other drug candidates.

We have not previously sold, marketed or distributed any products. As our drug candidates progress towards ultimate commercialization, we will need to develop our sales and marketing abilities with respect to those candidates. We recently agreed to promote Humatrope, a Lilly product, to selected endocrinologists in the United States for a short period of time. To promote Humatrope, we hired a small national sales force and related support staff. To market SYMLIN and exenatide, if approved, we will need to develop a significantly larger internal sales and marketing function. We may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of Humatrope, SYMLIN, exenatide and other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. In addition, while our commercialization plan for SYMLIN provides for the staged hiring of sales and marketing personnel and deferral of costs, where possible, because our agreement to promote Humatrope is only for a short period of time, in the event that SYMLIN, exenatide or another of our drug candidates is not approved for marketing by the FDA, we will have incurred significant expenses for the buildup of a sales force that we may not be able to recover.

Our ability to enter into third party relationships is important to our successful development and commercialization of SYMLIN, exenatide and our other drug candidates and our potential profitability.

To market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. With respect to sales, marketing and distribution outside the United States, we will be substantially dependent on Lilly for activities relating to exenatide and sustained release formulations, including exenatide LAR. We believe that we will likely need to enter into marketing and distribution arrangements with third parties for, or find a corporate partner who can provide support for, the commercialization of SYMLIN or our other drug candidates outside the United States. We may also enter into arrangements with third parties for the commercialization of SYMLIN or any of our other drug candidates within the United States. With respect to exenatide and exenatide LAR, we intend to co-promote those drug candidates with Lilly within the United States. If Lilly ceased commercializing exenatide or exenatide LAR for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

We may not be able to enter into marketing and distribution arrangements or find a corporate partner for SYMLIN or our other drug candidates. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of our drug candidates as we deem necessary, we may not be able to successfully perform these marketing or distribution activities. Moreover, any new marketer or distributor or corporate partner for our drug candidates, including Lilly, with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

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

Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors sometimes challenge the prices charged for medical products and services. If we succeed in bringing SYMLIN, exenatide or any other product candidate to the market, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

We do not manufacture our own drug candidates and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins.

The manufacturing of sufficient quantities of new drug candidates is a time-consuming and complex process. We currently have no facilities for the manufacture of SYMLIN, exenatide or our other drug candidates and rely on third parties to provide manufacturing capability.

We work with three contract suppliers, Bachem California, UCB-Bioproducts and Mallinckrodt, who have the capabilities for the commercial manufacture of bulk SYMLIN. In addition, in connection with our clinical trials, we currently rely on one manufacturer, OMJ Pharmaceuticals, Inc., for dosage form SYMLIN in vials, one manufacturer, CP Pharmaceuticals Ltd., for dosage form SYMLIN in cartridges and one manufacturer, Disetronic Medical Systems, of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production. While we believe that business relations between us and our contract manufacturers are good, we do not have long term supply agreements with many of our contract manufacturers, and we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk SYMLIN, dosage form SYMLIN or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and our ability to develop and deliver products in a timely manner.

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver SYMLIN, exenatide or our other products, in either bulk or dosage form, or other product components, including pens for the delivery of these products, we may need to engage additional manufacturers. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

Our other research and development programs may not result in additional drug candidates, which could limit our ability to generate revenue.

Our research and development programs for drug candidates other than SYMLIN and exenatide are at an early stage. Any additional drug candidates will require significant research, development, preclinical and clinical testing, regulatory approval and/or commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional product candidates that could generate revenues for us.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

As of December 31, 2002, we owned or held exclusive rights to 36 issued U.S. patents and approximately 33 pending U.S. patent applications. Of these issued patents and patent applications, we have a total of 17 issued U.S. patents and 10 pending U.S. patent applications that we believe are relevant to the development and commercialization of SYMLIN and one issued U.S. patent and 15 pending U.S. patent applications that we believe are relevant to the development and commercialization of exenatide or exenatide LAR. We also own or hold exclusive rights to various foreign patent applications that correspond to issued U.S. patents or pending U.S. patent applications. We do not hold composition-of-matter patents covering exenatide or exenatide LAR.

Our success will depend in part on our ability to obtain patent protection for our products and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.

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

•                                            incur substantial monetary damages;

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline, Merck & Co., Novartis, Novo Nordisk and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do, which would provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our target patient population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections daily. Exenatide is currently being studied for the treatment of type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including:

•               sulfonylureas

•               metformin

•               insulin

•               glinides

•               alpha-glucosidase inhibitors

•               thiazolidinediones

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

We are highly dependent on Joseph C. Cook, Jr., our Chairman and Chief Executive Officer, and the other principal members of our executive and scientific teams, the loss of whose services might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing and scientific personnel will also be critical to our success. Although we believe we will be successful in attracting and retaining skilled and experienced sales, marketing and scientific personnel, we may not be able to attract and retain these personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our business has a substantial risk of product liability claims, and insurance may be expensive or unavailable.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used. We currently have limited product liability insurance, including clinical trial insurance, and will seek additional coverage prior to marketing any of our drug candidates. We cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

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

We have implemented anti-takeover provisions that could discourage or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and as a result our management may become entrenched and hard to replace.

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

Each of these provisions, as well as selected provisions of Delaware law, could discourage potential takeover attempts, could adversely affect the market price of our common stock and could cause our management to become entrenched and hard to replace. In addition to provisions in our charter documents and under Delaware law, an acquisition of our company could be made more difficult by our employee benefits plans and our employee change in control plan, under which, in connection with a change in control, stock options held by our employees may become vested and our executive officers may receive severance benefits. We also have implemented a stockholder rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis.

Our executive officers, directors and major stockholders control approximately 37% of our common stock.

As of December 31, 2002, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 37% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Substantial future sales of our common stock by existing stockholders or by us could cause our stock price to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. Likewise, additional equity financings or other share issuances by us, including shares issued in connection with potential future strategic alliances and the uncertain number of additional shares that we may be required to issue under our agreements with Lilly, could adversely affect the market price of our common stock.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

We are involved in an ongoing class action lawsuit that was filed against us, our chief executive officer and another director in the United States District Court for the Southern District of California. The lawsuit alleges securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN, and seeks compensatory damages, payment of fees and expenses, and further relief. We may not be successful in our defense of such claims. If we are not successful, we could be forced to make changes to how we conduct our business or make significant payments to the plaintiffs’ lawyers or our stockholders. Such changes or payments could have a material adverse effect on our business, financial condition and results of operations, particularly if any required payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Significant volatility in the market price for our common stock could expose us to continued litigation risk.

The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2001, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ended December 31, 2002
Fourth Quarter	$18.98	$14.45
Third Quarter	17.24	8.85
Second Quarter	11.86	8.01
First Quarter	11.10	7.32
Year ended December 31, 2001
Fourth Quarter	$11.20	$5.41
Third Quarter	11.11	4.94
Second Quarter	15.01	8.50
First Quarter	12.19	5.00

Given the uncertainty of our future funding and of regulatory approval of SYMLIN, exenatide and our other drug candidates, we may continue to experience volatility of our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

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

•                                            public concern as to the safety of drugs that we are developing;

•                                            technological innovations or new commercial therapeutic products by us or our competitors;

•                                            developments in patent or other proprietary rights; and

•                                            governmental policy or regulation.

Broad market and industry factors also may materially adversely affect the market price of our common stock, regardless of our actual operating performance. Periods of volatility in the market price of our common stock expose us to securities class-action litigation, and we may continue to be the target of such litigation as a result of market price volatility in the future.

Item 2. Properties

Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2002, we occupied approximately 119,000 square feet of office and laboratory space, for which, as of December 2002, we pay approximately $218,000 per month. Our leases on these properties expire in July and August 2004. We also maintain small offices in the United Kingdom and Germany.

Item 3. Legal Proceedings

Since August 2001, we have been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against us, our Chairman and Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in our stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of our company against our Chairman and Chief Executive Officer and several other present and former members of the Board of Directors of our company in the California State Superior Court in San Diego County. The derivative complaint alleges that the defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive fraud” as a result of the same activities alleged in the class action lawsuit discussed above. The complaint seeks attorney fees and the payment of damages to our company.

We believe that the lawsuits are without merit and intend to defend ourselves and our officers and directors vigorously against the claims, although no assurance can be given that we will be successful in defending such claims. If we are not successful in our defense of the Federal class action lawsuit, we could be forced to make significant payments that could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “AMLN.” The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on the Nasdaq National Market:

	High	Low
Year Ended December 31, 2002
Fourth Quarter	$18.98	$14.45
Third Quarter	17.24	8.85
Second Quarter	11.86	8.01
First Quarter	11.10	7.32
Year Ended December 31, 2001
Fourth Quarter	$11.20	$5.41
Third Quarter	11.11	4.94
Second Quarter	15.01	8.50
First Quarter	12.19	5.00

The last reported sale price of our common stock on the Nasdaq National Market on March 26, 2003 was $16.20. As of March 26, 2003, there were approximately 980 shareholders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see “Equity Compensation Plan Information” under Item 12 in this annual report on Form 10-K.

Item 6.  Selected Financial Data

Please read the following selected financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenue under collaborative agreements	$13,395	$—	$—	$—	$16,236
Expenses:
Research and development	94,456	49,601	33,807	19,181	53,597
General and administrative	25,334	20,469	10,716	7,920	10,191
	119,790	70,070	44,523	27,101	63,788
Net interest income (expense)	(3,392)	(1,902)	480	(3,463)	(3,546)
Net loss	(109,787)	(71,972)	(44,043)	(30,564)	(51,098)
Dividends paid on preferred stock	—	—	—	335	—
Net loss available to common stockholders	$(109,787)	$(71,972)	$(44,043)	$(30,899)	$(51,098)
Net loss per share — basic and diluted	$(1.39)	$(1.09)	$(0.71)	$(0.73)	$(1.49)
Shares used in calculating net loss per share — basic and diluted	79,106	65,927	61,644	42,271	34,325

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$147,358	$46,574	$82,899	$22,503	$10,789
Working capital	92,368	47,188	78,380	17,359	5,192
Total assets	168,545	63,527	90,635	26,422	18,823
Long-term obligations	88,234	58,073	52,103	46,847	44,089
Accumulated deficit	(517,531)	(407,744)	(335,772)	(291,729)	(260,830)
Total stockholders’ equity (deficit)	12,298	(3,483)	31,286	(26,400)	(31,462)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic diseases. We currently have two lead drug candidates in late stage development for the treatment of diabetes, SYMLIN® (pramlintide acetate) and exenatide, formerly referred to as AC2993.  In September 2002, we announced a collaboration agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide, including sustained release formulations of the product candidate.  We have a third drug candidate, AC3056, for the treatment of atherosclerosis-related cardiovascular disease, in early stage clinical development.  We recently acquired  a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, for the treatment of patients with severe congestive heart failure.  We are studying AC162352 (Peptide YY 3-36), our preclinical candidate for the potential treatment of obesity.  We maintain a focused research and development program to discover and in-license additional drug candidates for metabolic diseases.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN collaborative agreements, from interest income, and more recently, our exenatide collaboration agreement with Lilly. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years.  As of December 31, 2002, our accumulated deficit was approximately $518 million.

At December 31, 2002, we had approximately $147 million in cash, cash equivalents and short-term investments.  In January 2003, we completed a public offering of approximately 10.5 million shares common stock, generating net proceeds of approximately $165 million.

Results of Operations

Revenue under Collaborative Agreement

We had revenue from collaborative agreements of $13.4 million in 2002 and no such revenues in 2001 and 2000.  The revenue in 2002 is a result of the collaboration agreement with Lilly for exenatide entered into in September 2002 and consists primarily of the amortization to revenue of a portion of the $80 million non-refundable up-front payment made by Lilly.  We expect to see an increase in revenue under collaborative agreements in 2003 as a result of the continued amortization of Lilly’s up-front payments, possible future payments from Lilly to us for a portion of development costs of exenatide and, pending further success of the exenatide development programs, possible future milestone payments from Lilly.  Recognition of the milestone payments to revenue will be subject to the completion of certain performance requirements and the expiration of stock conversion rights, if any, associated with such payments.

Operating Expenses

Total operating expenses were $119.8 million in 2002, $70.1 million in 2001 and $44.5 million in 2000.  Research and development expenses were $94.5 million in 2002, $49.6 million in 2001 and $33.8 million in 2000.  General and administrative expenses were $25.3 million in 2002, $20.5 million in 2001 and $10.7 million in 2000.

The $44.9 million increase in research and development expenses in 2002 as compared to 2001, reflects increased external costs associated with the expansion of our ongoing development programs, and to a lesser extent, costs associated with an increased number of employees required to support this growth.  The increase in external costs in 2002 consists primarily of costs incurred to conduct the three ongoing Phase 3 trials for exenatide and, to a lesser extent, costs associated with clinical trials for SYMLIN and costs associated with manufacturing scale-up for the exenatide and exenatide LAR development programs.  We had approximately 200, 150 and 85 employees dedicated to our research and development activities at December 31, 2002, 2001 and 2000 respectively.  The $15.8 million increase in research and development expenses in 2001, as compared to 2000, is approximately evenly split between an increase in external costs supporting our exenatide, exenatide LAR, and AC3056 development programs and an increase in our internal costs, primarily costs associated with an increased number of employees.  The increase in external costs in 2001 reflects costs incurred to conduct Phase 2 evaluations of exenatide, Phase 1 evaluations of exenatide LAR, and increased costs incurred in connection with our exenatide LAR development collaboration with Alkermes.  These increased costs in 2001 were partially offset by a decrease in external costs for SYMLIN.  In 2000, we incurred higher costs for SYMLIN, primarily associated with the filing of  our NDA in December of that year.

We expect that research and development expenses will continue to increase materially in 2003 but at a lower rate of growth than we experienced in 2002.  The planned increase will be primarily driven by the rate of further expansion of the exenatide and exenatide LAR development programs.  The planned expansion of these programs includes additional clinical trials to support our planned NDA for exenatide, additional Phase 2 studies for exenatide LAR, costs associated with continued manufacturing scale-up and costs to develop drug delivery devices.  Development costs for SYMLIN are not expected to change materially in 2003 and will consist of  costs to complete the ongoing dose titration study, potential costs associated with a Phase 3B/4 clinical program for SYMLIN and costs to further develop drug delivery devices.  The nature and timing of future costs related to the Phase 3B/4 program for SYMLIN will be significantly influenced by results from the dose titration study.  Furthermore, we may experience additional increased expenses due to the potential expansion of our recently acquired GLP-1 program and the continuation of our AC3056 and AC162352 development programs.  We also expect to increase our employee and infrastructure costs to support the planned growth in our development programs.

Currently, our research and development efforts are focused on six programs in various stages of development as detailed in the following table:

Compound	Development Status		Planned Milestones

SYMLIN®	•	FDA “Approvable Letter” received	•	Complete ongoing clinical study in first half of 2003
	•	Dose titration study underway	•	Submit NDA amendment in the first half of 2003
			•	U.S. commercial launch in late 2003 or early 2004, pending regulatory approval

Exenatide	•	Three pivotal Phase 3 trials underway	•	Report initial Phase 3 trial results in mid-2003
			•	Complete Phase 3 program in second half of 2003
			•	Submit NDA in 2004

Exenatide	•	Phase 2 evaluation	•	Report initial Phase 2 results in early 2003
LAR			•	Initiate additional Phase 2 studies in mid-2003

GLP-1	•	Phase 2 evaluation	•	Report Phase 2 results in mid-2003
AC3056	•	Phase 1 evaluation	•	Phase 1 program ongoing
AC162352	•	Preclinical evaluation	•	Submit IND in second half of 2003

From inception through 1998, we devoted substantially all of our research and development efforts to SYMLIN. Beginning in 1999, the composition of our research and development costs started to include costs for our other drug candidates, primarily exenatide and exenatide LAR.  Expenditures related to the recently acquired GLP-1 program and our AC162352 development program are expected to begin in 2003.  Based on our current plans and the current status of each of our six development programs, we expect the composition of our research and development expenses in 2003 will continue to be heavily weighted towards the exenatide and exenatide LAR development programs.

Our ability to execute the future development plans for each of our drug candidates, and the amount and allocation of future expenditures among them may vary widely and are dependent upon many factors, including, but not limited to:

•       our ability to secure sufficient financial resources independently or through collaborative arrangements;

•       the results of current and planned clinical and preclinical trials for each drug candidate;

•       the timing of regulatory submissions and approvals, and if approvals are received, time to market thereafter;

•       technological advances; and

•       the status of competitive products.

The $4.8 million increase in general and administrative expenses in 2002, compared to 2001, reflects primarily an increase in pre-marketing expenses for SYMLIN, and to a lesser extent an increase in our number of employees and other infrastructure costs.    We had approximately 145, 70 and 45 employees dedicated to general and administrative activities at December 31, 2002, 2001 and 2000, respectively.  In December 2002, we hired a small sales force of 45 representatives to copromote Humatrope®, Lilly’s recombinant human growth hormone product, pursuant to our collaboration with Lilly.  The $9.8 million increase in general and administrative expenses in 2001 compared to 2000 reflects an overall increase in our number of employees, increased facilities and other infrastructure costs required to support our growth, and costs associated with our commercial organization, including certain pre-marketing activities related to SYMLIN.

We expect general and administrative expenses to continue to increase in 2003, but at a higher rate than we experienced in 2002, due to the recently hired sales force, increased pre-marketing activities related to SYMLIN and increased facilities and other infrastructure costs required to support our planned growth in 2003.  More significant increases in general and administrative expenses are dependent upon the timing of regulatory approval and possible launch of SYMLIN in the United States, currently projected for the end of 2003 or early 2004.  These additional costs would include the scale-up of the sales force for SYMLIN, marketing and other infrastructure costs.

Other Income and Expense

Interest and other income is principally comprised of interest income from investment of cash and investments. Interest and other income was $2.6 million in 2002, $4.2 million in 2001, and $6.5 million in 2000. The decrease in 2002 compared to 2001 primarily reflects declining market interest rates in 2002 as compared to 2001.  The decrease in 2001 compared to 2000 reflects a combination of both lower average cash and investments balances and declining market interest rates in 2001 as compared to 2000.

Interest and other expense is primarily comprised of interest expense resulting from long-term debt obligations, principally debt to Johnson & Johnson incurred pursuant to the terms of an earlier collaboration agreement.  The interest expense attributable to the debt to Johnson & Johnson is a non-cash expense, consisting of accrued interest added to the principal balance and the amortization of a debt discount.   We have also used equipment debt financing and capital leases to acquire certain laboratory and office equipment. Interest and other expense was $6.0 million in 2002, $6.1 million in 2001 and $6.1 million in 2000.

Net Loss

The net loss for the year ended December 31, 2002 was $109.8 million compared to $72.0 million in 2001 and $44.0 million in 2000.  The increase in the net loss in 2002 compared to 2001 reflects the increased operating expenses, and the reduction in interest and other income, partially offset by the increase in revenue from collaborative agreements, discussed above.  The increase in the net loss in 2001 compared to 2000 reflects the increases in operating expenses, interest and other expense and the reduction in interest and other income discussed above.

We expect to incur substantial operating losses for at least the next two years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs, including the clinical development of SYMLIN, exenatide, exenatide LAR and our earlier stage development programs, the planned commercialization of SYMLIN and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

In 2001, several class action lawsuits were filed against us and certain of our officers and directors alleging securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN.  These lawsuits were consolidated into a single action.    If we are not successful in our defense of this lawsuit, we may be required to make significant payments to our stockholders.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.  Accordingly, we have not recorded a provision for potential damages in the accompanying consolidated statement of operations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN development expenses through earlier collaboration agreements, payments received pursuant to our September 2002 exenatide collaboration with Lilly and debt financings.  We will consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek to access the capital markets and the timing of any action will depend on a number of factors including progress on our exenatide and SYMLIN programs and prevailing market conditions.

At December 31, 2002, we had $147.4 million in cash, cash equivalents and short-term investments compared to $46.6 million at December 31, 2001.  The increase in our cash, cash equivalents and short-term investments in 2002 reflects $90.7 million in proceeds from a public offering of common stock in February 2002 and $110 million received from Lilly in September 2002 in connection with the collaboration agreement relating to exenatide, partially offset by approximately $100 million of cash used to fund our operations during 2002.  In January 2003, we completed a public offering of common stock, generating net proceeds of approximately $165 million.

At December 31, 2002, we owed Johnson & Johnson approximately $64.7 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998.  The amount presented in the consolidated balance sheet at December 31, 2002 of $62.9 million is net of a debt discount of $1.8 million, which represents the unamortized portion of the value of warrants issued to Johnson & Johnson.  Repayment obligations on this debt commence in June 2005, however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to approval of the SYMLIN NDA by the FDA.  Additionally, we owe $0.5 million pursuant to equipment financing, which is payable in equal monthly installments through December 2003.

We used cash of $20.4 million, $67.8 million and $35.6 million from our operating activities in the years ended December 31, 2002, 2001 and 2000, respectively.  Our use of cash from operations in 2002 reflects the receipt of an $80 million up-front, nonrefundable payment from Lilly in September 2002 in connection with the collaboration agreement and an increase in accounts payable and accrued liabilities of $17.0 million.  Our investing activities used $57.2 million, provided $49.0 million and used $64.4 million in the years ended December 31, 2002, 2001, and 2000, respectively.  Investing activities in all three years consisted primarily of purchases and sales of short-term investments, but also included purchases of laboratory and office equipment and additional patents and patent applications.  Financing activities provided $124.6 million, $35.0 million and $98.1 million in the years ended December 31, 2002, 2001 and 2000, respectively.  These amounts consisted primarily of proceeds from sales of common stock, partially offset by principal payments on notes payable and capital lease obligations.

Cash expenditures for research and development activities are expected to continue to increase in 2003, driven primarily by continued expenditures to complete the Phase 3 program for exenatide, planned expenditures associated with manufacturing scale-up for exenatide and exenatide LAR, costs associated with the acquisition and potential expansion of the Phase 2 GLP-1 development program and potential expansion of our earlier stage development programs.  Pursuant to our collaboration agreement with Lilly, we are responsible for the first $101.2 million of development costs for exenatide and exenatide LAR subsequent to the consummation of the collaboration agreement.  We expect to reach this cumulative amount sometime in the second half of 2003.  Subsequent to that time, Lilly will equally share with us in U.S. development costs for exenatide and exenatide LAR.

We expect our general and administrative expenses to increase in 2003 at a higher rate of growth than we experienced in 2002 due primarily to costs associated with the co-promotion of Humatrope.  More significant increases in general and administrative expenses are projected for later in 2003 and are dependent on the timing of regulatory approval and possible launch of SYMLIN in the United States.

At December 31, 2002, we are committed to purchase approximately $6.3 million of commercial grade SYMLIN bulk drug material in the subsequent twelve-month period.  If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with Johnson & Johnson.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of Amylin.  If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

The following table summarizes our contractual obligations and maturity dates as of December 31, 2002  (in thousands).

Payments Due by Period

Contractual Obligations

Total

Less than 1 year

1-3 years

4-5 years

After 5 years

Long-term debt	$64,705	$—	$48,189	$—	$16,516
Capital lease obligations	52	13	39	—	—
Operating leases	6,680	2,953	2,986	741	—
Total	$71,437	$2,966	$51,214	$741	$16,516

We anticipate continuing our ongoing development programs and may begin other long-term development projects.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue

regulatory approvals and build sales and marketing capabilities, as necessary.   These sources may include private and/or public offerings of common or preferred stock or debt, revenues and expense reimbursements from collaborative agreements for one or more of our drug candidates, or a combination thereof.  There can be no assurances that such financing will be available on reasonable terms, if at all.  If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our product development programs.

Our future capital requirements will depend on many factors; including the timing and costs involved in obtaining regulatory approvals for SYMLIN and exenatide, whether regulatory approvals for the marketing of SYMLIN and exenatide are received, our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly, our ability and the extent to which we establish commercialization arrangements for SYMLIN, our ability to progress with other ongoing and new preclinical and clinical trials, the extent of these trials, scientific progress in our other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents, competing technological and market developments, changes in collaborative relationships and any costs of manufacturing scale-up.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101’’), “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments.  Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Inventory Capitalization

We capitalize inventory costs associated with certain drug candidates prior to receipt of regulatory approval, based on management’s judgment of probable future commercialization.  We would be required to expense these capitalized costs upon a change in such judgment, due to, among other factors, a decision denying approval of the drug candidate by regulatory agencies.

At December 31, 2002, capitalized inventory, all of which relates to SYMLIN, totaled $9.8 million.  Additionally, at December 31, 2002, we are committed to purchase $6.3 million of SYMLIN bulk drug inventory in the subsequent twelve-month period.   Our ability to recover the value of this inventory is dependent upon our ability to obtain regulatory approvals to market SYMLIN in the United States and/or Europe.  The significant risk associated with our ability to obtain marketing approvals, specifically in the United States, is our ability to achieve satisfactory results from the ongoing clinical work for SYMLIN.  If we do not achieve satisfactory results from these trials or are otherwise unable to obtain regulatory approvals for SYMLIN, we will not likely recover the value of this inventory.

Additionally, approximately $1.8 million of the $9.8 million of total SYMLIN inventory is in finished dosage form, and was manufactured in 2001.  Our NDA suggests that the finished inventory would have a thirty-six month expiration period.  We evaluate the recoverability of our finished inventory in consideration of our expected regulatory timelines.  During 2002, we determined that our regulatory timelines were extending due to the time involved to complete the required clinical work for SYMLIN intended to support a planned amendment to our NDA.  Accordingly, we established a valuation reserve of $1.0 million for our finished SYMLIN inventory during 2002.

Patent Costs

We capitalize some of the costs incurred to file patent applications.  These costs are amortized over the lesser of the remaining useful life of the related technology or the patent life, commencing on the date the patent is issued.  At December 31, 2002, capitalized costs related to issued patents total approximately $1.1 million (net of accumulated amortization) and approximately $2.3 million related to unissued patents.  We expense all costs related to abandoned patent applications.  If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of abandonment.  In 2002, we abandoned patents with a net book value of approximately $0.3 million. Additionally, if the useful life of the related technologies is reduced, amortization of the associated costs would be accelerated.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of SFAS No. 144 were effective for us on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The disclosure provisions are effective for us beginning with our year ended December 31, 2002.  We have not yet completed the final evaluation of the options presented by SFAS 148.  However, within this fiscal year, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

In November 2002, EITF reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets.  The final consensus of EITF Issue No. 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.”

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

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of  “Election of Directors,” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2003 annual meeting.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2003 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2003 annual meeting.

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2002 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	7,964	$8.96	936
Equity compensation plans not approved by securityholders	9	$6.58	—
Total	7,973	$8.96	936

Amylin had the following equity compensation plans in effect as of December 31, 2002 that were adopted with the approval of the Company’s securityholders:  the 1991 Option Plan, the 2001 Equity Incentive Plan, the 2001 Employee Stock Purchase Plan, the 1994 Non-Employee Directors’ Stock Option Plan, and the Non-Employee Directors’ Deferred Compensation Plan.

Amylin’s securityholders did not approve the individual compensation entered into in January 1995 with Joseph C. Cook, Jr., who is, as of the date of this proxy statement, our Chairman and Chief Executive Officer.  From 1994 to 1998, Mr. Cook served as a consultant to us under various consulting agreements under which Mr. Cook received cash compensation and was granted non-qualified stock options.  In connection with one of his consulting agreements with us in January 1995, we also entered into a phantom stock unit agreement with Farview Management Co., L.P., a consulting firm of which Mr. Cook is a general partner.  Pursuant to the phantom stock agreement, Farview received 9,000 phantom stock units, representing the right to receive cash or shares of our Common Stock.  The phantom stock agreement provides that on the date Mr. Cook ceases to be a consultant to or director of Amylin, we will pay Farview the fair market value of the phantom stock units in cash or shares of our Common Stock, at the election of Amylin.  The fair market value of each phantom stock unit is to be determined based on the closing price of a share of our Common Stock as quoted on the Nasdaq National Market on the last trading day prior to the date that Mr. Cook ceases to be a consultant to or director of Amylin.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with Amylin’s 2003 annual meeting.

Item 14.  Controls and Procedures

(a)                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)                 There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(a)(3) Index to Exhibits — See Item 15(c) below.

(b)      Reports on Form 8-K

1.                            The Registrant filed a report on Form 8-K, dated October 3, 2002, which included the Collaboration Agreement dated September 19, 2002 between Registrant and Eli Lilly and Company, U.S. Co-Promotion Agreement dated September 19, 2002 between Registrant and Eli Lilly and Company, Loan Agreement dated September 19, 2002 between Registrant and Eli Lilly and Company, Registration Rights Agreement dated September 19, 2002 between Registrant and Eli Lilly and Company, Milestone Conversion Agreement dated September 19, 2002 between Registrant and Eli Lilly and Company, and the Stock Purchase Agreement dated September 19, 2002 between Registrant and Eli Lilly and Company.

(c)       Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(19)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(27)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(25)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & TrustCompany.
(25)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(21)	10.2	Registrant’s 1991 Stock Option Plan, as amended (the “Option Plan”).†
(7)	10.3	Form of Incentive Stock Option Agreement under the Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the Option Plan with related schedule.†
(17)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(1)	10.7	Lease, dated as of January 2, 1989, between the Registrant and Nippon Landic (USA), Inc., the assignee of NEXUS/GADCO-UTC, as amended.
(1)(2)	10.8	License Agreement, dated as of November 22, 1991, among the Registrant, the Regents of the University of Minnesota, and Per Westermark.
(3)	10.9	Form of Nonstatutory Stock Option Agreement under the Directors’ Plan.†
(4)	10.10	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(5)(2)	10.11	Collaboration Agreement dated June 20, 1995, between the Registrant and LifeScan, Inc.

Exhibit Footnote	Exhibit Number
(5)(2)	10.12	Stock Purchase Agreement dated June 20, 1995, between the Registrant and Johnson & Johnson Development Corporation.
(5)(2)	10.13	Loan and Security Agreement dated June 20, 1995, between the Registrant and Johnson & Johnson.
(7)	10.14	Consulting Agreement dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr., as amended on March 25, 1996, and related Nonstatutory Stock Option grant dated June 15, 1995.†
(14)	10.15	Amendment dated September 1, 1996, to Option Agreements between the Registrant and Howard E. Greene, Jr.†
(8)(2)	10.16	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(8)(2)	10.17	Collaborative Research and Assignment Agreement dated October 15, 1996, among the Registrant, London Health Sciences Centre and Dr. John Dupre.
(10)	10.18	Amendment dated January 15, 1997, to the Consulting Agreement, dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr.†
(10)	10.19	Fourth Amendment dated February 26, 1997, to the Lease Agreement dated January 2, 1989, between the Registrant and Nippon Landic (U.S.A.), Inc., as amended.
(11)(2)	10.20	Collaboration Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(11)(2)	10.21	License and Option Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(12)	10.22	Registrant’s Directors’ Deferred Compensation Plan.†
(22)(2)	10.23	Agreement, dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.
(13)	10.24	Promissory Note dated September 30, 1997, issued by the Registrant to Johnson & Johnson.
(13)	10.25	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.
(14)	10.26	Credit Agreement and related Note between the Registrant and Imperial Bank dated January 15, 1998.
(16)	10.27	Employment Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(17)	10.28	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(18)	10.29	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(22)(2)	10.30	Assignment and Amendment Agreement dated September 9, 1998, by and among the Registrant and Bachem California and Ortho-Biotech.
(22)(2)	10.31	Pramlintide Repurchase Agreement dated September 16, 1998, between the Registrant and Ortho-Biotech.
(18)	10.32	Stock Option Agreement dated October 23, 1998, between the Registrant and Joseph C. Cook, Jr.†
(18)	10.33	Fifth Amendment dated February 8, 1999, to the Lease Agreement dated January 2, 1989, between the Registrant and Nippon Landic (U.S.A.), Inc., as amended.
(22)(2)	10.34	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.
(23)(2)	10.35	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(20)	10.36	Warrant Agreement dated October 17, 2000 issued by the Registrant to Alkermes Controlled Therapeutics II, Inc.
(9)	10.37	Warrant Agreement dated March 2, 2001 issued by the Registrant to Alkermes Controlled Therapeutics, Inc. II.
(9)	10.38	Registrant’s Change in Control Employee Severance Benefits Plan.†
(9)	10.39	Registrant’s 2001 Deferred Compensation Plan.†
(12)	10.40	Registrant’s 2001 Employee Stock Purchase Plan.†
(12)	10.41	Registrant’s 2001 Equity Incentive Plan.†
(12)	10.42	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.†
(28)	10.43	Sublease Agreement dated June 9, 2000, between Registrant and ST Microelectronics, Inc.
(28)	10.44	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”.†)
(24)	10.45	Promissory Note & Security Agreement dated May 17, 2002, between the Registrant and Orville G. Kolterman, M.D.†
(24)	10.46	Stock Pledge Agreement dated May 17, 2002, between the Registrant and Orville G. Kolterman, M.D.†
(26)	10.47	Loan Agreement dated April 26, 2000, between the Registrant and Alain D. Baron, M.D., Ph.D.†
(26)	10.48	Tenth Amendment dated August 20, 2002 to the Lease Agreement dated January 2, 1989, between Registrant and Nippon Landic (U.S.A.), Inc., as amended.
(27)(2)	10.49	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(27)(2)	10.50	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(27)(2)	10.51	Loan Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(27)	10.52	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(27)	10.53	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit Footnote	Exhibit Number
	24.1	Power of Attorney. Reference is made to page 40.
	99.1	Certifications Pursuant to U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

†                      Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).

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

(24)        Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(25)        Filed as an exhibit on Form 8-K dated June 17, 2002, or amendments thereto and incorporated herein by reference.

(26)        Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(27)        Filed as an exhibit on Form 8-K dated October 3, 2002, or amendments thereto and incorporated herein by reference.

(28)        Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

	By:	/s/ Joseph C. Cook, Jr.
Chairman of the Board and Chief Executive Officer

Date: March 28, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph C. Cook, Jr. and Mark G. Foletta, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph C. Cook, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
Joseph C. Cook, Jr.

/s/ Vaughn D. Bryson	Director	March 28, 2003
Vaughn D. Bryson

/s/ Ginger L. Graham	Director	March 28, 2003
Ginger L. Graham

/s/ Howard E. Greene, Jr.	Director	March 28, 2003
Howard E. Greene, Jr.

/s/ Terrence H. Gregg	Director	March 28, 2003
Terrence H. Gregg

/s/ Jay S. Skyler	Director	March 28, 2003
Jay S. Skyler

/s/ Thomas R. Testman	Director	March 28, 2003
Thomas R. Testman

/s/ James N. Wilson	Director
James N. Wilson

/s/ Mark G. Foletta	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
Mark G. Foletta

CERTIFICATIONS

I, Mark G. Foletta, certify that:

1.               I have reviewed this annual report on Form 10-K of Amylin Pharmaceuticals, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By	/s/ Mark G. Foletta
Vice President Finance and Chief Financial Officer

I, Joseph C. Cook, Jr., certify that:

1.               I have reviewed this annual report on Form 10-K of Amylin Pharmaceuticals, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ Joseph C. Cook, Jr
Chairman and Chief Executive Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Amylin Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California
January 31, 2003

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$69,415	$22,395
Short-term investments	77,943	24,179
Inventories	9,820	8,001
Other current assets	3,203	1,550
Total current assets	160,381	56,125

Property and equipment, net	4,469	3,628
Patents and other assets, net	3,695	3,774
	$168,545	$63,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$18,949	$6,084
Accrued compensation	6,421	2,302
Current portion of deferred revenue	42,090	—
Current portion of note payable and capital lease obligations	553	551
Total current liabilities	68,013	8,937

Equipment note payable and capital lease obligations, net of current portion	39	588

Note payable, net of discount	62,908	56,985

Deferred revenue, net of current portion	24,515	—

Other liabilities	772	500

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock, $.001 par value, 200,000 shares authorized, 81,979 and 67,554 issued and outstanding at December 31, 2002 and 2001, respectively	82	68
Additional paid-in capital	530,023	404,114
Accumulated deficit	(517,531)	(407,744)
Deferred compensation	(443)	(309)
Accumulated other comprehensive income	167	388
Total stockholders’ equity (deficit)	12,298	(3,483)
	$168,545	$63,527

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2002	2001	2000

Revenue under collaborative agreements	$13,395	$—	$—

Operating expenses:
Research and development	94,456	49,601	33,807
General and administrative	25,334	20,469	10,716
	119,790	70,070	44,523
Loss from operations	(106,395)	(70,070)	(44,523)
Interest and other income	2,619	4,179	6,532
Interest and other expense	(6,011)	(6,081)	(6,052)
Net loss	$(109,787)	$(71,972)	$(44,043)

Net loss per share — basic and diluted	$(1.39)	$(1.09)	$(0.71)

Weighted average shares — basic and diluted	79,106	65,927	61,644

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2002, 2001 and 2000

(in thousands)

Additional paid-in capital

Accumulated deficit

Deferred compensation

Accumulated other comprehensive income (loss)

							Total stockholders’ equity (deficit)
	Common stock
Shares

		Amount
Balance at December 31, 1999	53,972	54	265,983	(291,729)	(653)	(55)	(26,400)
Comprehensive income (loss):
Net loss	—	—	—	(44,043)	—	—	(44,043)
Unrealized gain on available-for-sale securities	—	—	—	—	—	335	335
Comprehensive loss	—	—	—	—	—	—	(43,708)
Issuance of common stock upon exercise of options and warrants	1,026	1	3,297	—	—	—	3,298
Issuance of common stock for employer 401(k) match	20	—	195	—	—	—	195
Issuance of common stock for other employee benefit plans	32	—	224	—	—	—	224
Stock-based compensation	—	—	508	—	—	—	508
Issuance of common stock in private placement	8,333	8	95,723	—	—	—	95,731
Deferred compensation related to stock options	—	—	821	—	(821)	—	—
Amortization of deferred compensation	—	—	—	—	1,167	—	1,167
Issuance of warrants for services	—	—	271	—	—	—	271
Balance at December 31, 2000	63,383	63	367,022	(335,772)	(307)	280	31,286
Comprehensive income (loss):
Net loss	—	—	—	(71,972)	—	—	(71,972)
Unrealized gain on available-for-sale securities	—	—	—	—	—	108	108
Comprehensive loss	—	—	—	—	—	—	(71,864)
Issuance of common stock upon exercise of options	576	1	1,218	—	—	—	1,219
Issuance of common stock for employer 401(k) match	38	—	347	—	—	—	347
Issuance of common stock for other employee benefit plans	72	—	542	—	—	—	542
Stock-based compensation	—	—	614	—	—	—	614
Issuance of common stock in private placement	3,485	4	33,756	—	—	—	33,760
Deferred compensation related to stock options	—	—	204	—	(204)	—	—
Amortization of deferred compensation	—	—	—	—	202	—	202
Issuance of warrants for services	—	—	411	—	—	—	411
Balance at December 31, 2001	67,554	68	404,114	(407,744)	(309)	388	(3,483)
Comprehensive income (loss):
Net loss	—	—	—	(109,787)	—	—	(109,787)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(221)	(221)
Comprehensive loss	—	—	—	—	—	—	(110,008)
Issuance of common stock upon exercise of options and warrants	601	—	3,474	—	—	—	3,474
Issuance of common stock for employer 401(k) match	29	—	472	—	—	—	472
Issuance of common stock for other employee benefit plans	115	—	905	—	—	—	905
Stock-based compensation	—	—	103	—	—	—	103
Issuance of common stock in public offering	12,075	12	90,742	—	—	—	90,754
Issuance of common stock in connection with collaboration agreement	1,605	2	29,998	—	—	—	30,000
Deferred compensation related to stock options	—	—	215	—	(215)	—	—
Amortization of deferred compensation	—	—	—	—	81	—	81
Balance at December 31, 2002	81,979	$82	$530,023	$(517,531)	$(443)	$167	$12,298

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(109,787)	$(71,972)	$(44,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,105	1,289	740
Inventory reserve	1,015	—	—
Net book value of abandoned patents	344	—	—
Amortization of deferred compensation	81	202	1,167
Stock-based compensation	103	614	388
Employer 401(k) match	472	347	195
Amortization of debt discount	1,198	1,198	1,198
Issuance of warrants for services	—	411	271
Accrued interest added to note payable	4,725	4,764	4,598
Changes in operating assets:
Inventories	(2,834)	(6,924)	(1,077)
Other current assets	(1,702)	100	(736)
Accounts payable and accrued liabilities	16,984	1,680	1,846
Deferred revenue	66,605	—	—
Other assets and liabilities, net	297	468	(118)
Net cash used in operating activities	(20,394)	(67,823)	(35,571)

Investing activities:
Purchases of short-term investments	(152,136)	(50,940)	(500,535)
Sales and maturities of short-term investments	98,200	103,503	438,568
Purchases of equipment, net	(2,535)	(2,641)	(1,664)
Increase in patents	(701)	(950)	(782)
Net cash provided by (used in) investing activities	(57,172)	48,972	(64,413)

Financing activities:
Proceeds from issuance of common stock, net	125,133	35,521	99,253
Principal payments on capital leases and equipment notes payable	(547)	(540)	(1,175)
Net cash provided by financing activities	124,586	34,981	98,078

Increase (decrease) in cash and cash equivalents	47,020	16,130	(1,906)
Cash and cash equivalents at beginning of year	22,395	6,265	8,171
Cash and cash equivalents at end of year	$69,415	$22,395	$6,265

Supplemental disclosures of cash flow information:
Interest paid	$47	$118	$189

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

Amylin Pharmaceuticals, Inc. (the “Company” or “Amylin”) was incorporated in Delaware on September 29, 1987. Amylin is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic diseases.

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

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101’’), “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments. Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Inventories

Inventories are stated at the lower of cost (FIFO) or market, and consist primarily of SYMLIN® bulk drug material, which will be used in the manufacture of finished SYMLIN drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals.  At December 31, 2002, total inventories were approximately $9.8 million, of which approximately $0.8 million, net of a valuation allowance of $1.0 million, was in finished form.  At December 31, 2001, total inventories were approximately $8.0 million, of which approximately $1.7 million was in finished form.  Also included in inventories are approximately $1.6 million and $0.5 million at December 31, 2002 and 2001, respectively, of advance payments for raw materials.

Long-lived Assets

Long-lived assets, consisting primarily of office and laboratory equipment, are recorded at cost.  Depreciation of equipment is computed using the straight-line method, over three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment.  The Company recorded depreciation expense of approximately $1.7 million, $1.1 million and $0.6 million in the years ended December 31, 2002, 2001 and 2000, respectively.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2002.

Patents

The Company has filed many patent applications with the United States Patent and Trademark Office and in foreign countries. Legal and related costs incurred in connection with pending patent applications have generally been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued.  Gross capitalized patent costs at December 31, 2002 and 2001 were approximately $4.6 million and $4.2 million, respectively. Accumulated amortization at December 31, 2002 and 2001 was approximately $1.2 million and $0.8 million, respectively.  Capitalized costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications. The Company wrote off previously capitalized patent costs of approximately $0.3 million in 2002.

Net Loss Per Share

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods.  Common stock equivalents from stock options and warrants of approximately 1.8 million, 4.1 million and 4.1 million were excluded from the calculation of net loss per share for the years ended December 31, 2002, 2001 and 2000, respectively, because the effect is antidilutive.

Foreign Currency Translation

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year.  Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2002, 2001 and 2000.

Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Stock-based Compensation

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

As required under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Dislcosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions for the years ended December 31, 2002, 2001 and 2000, respectively:  risk-free interest rate of 1.32%, 4.0%, and 5.50%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 58%, 94%, and 132% and a weighted-average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  These pro forma amounts may not be representative of the effects on reported net income (loss) for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings per common share were as follows (in thousands, except for earnings per share):

	Years ended December 31,
	2002	2001	2000
Net loss, as reported	$(109,787)	$(71,972)	$(44,043)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,910	8,498	5,503
Pro forma net loss	$(119,697)	$(80,470)	$(49,546)
Earnings per share:
Basic and diluted – as reported	$(1.39)	$(1.09)	$(0.71)
Basic and diluted – pro forma	$(1.51)	$(1.22)	$(0.80)

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of SFAS No. 144 were effective for the Company on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability is recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  This statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The disclosure provisions are effective for the Company beginning with the Company’s year ended December 31, 2002.  The Company has not yet completed the final evaluation of the options presented by SFAS 148. However, within this fiscal year, the Company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

In November 2002, the EITF reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF Issue No. 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.”

2. Investments

The following is a summary of short-term investments as of December 31, 2002 and 2001 (in thousands).

Available-for-Sale Securities

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
U.S. Treasury securities and obligations of U.S. Government agencies	$20,813	$35	$—	$20,848
Asset backed securities	20,415	117	—	20,532
Corporate and other debt securities	36,532	31	—	36,563
Total	$77,760	$183	$—	$77,943

December 31, 2001
U.S. Treasury securities and obligations of U.S. Government agencies	$10,330	$271	$—	$10,601
Asset backed securities	2,227	11	—	2,238
Corporate and other debt securities	11,269	74	(3)	11,340
Total	$23,826	$356	$(3)	$24,179

The gross realized gains on sales of available-for-sale securities totaled $500,000 and $806,000 and the gross realized losses totaled $624,000 and $1,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $47.6 million,  $20.7 million and $9.6 million mature in 2003, 2004, and thereafter, respectively.

3.  Other Financial Information

Other current assets consists of the following (in thousands):

	At December 31,
	2002	2001
Interest receivable	$701	$282
Prepaid expenses	2,502	1,268
	$3,203	$1,550

Property and equipment consists of the following (in thousands):

	At December 31,
	2002	2001
Office equipment and furniture	$4,626	$3,647
Laboratory equipment	2,929	2,700
Leasehold improvements	1,334	709
	8,889	7,056
Less accumulated depreciation and amortization	(4,420)	(3,428)
	$4,469	$3,628

Accounts payable and accrued liabilities consist of the following (in thousands):

	At December 31,
	2002	2001
Accounts payable	$17,310	$4,785
Accrued expenses	1,639	1,299
	$18,949	$6,084

4.  Debt and Lease Commitments

In November 1997, the Company entered into a financing agreement to provide up to $2.7 million of financing for equipment purchases.  As of December 31, 2002, the Company had an outstanding loan balance of $540,000.  The Company makes monthly payments of principal and interest and the loan is due in full in December 2003.  Monthly interest payments are calculated based on prime plus 0.5% (4.75% at December 31, 2002).  The credit agreement provides the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit of 50% of the remaining outstanding balance should the Company’s cash and investment balances fall below $10 million.  Maturities of this debt arrangement are $540,000 in the year ending December 31, 2003.  The Company has obligations under capital leases which total $52,000, $13,000 of which is due in 2003.

The Company also leases its facilities under operating leases. The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs.  For financial reporting purposes, rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Minimum future annual obligations for operating leases for years ending after December 31, 2002 are as follows (in thousands):

2003	$2,953
2004	2,377
2005	609
2006	444
2007	297
Total minimum lease payments	$6,680

Rent expense for 2002, 2001, and 2000, was approximately $2.0 million, $2.3 million, and $1.1 million, respectively.

5. Note Payable to Johnson & Johnson and Related Commitments

From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN pursuant to a worldwide collaboration agreement. The collaboration terminated in August 1998 and all product and other rights associated with SYMLIN and related compounds reverted to Amylin, subject to the obligation to pay amounts owed under a loan and security agreement.

In conjunction with the collaboration, the Company received proceeds of approximately $30.6 million from a draw down under a development loan facility. This facility bears interest at the rate of 9.0%, compounded annually. At December 31, 2002, the amount owed under this facility was approximately $48.2 million. In conjunction with the development loan borrowing, the Company issued warrants to Johnson & Johnson to purchase 1,530,950 shares of the Company’s common stock with a fixed exercise price of $12 per share and a 10-year exercise period. At December 31, 2002, the Company also owed Johnson & Johnson approximately $16.5 million for its share of pre-launch marketing expenses.  The pre-marketing loan facility bears interest at prime plus 0.5%, 4.75% at December 31, 2002, compounded quarterly.

At December 31, 2002, the total principal and interest due to Johnson & Johnson was approximately $64.7 million.  The amount presented in the consolidated balance sheet of $62.9 million is net of a debt discount of $1.8 million, which represents the unamortized portion of the value assigned to the warrants issued to Johnson & Johnson.  The development and pre-marketing loans are secured by the Company’s issued patents and patent applications relating to amylin, including those relating to SYMLIN.  The development loan is due in June 2005 and the pre-marketing loan is due in June 2010.  The repayment of these obligations may be accelerated in the event that the Company enters into certain specified change in control transactions, specified types of agreements for SYMLIN or certain types of financing arrangements subsequent to the United States Food and Drug Administration’s approval of the SYMLIN New Drug Application.

In September 1998, the Company entered into a repurchase agreement with Ortho-Biotech, Inc., an affiliate of Johnson & Johnson, which provided for the possible future purchase by the Company of certain bulk quantities of commercial grade SYMLIN previously purchased by Johnson & Johnson from third party vendors during the collaboration agreement. The purchase price shall be the contracted price paid by Johnson & Johnson to the suppliers, plus a carrying cost equivalent to the five-year U.S. Treasury note rate plus 3%. The Company must purchase the bulk SYMLIN in full on the first to occur of certain events, including the execution of an agreement with a major pharmaceutical company relating to the development, commercialization and/or sale of SYMLIN, receipt of regulatory approval for the sale of SYMLIN, or a change in control of the Company.  If none of the aforementioned events occurs, the Company has no obligation related to the repurchase agreement.  As of December 31, 2002, Ortho-Biotech was holding inventory purchased under this agreement totaling $7.2 million with a purchase cost to the Company of approximately $9.0 million.

In September 1998, the Company assumed the rights and obligations of Ortho-Biotech to purchase future quantities of bulk SYMLIN from a manufacturer under a July 1997 agreement.  Pursuant to this agreement, the manufacturer has agreed to supply certain quantities of bulk SYMLIN to the Company over a period of several years.  In connection with this agreement, the Company has provided an irrevocable letter of credit in the amount of $400,000 in favor of the manufacturer, which is secured by an equal deposit included in cash, cash equivalents and short-term investments at December 31, 2002.  At December 31, 2002, the Company had approximately $2.0 million in outstanding purchase commitments under this agreement.

6. Stockholders’ Equity (Deficit)

Stock Purchase Plans

In November 1991, the Company adopted the Employee Stock Purchase Plan (the “1991 Stock Purchase Plan”), under which 600,000 shares of common stock may be issued to eligible employees, including officers.  Contributions to this plan may not exceed 15% of the participant’s eligible compensation.  The price of common stock issued under the 1991 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date.  This plan expired in January 2002.  At December 31, 2002, 600,000 shares of common stock had been issued under the 1991 Stock Purchase Plan.

In March 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”), under which 400,000 shares of common stock may be issued to eligible employees, including officers.  Contributions to this plan may not exceed 15% of the participant’s eligible compensation.  This plan was approved by the Company’s stockholders at its 2001 annual meeting.  The price of common stock issued under the 2001 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2002, approximately 44,000 shares of common stock had been issued under the 2001 Stock Purchase Plan.

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

In December 2000, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”), which provides for an additional 4 million shares of common stock reserved for issuance upon exercise of options granted to employees and consultants of the Company.  The 2001 Plan provides for up to an additional 5.3 million shares to be reserved for issuance upon exercise of options to the extent that options issued under the 1991 Plan expire or are cancelled subsequent to the adoption of the 2001 Plan.   The 2001 Plan was approved at a meeting of stockholders in January 2001. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of nonstatutory options may not be less than 85% of the fair market value of the stock on the date of the grant and, in some cases, may not be less than 100% of such fair market value.  Options issued under the 2001 Plan are generally issued, vest and expire on the same terms as the 1991 Plan.

Under the Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), 450,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to non-employee directors of the Company.   This plan was approved by the Company’s stockholders at its 2001 annual meeting.  Options granted under the Directors’ Plan must have an exercise price of at least 100% of the fair market value of the stock subject to option on the date of grant, vest ratably over periods ranging from twelve to thirty-six months and expire not later than ten years from the date of grant.

The following table summarizes option activity for all of the option plans (in thousands):

	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 1999	4,568	$4.10
Granted	2,179	$12.40
Exercised	(913)	$2.88
Cancelled	(156)	$6.75
Outstanding at December 31, 2000	5,678	$7.10
Granted	2,209	$8.28
Exercised	(576)	$2.12
Cancelled	(247)	$9.15
Outstanding at December 31, 2001	7,064	$7.80
Granted	1,685	$12.93
Exercised	(593)	$5.86
Cancelled	(192)	$10.80
Outstanding at December 31, 2002	7,964	$8.96

At December 31, 2002, approximately 0.6 million shares remained available for grant under the Company’s stock option plans.  Following is a further breakdown of the options outstanding as of December 31, 2002 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.313 - $ 4.500	1,546	5.28	$2.12	1,499	$2.12
$ 4.563 - $ 7.188	1,504	6.93	$5.94	797	$6.08
$ 7.220 - $10.250	1,417	8.24	$9.33	635	$9.43
$10.431 - $11.950	1,627	7.72	$11.37	571	$10.94
$12.000 - $14.750	1,365	7.18	$13.63	868	$13.71
$15.800 - $18.200	505	9.67	$17.43	30	$16.63
$ 0.313 - $18.200	7,964	7.22	$8.96	4,400	$7.43

Stock Warrants

In May 1997, in conjunction with an amendment to a license agreement, the Company issued a warrant to the licensor to purchase 20,000 shares of the Company’s common stock with a fixed exercise price of $11.375 per share and a 10-year exercise period.  The Company determined that the value of this warrant was not material.

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

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2002 (in thousands):

Employee Stock Option Plans	8,184
Employee Stock Purchase Plans	356
Directors’ Deferred Compensation Plan	24
Directors’ Stock Option Plan	331
Warrants	1,626
10,521

Issuance of Preferred and Common Stock

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

In February 2002, the Company completed a public offering of 12.075 million shares of its common stock at a price of $8.00 per share.  This offering was completed pursuant to a 13.3 million share universal shelf registration statement initially filed with the Securities and Exchange Commission in December 2001.  This transaction generated net proceeds of approximately $90.7 million for the Company.

In September 2002, in connection with the Lilly collaboration, Lilly purchased approximately 1.6 million shares of the Company’s common stock at a purchase price of $30 million, or $18.69 per share.  These shares are not registered under the Securities Act of 1933 (“the Act”), as amended and will be subject to restrictions on the transfer or resale pursuant to the Act.  Lilly will have certain registration rights with respect to these shares; however, these rights are not exercisable until the completion of all three of the ongoing Phase 3 clinical trials for exenatide, formerly referred to as AC2993.

Shareholder Rights Plan

In June 2002, the Company adopted a Preferred Share Purchase Rights Plan (the “Plan”).  The Plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share (the “Common Shares”), held of record at the close of business on June 28, 2002.  The Rights are not currently exercisable.  Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of the Company’s common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share  (the “Preferred Shares”) at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. Under certain conditions, the Rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.001 per Right.

7.  Benefit Plans

The Company has a defined contribution 401(k) plan for the benefit of all eligible employees.  Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock.  The fair market value of matching contributions made by the Company for the benefit of its employees in 2002, 2001 and 2000 was $475,000,  $347,000 and $195,000, respectively.

In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned.  Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets.  Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion.  The Company recorded expense associated with this plan of $499,000, $158,000 and $27,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation.    The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices.   These assets are placed in a “rabbi trust” and are presented as assets of the Company in the accompanying consolidated balance sheet, as they are available to the general creditors of the Company.  The corresponding liability of $772,000 and $500,000 at December 31, 2002 and 2001, respectively, is included in other liabilities in the accompanying consolidated balance sheet.  Total contributions to this plan, consisting solely of compensation deferred by participants, were $318,000 and $466,000 for the years ended December 31, 2002 and 2001, respectively.

8.  Collaborative Agreements

Collaboration with Eli Lilly and Company

In September 2002, the Company and Eli Lilly and Company (“Lilly”) entered into a collaboration agreement for the global development and manufacture of exenatide, and sustained release formulations of that compound, including exenatide LAR.  Under the terms of the agreement, Lilly made initial non-refundable payments to the Company totaling $80 million.  In addition, Lilly purchased approximately 1.6 million shares of the Company’s common stock for a purchase price of $30 million, or $18.69 per share.

In addition to these up-front payments, Lilly has agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide.  These milestones may be converted into Amylin common stock, at

Lilly’s option, if the filing of New Drug Applications with the United States Food and Drug Administration (“FDA”) are delayed beyond December 31, 2005 for the twice-daily formulation of exenatide and beyond December 31, 2007 for the sustained release formulation of exenatide.  Lilly has agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations.

In addition, following successful completion of the three ongoing Phase 3 trials for exenatide and contingent upon certain other events, Lilly will make available to the Company a $110 million loan facility to fund a portion of Amylin’s development and commercialization costs for exenatide.  The loan facility will be secured by certain patents and other tangible assets of the Company and becomes convertible into common stock of the Company, at Lilly’s option, if amounts remain outstanding for more than two years.

Amylin is responsible for the first $101.2 million of development costs for the exenatide development program, following the date of the collaboration agreement.  Subsequently, Lilly and Amylin will share U.S. development costs equally.  Commercialization costs in the United States will also be shared equally.  Development costs outside of the United States will be shared 80% by Lilly and 20% by Amylin and Lilly will be responsible for all commercialization costs outside of the United States.

Amylin and Lilly will share equally in operating profits from the sale of collaboration products in the United States.   Operating profits from the sale of product outside of the United States will be shared at approximately 80% to Lilly and 20% to Amylin.  Additionally, the companies have agreed that, for a limited period of time prior to the commercialization of exenatide, Amylin will co-promote Humatrope®, Lilly’s recombinant human growth hormone product, in the U.S.

Collaboration with Alkermes, Inc.

In May 2000, the Company signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of exenatide, or exenatide LAR, with the goal of developing a product that would allow up to a once-a-month administration of exenatide.

Under the terms of the agreement, Alkermes has granted the Company an exclusive, worldwide license to its Medisorb ®  technology for the development and commercialization of injectable sustained release formulations of exendins, such as exenatide, and other related compounds that Amylin may develop.  In exchange, Alkermes will receive funding for research and development and milestone payments comprised of cash and warrants to purchase the Company’s common stock upon achieving specified development and commercialization goals.  Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

9.  Income Taxes

Significant components of Amylin’s deferred tax assets as of December 31, 2002 and 2001 are shown below (in thousands).  A valuation allowance of $226.6 million, of which $175.6 million is related to 2002 changes, has been recognized as of December 31, 2002 to offset the deferred tax assets, as realization of such assets in the future is uncertain.

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$153,419	$141,906
Research and development credits	28,867	20,749
Deferred revenue	27,139	—
Capitalized research expenses	15,610	13,555
Other	2,880	765
Total deferred tax assets	227,915	176,975
Deferred tax liabilities:
Intangibles	(1,362)	(1,384)
Valuation allowance for deferred tax assets	(226,553)	(175,591)
Net deferred tax assets	$—	$—

At December 31, 2002, Amylin had Federal net operating loss carryforwards of approximately $422 million, California net operating loss carryforwards of approximately $49 million and foreign tax net operating loss carryforwards of approximately $10 million. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the fifty to sixty percent limitation on California loss carryforwards. The Federal tax carryforwards will continue to expire in 2003. The California tax loss carryforwards will continue to expire in 2004. The Company also has Federal research and development tax credit carryforwards of $23 million and California research and development tax credit carryforwards of $10 million, both of which will begin expiring in 2003.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period

10.  Class Action Lawsuit

Since August 2001, the Company has been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against Amylin, its Chairman and Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in the Company’s stock price.  The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonable estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County.  The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the class action lawsuit discussed above. The complaint seeks attorney fees and the payment of damages to the Company.

11.  Subsequent Events

On January 23, 2003 the Company completed a public offering of approximately 10.5 million shares of its common stock at a price of $16.60 per share.  This offering was completed pursuant to a $175 million universal shelf registration statement initially filed with the Securities and Exchange Commission in November 2002.  This transaction generated net proceeds of approximately $165 million for the Company.  The Company intends to use the net proceeds for research and development and general corporate purposes.

On January 29, 2003, after receipt of bankruptcy court approval, the Company completed an acquisition from Restoragen, Inc. of a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1 (“GLP-1”), targeted for the treatment of congestive heart failure.  In connection with the transaction, the Company also acquired rights to various GLP-1 related patents.  The Company paid Restoragen approximately $3.3 million at closing, and will pay an additional $0.7 million upon receiving satisfactory results from an on-going Phase 2 clinical trial.

12.  Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  Summarized quarterly data for fiscal 2002 and 2001 are as follows (in thousands, except per share data):

For the quarters ended

	March 31	June 30	September 30	December 31
2002:
Revenue under collaborative agreements	$—	$—	$1,538	$11,857
Loss from operations	(21,220)	(26,326)	(30,446)	(28,403)
Net loss	(22,098)	(27,194)	(31,299)	(29,196)
Basic and diluted net loss per share(1)	$(0.30)	$(0.34)	$(0.39)	$(0.36)

2001:
Revenue under collaborative agreements	$—	$—	$—	$—
Loss from operations	(14,797)	(18,946)	(19,524)	(16,803)
Net loss	(14,975)	(19,430)	(19,759)	(17,808)
Basic and diluted net loss per share(1)	$(0.24)	$(0.30)	$(0.29)	$(0.26)

(1)   Net loss per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.