Form 10-Q
period 2003-03-31
AMYLIN PHARMACEUTICALS INC
filed 2003-05-15
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2003
Common Stock, $.001 par value	92,772,345

AMYLIN PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$84,526	$69,415
Short-term investments	179,907	77,943
Inventories	10,818	9,820
Other current assets	5,000	3,203
Total current assets	280,251	160,381

Property and equipment, net	5,758	4,469

Patents and other assets, net	3,860	3,695
	$289,869	$168,545

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$21,177	$25,370
Current portion of deferred revenue	31,735	42,090
Current portion of notes payable and capital lease obligations	417	553
Total current liabilities	53,329	68,013

Capital lease obligations and other liabilities, net of current portion	1,352	811

Deferred revenue, net of current portion	23,443	24,515

Note payable, net of discount	64,443	62,908

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 92,666 and 81,979 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	93	82
Additional paid-in capital	695,667	530,023
Accumulated deficit	(548,341)	(517,531)
Deferred compensation	(361)	(443)
Accumulated other comprehensive income	244	167
Total stockholders’ equity	147,302	12,298
	$289,869	$168,545

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenue under collaborative agreement	$11,885	$—

Operating expenses:
Research and development	28,122	16,523
Selling, general and administrative	10,515	4,697
Acquired in-process research and development	3,300	—
	41,937	21,220
Loss from operations	(30,052)	(21,220)

Interest and other income	827	603
Interest and other expense	(1,585)	(1,481)
Net loss	$(30,810)	$(22,098)

Net loss per share, basic and diluted	$(0.34)	$(0.30)

Shares used in computing net loss per share, basic and diluted	90,032	74,205

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Three months ended March 31,

	2003	2002

Operating activities:
Net loss	$(30,810)	$(22,098)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	717	433
Amortization of deferred compensation	25	22
Amortization of debt discount	299	299
Accrued interest added to notes payable	1,236	1,160
Changes in operating assets and liabilities:
Inventories	(998)	(907)
Other current assets	(1,914)	(66)
Accounts payable and accrued liabilities	(4,282)	3,193
Deferred revenue	(11,427)	—
Other assets and liabilities, net	639	61
Net cash flows used for operating activities	(46,515)	(17,903)

Investing activities:
Purchases of short-term investments	(176,595)	(55,134)
Sales and maturities of short-term investments	74,825	20,468
Purchase of fixed assets, net	(1,871)	(819)
Increase in patents	(306)	(96)
Net cash flows used for investing activities	(103,947)	(35,581)

Financing activities:
Issuance of common stock, net	165,712	92,308
Principal payments on capital leases and notes payable	(139)	(137)
Net cash flows provided by financing activities	165,573	92,171
Change in cash and cash equivalents	15,111	38,687

Cash and cash equivalents at beginning of period	69,415	22,395
Cash and cash equivalents at end of period	$84,526	$61,082

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2003

(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments. Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of 2.9 million and 3.0 million for the three months ended March 31, 2003 and 2002, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

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

As required under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions for the quarters ended March 31, 2003 and 2002, respectively:  risk-free interest rate of 1.19% and 2.7%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 55% and 73% and a weighted-average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  These pro forma amounts may not be representative of the effects on reported net income (loss) for future periods due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings per common share were as follows (in thousands, except for earnings per share):

	Quarters Ended March 31,
	2003	2002
Net loss, as reported	$(30,810)	$(22,098)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,065	2,279
Pro forma net loss	$(33,875)	$(24,377)
Earnings per share:
Basic and diluted – as reported	$(0.34)	$(0.30)
Basic and diluted – pro forma	$(0.38)	$(0.33)

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

3.     Inventories

Inventories are stated at the lower of cost (FIFO) or market and consist primarily of SYMLIN® (pramlintide acetate) bulk drug material, which will be used in the manufacture of finished SYMLIN® drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals.  At March 31, 2003, total inventories were approximately $10.8 million, of which approximately $0.8 million, net of a valuation allowance of $1.0 million, was in finished form.

4.     Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the three months ended March 31, 2003, and 2002, the comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2003	2002

Net loss	$(30,810)	$(22,098)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments:	77	(384)
Comprehensive loss	$(30,733)	$(22,482)

5.     Stockholders’ Equity

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

6.     Acquired In-Process Research and Development

On January 29, 2003, the Company completed an acquisition from Restoragen, Inc. of a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, targeted for the treatment of congestive heart failure.  In connection with the transaction, the Company also acquired rights to various GLP-1 related patents.  The Company paid Restoragen approximately $3.3 million at closing and will pay an additional $0.7 million upon receiving satisfactory results from an on-going Phase 2 clinical trial.

This compound is in early Phase 2 development and no alternative future use was identified.  As with many early Phase 2 compounds, launch of products, if approved is not expected in the near term.  Accordingly, the Company recorded a charge for acquired in-process research and development of $3.3 million in the quarter ended March 31, 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of New Drug Applications, generally, risks and uncertainties regarding the additional ongoing clinical testing of SYMLIN® (pramlintide acetate), risks and uncertainties that approvals of SYMLIN®, if obtained, may be delayed and/or limited to specific indications, uncertainties in the European regulatory process for SYMLIN®, our ability to commercialize SYMLIN®, if approved, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN®, the results of our preclinical and clinical studies of our drug candidates, including SYMLIN®, exenatide, exenatide LAR, AC2592 (GLP-1) and AC3056, risks associated with our exenatide collaboration with Eli Lilly and Company, or Lilly, including our ability to achieve development and commercialization milestones and objectives under the collaboration agreement, the timing for Lilly’s sharing in development cost for exenatide, and potential liability and indemnification obligations arising out of ongoing litigation.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, under the heading “Risk Factors.”

Background

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic diseases. We currently have two lead drug candidates in late stage development for the treatment of diabetes, SYMLIN® and exenatide, formerly referred to as AC2993 (synthetic exendin-4).  In September 2002, we announced a collaboration agreement with Lilly for the global development and commercialization of exenatide, including sustained release formulations of the product candidate.  We have a third drug candidate, AC3056, for the treatment of atherosclerosis-related cardiovascular disease, in early stage clinical development.  We recently acquired a Phase 2 program utilizing continuous infusion of GLP-1, referred to as AC2592, for the treatment of patients with severe congestive heart failure.  We are studying AC162352 (Peptide YY 3-36), our preclinical candidate for the potential treatment of obesity.  We maintain a focused research and development program to discover and in-license additional drug candidates for metabolic diseases.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN® collaborative agreements, from interest income, and more recently, our exenatide collaboration agreement with Lilly. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years.  As of March 31, 2003, our accumulated deficit was approximately $548 million.

In January 2003, we completed a public offering of approximately 10.5 million shares of our common stock generating net proceeds of approximately $165 million.

Results of Operations

Three Months Ended March 31, 2003

Revenue Under Collaborative Agreements

Revenue under collaborative agreements was $11.9 million for the quarter ended March 31, 2003.  We reported no such revenues for the comparable period in 2002.  The revenue in the current quarter consists primarily of the amortization to revenue of a portion of the $80 million non-refundable, up-front payment made by Lilly to us pursuant to our exenatide collaboration agreement entered into in September 2002.  In the quarter ended March 31, 2003, revenues under collaborative agreements also include amounts earned in connection with the Company’s co-promotion of Humatrope®, Lilly’s recombinant human growth hormone product.  We began actively co-promoting Humatrope during the first quarter of 2003.  We expect to see an increase in revenue under collaborative agreements during the remainder of 2003 as a result of the continued amortization of Lilly’s up-front payments, future payments from Lilly to us for a portion of development costs of exenatide, future payments from Lilly to us for our co-promotion of Humatrope and, pending further success of the exenatide development programs, future milestone payments from Lilly.  Recognition of the milestone payments to revenue will be subject to the completion of certain performance requirements and the expiration of stock conversion rights, if any, associated with such payments.

Operating Expenses

Our total operating expenses for the quarter ended March 31, 2003 increased to $41.9 million from $21.2 million for the comparable period in 2002.  Research and development expenses for the quarter ended March 31, 2002 increased to $28.1 million from $16.5 million for the comparable period in 2002. Selling, general and administrative expenses increased to $10.5 million from $4.7 million for the comparable period in 2002.  We incurred a $3.3 million charge for acquired in-process research and development in the quarter ended March 31, 2003 and had no such charge for the comparable period in 2002 (Note 6).

The $11.6 million increase in research and development expenses in the current quarter, compared to the same period in 2002, reflects primarily costs associated with the three ongoing pivotal Phase 3 clinical trials for exenatide, open label extensions of these trials, an increase in our number of employees and to a lesser extent, costs associated with the recently completed dose titration trial and associated regulatory activities for SYMLIN®.

We expect that research and development expenses will increase from current levels during the remainder of 2003.  This expected increase will be driven primarily by the rate of further expansion of the exenatide and exenatide LAR development programs.  The planned increase includes additional clinical trials to support our NDA for exenatide, additional Phase 2 trials for exenatide LAR, costs associated with manufacturing scale-up for exenatide and exenatide LAR, costs to further develop drug delivery devices for exenatide and SYMLIN®, costs associated with a potential Phase 3B/4 clinical program for SYMLIN and an increase in our number of employees to support these activities.

The $5.8 million increase in selling, general and administrative expenses in the current quarter reflects primarily an increase in our number of employees, including the December 2002 hiring of a sales force consisting of 45 representatives to co-promote Humatrope®.  The increase in selling, general and administrative expenses also reflects costs associated with our commercialization plans for SYMLIN®, increased facilities and other infrastructure costs required to support our growth.  Selling, general and administrative expenses are expected to increase slightly in the next few quarters as the Company prepares for possible commercialization of SYMLIN®.  More significant increases are dependent upon the timing of regulatory approval of SYMLIN® in the United States, currently projected for the end of 2003.  The planned increase includes costs associated with a potential scale-up of our sales and marketing organization, the potential expansion of pre-marketing activities for SYMLIN® and infrastructure costs required to support these activities.

Other Income and Expense

Interest and other income was $0.8 million for the quarter ended March 31, 2003, compared to $0.6 million for the same period in 2002.  The $0.2 million increase in interest and other income in the current year reflects higher average balances available for investment, partially offset by lower market interest rates in the quarter ended March 31, 2003 as compared to the same period in 2002.

Interest and other expense was $1.6 million for the quarter ended March 31, 2003, compared to $1.5 million for the same period in 2002.  The slight increase in interest and other expense in the current quarter reflects a higher note payable balance due to accrued interest added to principal, partially offset by lower market interest rates in the quarter ended March 31, 2003 as compared to the same period in 2002.

Net Loss

The net loss for the quarter ended March 31, 2003 was $30.8 million compared to a net loss of $22.1 million for the same period in 2002.  The increase in the net loss primarily reflects the increased operating expenses partially offset by the increase in revenue under collaborative agreements discussed above.  The net loss for the quarter ended March 31, 2003 includes a non-recurring charge of $3.3 million for acquired in-process research and development.

We expect to incur substantial operating losses for at least the next two years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs, including the clinical development of SYMLIN®, exenatide, exenatide LAR, AC2592 and AC3056, preparation for the planned commercialization of SYMLIN® and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN® development expenses through earlier collaboration agreements, payments received pursuant to our September 2002 exenatide collaboration with

Lilly and debt financings.  We will consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek to access the capital markets and the timing of any action will depend on a number of factors including progress on our exenatide and SYMLIN® development programs and prevailing market conditions.

At March 31, 2003, we had $264.4 million in cash, cash equivalents and short-term investments as compared to $147.4 million at December 31, 2002.   The increase reflects the proceeds from a January 2003 public offering of common stock of approximately $165 million, partially offset by cash expenditures to fund our operations in the quarter ended March 31, 2003.

At March 31, 2003, we owed Johnson & Johnson approximately $65.9 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998.  The amount presented under the caption “Note Payable” in the condensed consolidated balance sheet at March 31, 2003 of $64.4 million is net of a debt discount of $1.5 million, which represents the unamortized portion of the value assigned to warrants issued to Johnson & Johnson. Repayment obligations on this debt commence in June 2005; however, repayment may be accelerated in the event that we enter into certain specified change in control transactions, specified types of agreements for SYMLIN® or certain types of financing arrangements subsequent to approval of the SYMLIN® NDA by the FDA.  Additionally, we owe $0.4 million pursuant to an equipment financing arrangement, which is payable in equal monthly installments through December 2003.

We used cash of $46.5 million and $17.9 million for our operating activities in the quarters ended March 31, 2003 and 2002, respectively.  Investing activities used $103.9 million and $35.6 million in the quarter ended March 31, 2003 and 2002, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents.  Financing activities provided $165.6 million and $92.2 million in the quarters ended March 31, 2003 and 2002, respectively.  These amounts consist of proceeds from the sale of common stock, offset by payments on capital leases and notes payable.    The majority of the cash provided from financing activities in the quarter ended March 31, 2003 was a public offering of common stock for net proceeds of approximately $165 million.

Our use of cash for our operating activities in the quarter ended March 31, 2003 was $46.5 million which was approximately $15.7 million greater than our net loss of $30.8 million.  This is due principally to the amortization of deferred revenue related to the exenatide collaboration of $11.4 million and a net use of cash from our other operating assets of approximately $6.6 million, partially offset by non-cash expenses of $2.3 million.  We expect that our operating cash flows will continue to exceed our net loss until Lilly actively begins to share in development costs for exenatide, currently projected for the second half of 2003.

Cash expenditures for research and development activities are expected to continue to increase in 2003, driven primarily by continued expenditures to complete the Phase 3 program for exenatide, planned expenditures associated with manufacturing scale-up for exenatide and exenatide LAR, costs associated with the acquisition and potential expansion of the Phase 2 GLP-1 development program and potential expansion of our earlier stage development programs.  Pursuant to our collaboration agreement with Lilly, we are responsible for the first $101.2 million of development costs for exenatide and exenatide LAR subsequent to the consummation of the collaboration agreement. We expect to reach this cumulative amount sometime in the second half of 2003.  Subsequent to the time that we reach this cumulative amount, Lilly will equally share with us in U.S. development costs for exenatide and exenatide LAR.

Cash expenditures for selling, general and administrative expenses are expected to continue to increase during 2003 as the Company prepares for the possible approval of SYMLIN®.  More significant cash expenditures are dependent on the timing of regulatory approval and possible launch of SYMLIN® in the United States and include costs associated with a potential scale-up of our sales and marketing organization, the potential expansion of pre-marketing activities for SYMLIN® and infrastructure costs required to support these activities.

At March 31, 2003, we are committed to purchase approximately $5.9 million of commercial grade bulk drug material in the subsequent twelve-month period.  If FDA approval for SYMLIN® is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with Johnson & Johnson.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN® or if there is a change in control of the Company.  If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

In 2001, several class action lawsuits were filed against us and certain of our officers and directors alleging securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN®.  These lawsuits were consolidated into a single action.    If we are not successful in our defense of this lawsuit, we may be required to make significant payments to our stockholders.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

We anticipate continuing our ongoing development programs and may begin other long-term development projects.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we may need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, pursue regulatory approvals and build sales and marketing capabilities as necessary.   These sources may include private and/or public offerings of common or preferred stock or debt, revenues and expense reimbursements from collaborative agreements for one or more of our drug candidates, or a combination thereof.  There can be no assurances that such financing will be available on reasonable terms, if at all.  If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our product development programs.

Our future capital requirements will depend on many factors; including the timing and costs involved in obtaining regulatory approvals for SYMLIN® and exenatide, whether regulatory approvals for the marketing of SYMLIN® and exenatide are received, our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly, our ability and the extent to which we establish commercialization arrangements for SYMLIN®, our ability to progress with other ongoing and new preclinical and clinical trials, the extent of these trials, scientific progress in our other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents, competing technological and market developments, changes in collaborative relationships and any costs of manufacturing scale-up.

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

ITEM 4.  Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (our “CEO”) and our Vice President of Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003.  There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description

10.54	The Registrant’s 2001 Deferred Compensation Plan, as amended February 19, 2003.

99.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)   Reports on Form 8-K:

1.                         The Company filed a report on Form 8-K, dated January 17, 2003, which included the form of Underwriting Agreement with Goldman Sachs & Co., Lehman Brothers Inc., Morgan Stanley & Co., Inc., Banc of America Securities LLC and Fortis Securities Inc., used in connection with a public offering of stock completed in January 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 14, 2003	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)

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

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

	By:	/s/ MARK G. FOLETTA
Vice President, Finance and Chief Financial Officer

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

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

	By:	/s/ JOSEPH C. COOK, JR.
Chairman and Chief Executive Officer