Form 10-Q
period 2003-06-30
AMYLIN PHARMACEUTICALS INC
filed 2003-08-14
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common Stock, $.001 par value	93,196,254

AMYLIN PHARMACEUTICALS, INC.

Part I.  Financial Information

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets

Current Assets:
Cash and cash equivalents	$153,084	$69,415
Short-term investments	217,134	77,943
Inventories	12,791	9,820
Other current assets	6,377	3,203
Total current assets	389,386	160,381

Property and equipment, net	8,714	4,469

Patents and other assets, net	7,844	3,695
	$405,944	$168,545

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$35,588	$25,370
Current portion of deferred revenue	16,754	42,090
Current portion of notes payable and capital lease obligations	283	553
Total current liabilities	52,625	68,013

Deferred revenue, net of current portion	22,372	24,515

Note payable and other long term obligations	67,624	63,719

Convertible senior notes	150,000	—

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 93,015 and 81,979 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	93	82
Additional paid-in capital	698,933	530,023
Accumulated deficit	(585,498)	(517,531)
Deferred compensation	(538)	(443)
Accumulated other comprehensive income	333	167
Total stockholders’ equity	113,323	12,298
	$405,944	$168,545

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2003	2002
Revenue under collaborative agreements	$17,384	$—

Operating expenses:
Research and development	$40,388	$20,826
Selling, general and administrative	13,417	5,500
	53,805	26,326
Loss from operations	(36,421)	(26,326)

Interest and other income	909	600
Interest and other expense	(1,645)	(1,468)
Net loss	$(37,157)	$(27,194)

Net loss per share — basic and diluted	$(0.40)	$(0.34)

Shares used in computing net loss per share — basic and diluted	92,825	79,981

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2003	2002
Revenue under collaborative agreements	$29,269	$—

Operating expenses:
Research and development	$68,511	$37,349
Selling, general and administrative	23,931	10,197
Acquired in-process research and development	3,300	—
	95,742	47,546
Loss from operations	(66,473)	(47,546)

Interest and other income	1,736	1,203
Interest and other expense	(3,230)	(2,949)
Net loss	$(67,967)	$(49,292)

Net loss per share — basic and diluted	$(0.74)	$(0.64)

Shares used in computing net loss per share—basic and diluted	91,612	77,128

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

Six months ended June 30,

	2003	2002
Operating activities:
Net loss	$(67,967)	$(49,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,536	895
Inventory reserve	—	400
Net book value of abandoned patents	—	272
Amortization of deferred compensation	65	39
Stock-based compensation	85	103
Amortization of debt discount	599	599
Accrued interest added to notes payable	2,473	2,321
Changes in operating assets and liabilities:
Inventories	(2,971)	(1,141)
Other current assets	(3,101)	(515)
Accounts payable and accrued liabilities	10,218	5,151
Deferred revenue	(27,479)	—
Other assets and liabilities, net	1,210	(85)
Net cash flows used for operating activities	(85,332)	(41,253)

Investing activities: Purchases of short-term investments	(303,114)	(72,859)
Sales and maturities of short-term investments	164,016	27,859
Purchase of fixed assets	(5,503)	(934)
Increase in patents	(373)	(370)
Net cash flows used for investing activities	(144,974)	(46,304)

Financing activities:
Principal payments on capital leases and notes payable	(276)	(272)
Issuance of convertible debt, net	145,575	—
Issuance of common stock, net	168,676	92,557
Net cash flows provided by financing activities	313,975	92,285
Change in cash and cash equivalents	83,669	4,728

Cash and cash equivalents at beginning of period	69,415	22,395
Cash and cash equivalents at end of period	$153,084	$27,123

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of June 30, 2003, and for the three and six month periods ended June 30, 2003, and June 30, 2002, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods.  Common stock equivalents from stock options and warrants of 3.9 million and 3.4 million for the three and six months ended June 30, 2003, respectively, and common stock equivalents of 3.0 million and 3.5 million for the three and six months ended June 30, 2002, respectively, are excluded from the calculation of diluted loss per share because the effect is antidilutive.

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

As required under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the

pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(37,157)	$(27,194)	$(67,967)	$(49,292)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	$3,191	$2,271	$6,245	$4,497
Pro forma net loss	$(40,348)	$(29,465)	$(74,212)	$(53,789)
Earnings per share:
Basic and diluted – as reported	$(0.40)	$(0.34)	$(0.74)	$(0.64)
Basic and diluted – pro forma	$(0.43)	$(0.37)	$(0.81)	$(0.70)

Consolidation

The consolidated financial statements include the accounts of Amylin and its wholly owned subsidiary, Amylin Europe Limited.  All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments. The impact upon adoption of SFAS No. 149 is not expected to have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 is not expected to have a material impact on the results of operations or the financial position of the Company.

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

3.              Inventories

Inventories are stated at the lower of cost (FIFO) or market and consist primarily of SYMLIN® (pramlintide acetate) bulk drug material, which will be used in the manufacture of finished SYMLIN® drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals.  At June 30, 2003, total inventories were approximately $12.8 million, of which approximately $0.8 million, net of a valuation allowance of $1.1 million, was in finished form.

4.     Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the six months ended June 30, 2003 and 2002, the comprehensive loss consisted of (in thousands):

	Six months ended June 30,
	2003	2002

Net loss	$(67,967)	$(49,292)
Other comprehensive income (loss):
Unrealized gain (loss) on investments:	166	(248)
Comprehensive loss	$(67,801)	$(49,540)

5.              Convertible Senior Notes

In June 2003, the Company issued $150 million aggregate principal amount of convertible senior notes due June 30, 2008 in a private placement.  In addition, in July 2003, the Company issued an additional $25 million aggregate principal amount of the notes when the initial purchasers exercised in full an option to purchase additional notes.  The Company has agreed to file a registration statement under the Securities Act to permit registered resales of the notes and of the common stock issuable upon conversion.  The Company intends to use a portion of the net proceeds from these transactions for research and development, the planned commercialization of SYMLIN® and for general corporate purposes.  In addition, the Company used some of the net proceeds from these transactions to repay all of its outstanding indebtedness to Johnson & Johnson (Note 9).

The sale was completed with a coupon of 2.25% per annum, payable in cash semi-annually.  The notes are convertible into a total of up to approximately 5.4 million shares of common stock at a conversion price of $32.55 per share, subject to adjustment in certain circumstances.  The notes are redeemable in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, at the Company’s option, if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption the Company will also make an additional payment on the redeemed notes equal to $112.94 per $1,000 principal amount of the notes, less interest actually paid or accrued but unpaid on the notes.

Debt issuance costs of $5.2 million were incurred in connection with the issuance of the notes, $4.4 million of which were recorded in the current quarter as other long-term assets.  Debt issuance costs are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

6.     Stockholders’ Equity

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

7.     Class Action Lawsuit

On August 9, 2001, plaintiff Eric W. Peters, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and its chief executive officer. Additional similar lawsuits were filed against the Company and certain officers and directors in the same court.  The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets related to the development of SYMLIN®.  All of the existing lawsuits were consolidated into a single action and a consolidated complaint was filed in February 2002.  The Company believes that the lawsuit is without merit and intends to defend itself vigorously against the claims, although there are no assurances that the Company will be successful in defending such claims.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

8.     Acquired In-Process Research and Development

On January 29, 2003, the Company completed an acquisition from Restoragen, Inc. of a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, targeted for the treatment of congestive heart failure.  In connection with the transaction, the Company also acquired rights to various GLP-1 related patents.  The Company paid Restoragen approximately $3.3 million at closing and will pay an additional $0.7 million in the quarter ending September 30, 2003.

This compound is in early Phase 2 development and no alternative future use was identified.  As with many early Phase 2 compounds, launch of products, if approved is not expected in the near term.  Accordingly, the Company recorded a charge for acquired in-process research and development of $3.3 million in the quarter ended March 31, 2003.

9.              Subsequent Event

On July 18, 2003, the Company repaid  all its outstanding indebtedness to Johnson & Johnson for $62.7 million, which is included in note payable and other long-term liabilities in the accompanying condensed consolidated balance sheet, representing a discount of 7% from face value on the date of payment.   This transaction resulted in a gain on extinguishment of debt of approximately $3.6 million, which will be recorded in the quarter ending September 30, 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of New Drug Applications, generally, risks and uncertainties that approvals of SYMLIN®, if obtained, may be delayed and/or limited to specific indications, uncertainties in the European regulatory process for SYMLIN®, our ability to commercialize SYMLIN®, if approved, our ability to enter into sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN®, the results of our preclinical and clinical studies of our drug candidates, including SYMLIN®, exenatide, exenatide LAR, AC2592 (GLP-1) and AC3056, risks associated with our exenatide collaboration with Eli Lilly and Company, or Lilly, including our ability to achieve development and commercialization milestones and objectives under the collaboration agreement, the timing for Lilly’s sharing in development cost for exenatide, and potential liability and indemnification obligations arising out of ongoing litigation.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, under the heading “Risk Factors Related to Our Business.”

Background

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic diseases. We currently have two lead drug candidates in late stage development for the treatment of diabetes, SYMLIN® and exenatide, formerly referred to as AC2993 (synthetic exendin-4).

In May 2003, we reported that results from a SYMLIN dose-titration study in approximately 300 patients with type 1 diabetes met prospectively defined parameters for the non-inferiority objective of the study.  In addition, compared to the control group, SYMLIN®-treated subjects (1) used 12% less insulin overall, (2) achieved a significant reduction in post-meal blood glucose concentrations and (3) experienced a reduction in body weight.  The difference in the mean weight change from baseline between the SYMLIN-treated patients and the control group was approximately six pounds.

The data also indicate that the SYMLIN® dose titration protocol reduced the impact of nausea and the event rate of severe hypoglycemia during the initiation phase of this study compared to earlier pivotal trials.  Overall severe hypoglycemia event rates for the entire study period for both the SYMLIN® and placebo groups were similar to rates seen in the Diabetes Control and Complications Trial, a landmark study in type 1 diabetes.  Consistent with earlier reported interim results from this study, approximately 75% of the SYMLIN®-treated subjects progressed to the highest dose of 60 micrograms, in accordance with the protocol, and experienced a similar rate of severe hypoglycemia to the control group during the titration period.  Doses of SYMLIN® higher than 30 micrograms were not well tolerated by approximately 25% of subjects.  This group experienced a higher rate of nausea with initiation of therapy, which was associated with a higher rate of severe hypoglycemia.  A majority of the 30-microgram dose subjects continued in the study and also experienced reductions in both post-meal blood glucose concentrations and hemoglobin A1C, or A1C.  A1C is a measure that reflects average glucose levels over the prior 3 to 4 month period.  In June 2003, we submitted an amendment to our New Drug Application, or NDA, for SYMLIN® to the FDA.

In August 2003, we reported that exenatide (synthetic exendin-4) produced statistically significant, dose-dependent reductions in the primary glucose control endpoint in a seven-month Phase 3 pivotal study in people with type 2 diabetes failing to achieve target blood glucose levels with metformin alone.  The subjects receiving exenatide also showed statistically significant reductions in body weight.  Consistent with exenatide’s glucose-dependent action, no difference was observed in rates of mild to moderate hypoglycemia between the exenatide and placebo groups, and no severe hypoglycemia was observed.  These results are consistent with the findings from our ongoing open-label study of exenatide recently presented at the American Diabetes Association’s 63rd Scientific Sessions in New Orleans, Louisiana in June 2003.

The average entry A1C for subjects entering our study was 8.2 percent.  At the end of the study, nearly half (46%) of the participants receiving the highest dose of exenatide (10 micrograms twice daily) reduced their average glucose levels to the American Diabetes Association’s recommended target range of less than or equal to 7 percent.  Subjects receiving the highest dose of exenatide ended the study with an average A1C of 7.3 percent.

Approximately two-thirds of the 336 randomized subjects in this trial received exenatide and one-third received placebo.  The drop out rate was similar between placebo and active arms and was less than 20 percent overall. Only four patients in the exenatide group discontinued as a result of nausea.  Antibody formation observed in this study is consistent with the exenatide open-label data reported to date.  The data do not demonstrate a relationship between antibody formation and exenatide’s sustained effect on A1C.

The results of this first pivotal study, as well as the results from two on-going Phase 3 pivotal studies are intended to form the basis of a submission to the FDA, currently anticipated in 2004.  The two on-going trials are evaluating the effects of adding exenatide to the treatment regimens of subjects unable to reach target glucose levels while using sulfonylureas or a combination of metformin and sulfonylureas, which are commonly used oral treatments for patients with type 2 diabetes.  There can be no assurances that the data from the on-going pivotal trials will confirm the preliminary results from the first study or that exenatide will receive regulatory approval.

In September 2002, we completed a collaboration agreement with Lilly for the global development and commercialization of exenatide, including sustained release formulations of the product candidate.  We have a third drug candidate, AC3056, for the treatment of atherosclerosis-related cardiovascular disease, in early stage clinical development.  We recently acquired a Phase 2 program utilizing continuous infusion of GLP-1, referred to as AC2592, for the treatment of patients with severe congestive heart failure.  We are studying AC162352 (Peptide YY 3-36), our preclinical candidate for the potential treatment of obesity.  We maintain a focused research and development program to discover and in-license additional drug candidates for metabolic diseases.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN® collaborative agreements, from interest income, and more recently, our exenatide collaboration agreement with Lilly. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception, and expect to incur additional operating losses for at least the next few years.  As of June 30, 2003, our accumulated deficit was approximately $585 million.

In January 2003, we completed a public offering of approximately 10.5 million shares of our common stock generating net proceeds of approximately $165 million.

In June 2003, we issued $150 million aggregate principal amount of convertible senior notes in a private placement generating net proceeds of approximately $146 million.  In July 2003, we issued an additional $25 million aggregate principal amount of the notes, generating net proceeds of approximately $24 million.

Results of Operations

Three Months Ended June 30, 2003

Revenue Under Collaborative Agreements

Revenue under collaborative agreements was $17.4 million for the quarter ended June 30, 2003.  We reported no such revenues for the comparable period in 2002.  The revenue in the current quarter consists primarily of the amortization to revenue of a portion of the $80 million non-refundable, up-front payment made by Lilly to us pursuant to our exenatide collaboration agreement entered into in September 2002.  In the quarter ended June 30, 2003, revenues under collaborative agreements also include amounts earned in connection with the Company’s co-promotion of Humatrope®, Lilly’s recombinant human growth hormone product.   We do not expect revenue under collaborative agreements to change materially from current levels during the remainder of 2003. This expectation is dependent primarily on the timing and extent of development costs incurred for exenatide and exenatide LAR.

Additionally, pending further success of the exenatide development programs, we may receive milestone payments from Lilly and payments from Lilly for their share of future development expenses.  Recognition as revenue of any milestone payments we receive from Lilly will be subject to the completion of certain performance requirements and the expiration of stock conversion rights, if any, associated with such payments.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2003 increased to $53.8 million from $26.3 million for the same period in 2002.  Research and development expenses for the three months ended June 30, 2003 increased to $40.4 million from $20.8 million for the same period in 2002, and selling, general and administrative expenses increased to $13.4 million from $5.5 million for the same period in 2002.

The $19.6 million increase in research and development expenses in the second quarter of 2003 as compared to the comparable period in 2002 primarily reflects increased costs with the continuation and expansion of our exenatide development program, including costs to conduct the three ongoing pivotal Phase 3 trials for exenatide, open-label extensions of these trials, costs for trials to support regulatory filings outside of the United States, and the continued development of drug delivery devices.  Also contributing to the increase in research and development expenses in the second quarter of 2003 was an increase in our number of employees and costs associated with the completion of the required clinical work for SYMLIN® that formed the basis of the NDA amendment submitted to the FDA in June 2003.

We expect that research and development expenses will not change materially from current levels during the remainder of 2003.  Changes in our research and development expenses will be driven primarily by the rate of further expansion of the exenatide and exenatide LAR development programs, including additional clinical trials for exenatide, additional Phase 2 trials for exenatide LAR, costs associated with manufacturing scale-up for exenatide and exenatide LAR, costs to further develop drug delivery devices for exenatide and SYMLIN®, costs associated with a Phase 3B/4 clinical program for SYMLIN® and an increase in our number of employees to support these activities.

The $7.9 million increase in selling, general and administrative expenses in the second quarter of 2003 as compared to the same period in 2002 reflects primarily an increase in our number of employees, including the December 2002 hiring of a sales force consisting of 45 representatives to co-promote Humatrope®, and to a lesser extent increased facilities and other infrastructure costs required to support our growth.  The increase in selling, general and administrative expenses also reflects costs associated with our commercialization plans for SYMLIN® and the continued expansion of our commercial organization.  Selling, general and administrative expenses are expected to continue to increase during the remainder of 2003 as we prepare for the planned commercialization of SYMLIN®.  More significant increases are dependent upon the timing of regulatory approval of SYMLIN® in the United States, currently projected for the end of 2003.  The planned increase includes costs associated with a potential scale-up of our sales and marketing organization, additional pre-marketing activities for SYMLIN® and increased infrastructure costs required to support these activities.

Other Income and Expense

Interest and other income was $0.9 million for the three months ended June 30, 2003 compared to $0.6 million for the same period in 2002.   The increase in interest and other income reflects higher average cash reserves available for investment, partially offset by lower market interest rates in the current quarter as compared to the same period in 2002.

Interest and other expense was $1.6 million for the three months ended June 30, 2003, compared to $1.5 million for the same period in 2002.  The slight increase reflects increases in the principal amount of long-term notes payable due to accrued interest added to principal.

Net Loss

The net loss for the quarter ended June 30, 2003, was $37.2 million compared to a net loss of $27.2 million for the same period in 2002.  The increase in the net loss primarily reflects the increased operating expenses partially offset by the increased revenue under collaborative agreements discussed above.

We expect to incur substantial operating losses for the remainder of 2003 and at least the next two years due to continuing expenses associated with the continuation and potential expansion of our research and development programs, including the clinical development of exenatide, exenatide LAR, AC3056, AC2952, preparation for the planned commercialization of SYMLIN® and exenatide, and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Six Months Ended June 30, 2003

Revenue Under Collaborative Agreements

Revenue under collaborative agreements was $29.3 million for the six months ended June 30, 2003.  We reported no such revenues for the comparable period in 2002.  The increase is due to the same factors that influenced similar fluctuations in the second quarter discussed above and include the amortization of up-front payments received by Lilly and amounts earned for our co-promotion of Humatrope®.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2003 increased to $95.7 million from $47.5 million for the same period in 2002.  Research and development expenses for the six months ended June 30, 2003, increased to $68.5 million from $37.3 million for the same period in 2002, and general and administrative expenses increased to $23.9 million from $10.2 million for the same period in 2002.

The $31.2 million increase in research and development expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above, and includes costs associated with the continuation and expansion of our exenatide development program, costs associated with the completion of the required clinical trials for SYMLIN® and an increase in our number of employees.

The $13.7 million increase in selling, general and administrative expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above and includes an increase in our number of employees, principally in our commercial organization, and increased facilities and other infrastructure costs required to support this growth.

Other Income and Expense

Interest and other income was $1.7 million for the six-month period ended June 30, 2003, compared to $1.2 million for the same period in 2002.  The increase in interest and other income is due to the same factors that influenced similar fluctuations in the second quarter discussed above.

Interest and other expense was $3.2 million for the six months ended June 30, 2003, compared to $2.9 million for the same period in 2002.  The increase in interest and other income is due to the same factors that influenced similar fluctuations in the second quarter discussed above.

Net Loss

The net loss for the six months ended June 30, 2003 was $68.0 million compared to a net loss of $49.3 million for the same period in 2002.  The increase in the net loss reflects the increased operating expenses partially offset by the increased revenue under collaborative agreements discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN® development expenses through earlier collaboration agreements, payments received pursuant to our September 2002 exenatide collaboration with Lilly and debt financings.  We will continue to consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek to access the capital markets and the timing of any action will depend on a number of factors including progress on our exenatide and SYMLIN® development programs and prevailing market conditions.

At June 30, 2003, we had $370.2 million in cash, cash equivalents and short-term investments as compared to $147.4 million at December 31, 2002.  The increase reflects the $165 million in proceeds from a public offering of common stock completed in January 2003 plus the $146 million in proceeds from a private placement of senior convertible notes completed in June 2003, partially offset by cash expenditures to fund our operations during the six-months ended June 30, 2003.

As of June 30, 2003, we owed Johnson & Johnson $67.2 million pursuant to debt incurred in connection with a collaboration agreement that terminated in 1998.  In July 2003 we repaid all of our indebtedness to Johnson & Johnson for $62.7 million, which represented a discount of 7 % from the face value of the debt on the date of repayment.

 In June 2003, we issued $150.0 million aggregate principal amount of 2.25% convertible senior notes due June 30, 2008 in a private offering. In addition, in July 2003, we issued an additional $25 million aggregate principal amount of the notes. The notes are currently convertible into a total of up to 5.4 million shares of our common stock at $32.55 per share.  Under certain circumstances, the notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued interest. The aggregate net proceeds from the issuance of the notes were approximately $170 million.

We used cash of $85.3 million and $41.3 million for our operating activities in the six months ended June 30, 2003 and 2002, respectively.  Investing activities used $145.0 million and $46.3 million in the six months ended June 30, 2003 and June 30, 2002, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents.  Financing activities provided $314.0 million and $92.3 million in the six months ended June 30, 2003 and 2002, respectively.  These amounts consist of proceeds from the sale of common stock and proceeds from the issuance of convertible senior notes, partially offset by payments on capital leases and notes payable.

Our use of cash for our operating activities in the six months ended June 30, 2003 was $85.3 million and approximately $17.3 million greater than our net loss of $68.0 million.  This is due principally to the amortization of deferred revenue related to the exenatide collaboration of $27.5 million, partially offset by a net source of cash of $5.4 million from changes in our other operating assets and liabilities and non-cash expenses of $4.8 million.  We expect that our operating cash flows will continue to exceed our net loss until Lilly actively begins to share in development costs for exenatide, currently projected for the second half of 2003.

Cash expenditures for research and development activities are expected to increase slightly during the remainder of 2003. Pursuant to our collaboration agreement with Lilly, we are responsible for the first $101.2 million of development costs for exenatide and exenatide LAR subsequent to the consummation of the collaboration agreement. We expect to reach this cumulative amount sometime in the second half of 2003.  Subsequent to the time that we reach this cumulative amount, Lilly will equally share with us in U.S. development costs for exenatide and exenatide LAR.

At June 30, 2003, we were committed to purchase approximately $3.7 million of commercial grade bulk drug material in the subsequent twelve-month period.  If FDA approval for SYMLIN® is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with Johnson & Johnson.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN® or if there is a change in control of the Company.  If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt*	$217,178	$—	$50,309	$150,000	$16,869
Capital lease obligations	47	13	34		—
Operating leases	6,313	3,941	1,904	468	—
Total	$223,538	$3,954	$52,447	$150,468	$16,897

*In July 2003 we repaid all of our outstanding indebtedness to Johnson & Johnson.  In addition, in July 2003, we issued an additional $25 million of convertible senior notes.  After these transactions our total long-term debt was $175 million, all of which matures in 2008.

Cash expenditures for selling, general and administrative expenses are expected to continue to increase during  the remainder of 2003 as the Company prepares for the possible approval of SYMLIN®.  More significant cash expenditures are dependent on the timing of regulatory approval and possible launch of SYMLIN® in the United States and include costs associated with a potential scale-up of our sales and marketing organization, the potential expansion of pre-marketing activities for SYMLIN® and infrastructure costs required to support these activities.

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

Our future capital requirements will depend on many factors, including the timing and costs involved in obtaining regulatory approvals for SYMLIN® and exenatide, whether regulatory approvals for the marketing of SYMLIN® and exenatide are received, our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly, our ability and the extent to which we establish commercialization arrangements for SYMLIN®, our ability to progress with other ongoing and new preclinical and clinical trials, the extent of these trials, scientific progress in our other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents, competing technological and market developments, changes in collaborative relationships and any costs of manufacturing scale-up.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and short-term investments primarily in U.S. government securities and marketable securities of financial institutions and corporations with strong credit ratings.  These instruments have various short-term maturities.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive-investments.  Our debt is not subject to significant swings in valuation as interest rates on our debt approximate current market interest rates.

ITEM 4.  Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (our “CEO”) and our Vice President of Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.  An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 2.   Changes in Securities and Use of Proceeds

On June 23, 2003, we issued, in a private placement, $150 million aggregate principal amount of 2.25% Convertible Senior Notes due June 30, 2008.  On July 22, 2003, we issued an additional $25 million aggregate principal amount of  the notes when the initial purchasers exercised an option to purchase additional notes.  The notes are convertible into our common stock at a conversion rate of 30.7266 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $32.55 per share.

We sold the notes to Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated in reliance upon the private placement exemption afforded by Section 4 (2) of the Securities Act of 1933, as amended.  The initial purchasers offered and sold the notes to “qualified institutional  buyers” under Rule 144A of the Securities Act of 1933, as amended.  We have agreed to file a registration statement under the Securities Act to permit registered resales of the notes and of the common stock issuable upon their conversion.

The aggregate offering price of the notes was $175.0 million, 100% of the principal amount thereof.  The initial purchasers’ discount in connection with the offerings was $5.0 million or 2.9% of the principal amount of the notes.

ITEM 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 14, 2003.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved the Company’s 2001 Equity Incentive Plan, as amended, (iii) approved the Company’s 2003 Non-Employee Directors’ Stock Option Plan and (iv) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

We had 92,656,135 shares of common stock outstanding as of March 19, 2003, the record date for the Annual Meeting.  At the Annual Meeting, 81,742,517 shares of common stock were present in person or represented by proxy for the four proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors

Director	Votes in Favor	Votes Withheld
Vaughn D. Bryson	76,965,515	4,779,002
Joseph C. Cook, Jr.	75,023,446	6,719,071
Ginger L. Graham	76,868,553	4,873,964
Howard E. Greene, Jr.	66,033,988	15,708,529
Terrence H. Gregg	75,035,775	6,706,742
Jay S. Skyler, M.D.	75,005,795	6,736,722
Thomas R. Testman	76,859,717	4,882,800
James N. Wilson	75,007,184	6,735,333

Proposal 2:  Approve the Company’s 2001 Equity Incentive Plan, as amended to increase the aggregate number of shares of common stock authorized for issuance under the 2001 Equity Incentive Plan by 7,500,000 shares.

Votes in Favor:	52,287,174
Votes Against:	9,314,394
Abstentions:	41,724
Broker Non Vote:	20,099,225

Proposal 3:  Approve the Company’s 2003 Non-Employee Directors’ Stock Option Plan

Votes in Favor:	56,770,777
Votes Against:	4,819,485
Abstentions:	53,030
Broker Non Vote:	20,099,225

Proposal 4:  Ratification of selection of Ernst & Young LLP as Independent Auditors of the Company

Votes in Favor:	80,467,424
Votes Against:	1,161,718
Abstentions:	113,374

ITEM 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to our registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)
3.2	Second Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)
4.4	Indenture, dated as of June 23, 2003, between the registrant and J.P. Morgan Trust Company, National Association (as Trustee)
4.5	Form of 2.25% Convertible Senior Note due 2008
4.6	Registration Rights Agreement, dated as of June 23, 2003, between the registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated
10.55	Security Agreement, dated June 30, 2003, between the registrant and Eli Lilly and Company
10.56	Device Development and Manufacturing Agreement, dated July 1, 2003, between the registrant and Eli Lilly and Company*
10.57	Employment agreement, dated May 20, 2003, between the registrant and Julia R. Brown †*
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

† Indicates management or compensatory plan or arrangement.

*Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

1.               The Company filed a Current Report on Form 8-K, dated May 7, 2003, which included the Company’s press release announcing its financial results for the first quarter ended March 31, 2003.

2.               The Company filed a Current Report on Form 8-K, dated June 16, 2003, which included the Company’s press release announcing a proposed offering of  $150 million of convertible senior notes due June 30, 2008.

3.               The Company filed a Current Report on Form 8-K, dated June 18, 2003, which included the Company’s press release announcing the pricing of a private placement of $150 million aggregate principal amount of 2.25% convertible senior notes due June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 13, 2003	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President Finance and Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)