Form 10-Q
period 2003-09-30
AMYLIN PHARMACEUTICALS INC
filed 2003-11-13
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19700

AMYLIN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0266089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9360 Towne Centre Drive, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common Stock, $.001 par value	93,454,797

AMYLIN PHARMACEUTICALS, INC.
TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets

Current Assets:
Cash and cash equivalents	$56,935	$69,415
Short-term investments	232,304	77,943
Inventories	13,337	9,820
Other current assets	7,734	3,203
Total current assets	310,310	160,381

Property and equipment, net	10,484	4,469

Patents and other assets, net	8,255	3,695
	$329,049	$168,545

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$47,322	$25,370
Current portion of deferred revenue	4,286	42,090
Current portion of notes payable and capital lease obligations	146	553
Total current liabilities	51,754	68,013

Deferred revenue, net of current portion	21,300	24,515

Notes payable and other long-term obligations	1,871	63,719

Convertible senior notes	175,000	—

Stockholders’ Equity:
Common stock, $.001 par value, 200,000 shares authorized, 93,408 and 81,979 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	93	82
Additional paid-in capital	702,181	530,023
Accumulated deficit	(623,001)	(517,531)
Deferred compensation	(430)	(443)
Accumulated other comprehensive income	281	167
Total stockholders’ equity	79,124	12,298
	$329,049	$168,545

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,
	2003	2002
Revenue under collaborative agreements	$15,361	$1,538

Operating expenses:
Research and development	40,876	25,818
Selling, general and administrative	14,909	6,166
	55,785	31,984

Loss from operations	(40,424)	(30,446)

Interest and other income	4,455	628
Interest and other expense	(1,535)	(1,481)
Net loss	$(37,504)	$(31,299)

Net loss per share — basic and diluted	$(0.40)	$(0.39)

Shares used in computing net loss per share — basic and diluted	93,199	80,141

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Nine months ended September 30,
	2003	2002
Revenue under collaborative agreements	$44,630	$1,538

Operating expenses:
Research and development	109,386	63,167
Selling, general and administrative	38,841	16,363
Acquired in-process research and development	3,300	—
	151,527	79,530

Loss from operations	(106,897)	(77,992)

Interest and other income	6,192	1,831
Interest and other expense	(4,765)	(4,430)
Net loss	$(105,470)	$(80,591)

Net loss per share — basic and diluted	$(1.15)	$(1.03)

Shares used in computing net loss per share — basic and diluted	92,030	78,156

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

Nine months ended September 30,

	2003	2002
Operating activities:
Net loss	$(105,470)	$(80,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,585	1,385
Inventory reserve	415	640
Net book value of abandoned patents	51	272
Amortization of deferred compensation	77	69
Stock-based compensation	85	103
Amortization of debt discount	655	898
Accrued interest added to notes payable	2,701	3,485
Gain on early retirement of notes payable	(3,567)	—
Changes in operating assets and liabilities:
Inventories	(3,932)	(1,641)
Other current assets	(4,398)	(1,016)
Accounts payable and accrued liabilities	22,036	10,178
Deferred revenue	(41,019)	78,462
Other assets and liabilities, net	1,696	218
Net cash flows provided by (used for) operating activities	(128,085)	12,462

Investing activities:
Purchases of short-term investments	(330,574)	(119,341)
Sales and maturities of short-term investments	176,194	80,042
Purchase of fixed assets	(8,096)	(1,393)
Increase in patents	(438)	(502)
Net cash flows used for investing activities	(162,914)	(41,194)

Financing activities:
Principal payments on capital leases and notes payable	(63,113)	(410)
Issuance of convertible debt, net	169,696	—
Issuance of common stock, net	171,936	123,801
Net cash flows provided by financing activities	278,519	123,391

Change in cash and cash equivalents	(12,480)	94,659

Cash and cash equivalents at beginning of period	69,415	22,395
Cash and cash equivalents at end of period	$56,935	$117,054

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of September 30, 2003, and for the three and nine month periods ended September 30, 2003, and September 30, 2002, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101’’), “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone and the expiration of stock conversion rights, if any, associated with such payments. Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods.  Common stock equivalents from stock options and warrants of 5.5 million and 4.1 million for the three and nine months ended September 30, 2003, respectively, and common stock equivalents of 4.0 million and 3.7 million for the three and nine months ended September 30, 2002, respectively, are excluded from the calculation of diluted loss per share because the effect is antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(37,504)	$(31,299)	$(105,470)	$(80,591)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3,154	2,586	9,343	7,065
Pro forma net loss	$(40,658)	$(33,885)	$(114,813)	$(87,656)
Earnings per share:
Basic and diluted – as reported	$(0.40)	$(0.39)	$(1.15)	$(1.03)
Basic and diluted – pro forma	$(0.44)	$(0.42)	$(1.25)	$(1.12)

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on January 1, 2004.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 is not expected to have a material impact on the results of operations or the financial position of the Company.

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

3.     Inventories

Inventories are stated at the lower of cost (FIFO) or market and consist primarily of SYMLIN® (pramlintide acetate) bulk drug material, which will be used in the manufacture of finished SYMLIN® drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals.  At September 30, 2003, total inventories were approximately $13.3 million, of which approximately $1.0 million was in finished form.

4.     Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires reporting and displaying comprehensive income (loss) and its components, which for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the nine months ended September 30, 2003 and 2002, the comprehensive loss consisted of (in thousands):

	Nine months ended September 30,
	2003	2002

Net loss	$(105,470)	$(80,591)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	114	(177)
Comprehensive loss	$(105,356)	$(80,768)

5.     Convertible Senior Notes

In June 2003, the Company issued $150 million aggregate principal amount of convertible senior notes due June 30, 2008 in a private placement.  In July 2003, the Company issued an additional $25 million aggregate principal amount of the notes when the initial purchasers exercised in full an option to purchase additional notes.  The Company has filed a registration statement under the Securities Act to permit registered resale of the notes and of the common stock issuable upon conversion.  The Company intends to use a portion of the net proceeds from these transactions for research and development, the planned commercialization of SYMLIN® and for general corporate purposes.  In addition, the Company used some of the net proceeds from these transactions to repay all of its outstanding indebtedness to Johnson & Johnson (Note 9).

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

Debt issuance costs of $5.3 million were incurred in connection with the issuance of the notes and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

6.     Stockholders’ Equity

On January 23, 2003, the Company completed a public offering of approximately 10.5 million shares of its common stock at a price of $16.60 per share.  This offering was completed pursuant to a $175 million universal shelf registration statement initially filed with the Securities and Exchange Commission in November 2002.  This transaction generated net proceeds of approximately $165 million for the Company.

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

8.     Acquired In-Process Research and Development

On January 29, 2003, the Company completed an acquisition from Restoragen, Inc. of a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, targeted for the treatment of congestive heart failure.  In connection with the transaction, the Company also acquired rights to various GLP-1 related patents.  The Company paid Restoragen approximately $3.3 million at closing and expects to pay an additional $0.7 million in the quarter ending December 31, 2003.

This compound is in early Phase 2 development and no alternative future use was identified.  As with many early Phase 2 compounds, launch of products, if approved is not expected in the near term.  Accordingly, the Company recorded a charge for acquired in-process research and development of $3.3 million in the quarter ended March 31, 2003.

9.     Early Retirement of Note Payable

On July 18, 2003, the Company repaid all its outstanding indebtedness to Johnson & Johnson for $62.7 million, representing a discount of 7% from face value on the date of payment.   This transaction resulted in a gain of $3.6 million, which is included in interest and other income in the accompanying condensed consolidated statements of operations for the three and nine-months ended September 30, 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of risks and uncertainties including, among other things, risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of New Drug Applications, generally, risks and uncertainties that approvals of SYMLIN®, if obtained, may be delayed and/or limited to specific indications, our ability to commercialize SYMLIN®, if approved, our ability to enter into manufacturing, sales distribution, marketing and/or corporate partnering agreements with respect to SYMLIN®, the results of our preclinical and clinical studies of our drug candidates, including SYMLIN®, exenatide (synthetic exendin-4), exenatide LAR, AC2592 (GLP-1), AC3056 and AC162352 (Peptide YY 3-36), risks associated with our exenatide collaboration with Eli Lilly and Company, or Lilly, including our ability to achieve development and commercialization milestones and objectives under the collaboration agreement, the timing for Lilly’s sharing in development costs for exenatide, and potential liability and indemnification obligations arising out of ongoing litigation.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Liquidity and Capital Resources” herein as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, and our most recently filed registration statement on Form S-3, under the heading “Risk Factors Related to Our Business.”

Background

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes and other metabolic diseases. We currently have two lead drug candidates in late stage development for the treatment of diabetes, SYMLIN® and exenatide.  We have a third drug candidate, AC3056, for the treatment of atherosclerosis-related cardiovascular disease, in early stage clinical development.  In January 2003, we acquired a Phase 2 program utilizing continuous infusion of GLP-1, referred to as AC2592, for the treatment of patients with severe congestive heart failure.  We are also studying AC162352, our preclinical candidate for the potential treatment of obesity.  We maintain a focused research and development program to discover and in-license additional drug candidates for metabolic diseases.

In May 2003, we reported that results from a SYMLIN® dose-titration study in approximately 300 patients with type 1 diabetes met prospectively defined parameters for the non-inferiority objective of the study.  In addition, compared to the control group, SYMLIN®-treated subjects (1) used 12% less insulin overall, (2) achieved a significant reduction in post-meal blood glucose concentrations and (3) experienced a reduction in body weight.  The difference in the mean weight change from baseline between the SYMLIN®-treated patients and the control group was approximately six pounds.

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

In August 2003, we reported that exenatide (synthetic exendin-4) produced statistically significant, dose-dependent reductions in the primary glucose control endpoint in a seven-month Phase 3 pivotal study in people with type 2 diabetes failing to achieve target blood glucose levels with metformin alone.  The subjects receiving exenatide also showed statistically significant reductions in body weight.  Consistent with exenatide’s glucose-dependent action, no difference was observed in rates of mild to moderate hypoglycemia between the exenatide and placebo groups, and no severe hypoglycemia was observed.  These results are consistent with the findings from our ongoing open-label study of exenatide presented at the American Diabetes Association’s 63rd Scientific Sessions in New Orleans, Louisiana in June 2003.

The average entry A1C for subjects entering our study was 8.2 percent.  At the end of the study, nearly half (46%) of the participants receiving the highest dose of exenatide (10 micrograms twice daily) reduced their average glucose levels to less than or equal to 7 percent.  Subjects receiving the highest dose of exenatide ended the study with an average A1C of 7.3 percent.

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

In November 2003, we reported that exenatide produced statistically significant, dose-dependent reductions in the glucose control endpoint in our second Phase 3 pivotal study.  This study was a seven-month study in people with type 2 diabetes failing to achieve target blood glucose levels with sulfonylurea alone.  Reductions in average blood glucose were similar to reductions observed in the first exenatide pivotal study announced in August 2003.  At the end of the study, 41 percent of subjects completing the study on the highest dose of exenatide (10 micrograms twice daily) reduced their A1C levels to less than or equal to 7 percent.  The subjects receiving the highest dose of exenatide also showed statistically significant reductions in body weight.

Of the 377 randomized subjects, approximately two-thirds received exenatide and one-third received placebo.  Those on active drug received an introductory 5-microgram dose of exenatide for one month, given by subcutaneous injection twice a day at breakfast and dinner.  This was followed by six months of exposure to doses of either 5 micrograms or 10 micrograms given twice a day at breakfast and dinner.

Overall, no severe hypoglycemia was observed.  As glucose control improved in the exenatide arms of the study, the rate of mild to moderate, sulfonylurea-induced hypoglycemia increased.  Patients in the study were instructed to maintain their maximally effective dose of sulfonylurea unless hypoglycemia occurred, at which point they were instructed to reduce their dose of sulfonylurea.  Patients treated with the highest dose of exenatide showed the greatest improvement in A1C and a 36% incidence of mild to moderate hypoglycemia.  In contrast, the placebo arm, with no improvement in A1C, had an incidence of hypoglycemia of 3%.  Only one subject receiving exenatide withdrew from the study due to mild to moderate hypoglycemia.

Although nausea was the most frequent adverse event, it was transient in nature and only eight patients receiving exenatide discontinued as a result.  Antibody formation observed in this study is consistent with previous exenatide data reported to date.  The data do not demonstrate a relationship between antibody formation and exenatide’s sustained effect on A1C.

The results of these two pivotal studies, as well as the results from the third and final Phase 3 pivotal study are intended to form the basis of a submission to the FDA, currently anticipated in mid-2004.  The third trial is evaluating the effects of adding exenatide to the treatment regimens of subjects unable to reach target glucose levels while using a combination of metformin and sulfonylureas, commonly used oral treatments for patients with type 2 diabetes.  There can be no assurances that the data from the third pivotal trial will confirm the preliminary results from the first two studies or that exenatide will receive regulatory approval.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. Substantially all of our revenues to date have been derived from fees and expense reimbursements under earlier SYMLIN® collaborative agreements, and more recently, our exenatide collaboration agreement with Lilly. We currently have no product sales and have not received any revenues from the sale of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  As of September 30, 2003, our accumulated deficit was approximately $623 million.

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

Results of Operations

Three Months Ended September 30, 2003

Revenue Under Collaborative Agreements

Revenue under collaborative agreements was $15.4 million for the quarter ended September 30, 2003, compared to $1.5 million for the same period in 2002.  The revenue in the current quarter consists primarily of the amortization to revenue of a portion of the $80 million non-refundable, up-front payment made by Lilly to us pursuant to our exenatide collaboration agreement entered into in September 2002.  The increase in the current quarter reflects a full period of amortization in the quarter ended September 30, 2003 as compared to a partial quarter of amortization in 2002 due to the signing of the collaboration in September of that year.  In the quarter ended September 30, 2003, revenue under collaborative agreements also include amounts earned in connection with the Company’s co-promotion of Humatrope®, Lilly’s recombinant human growth hormone product.

The amount of future revenue under collaborative agreements is dependent upon the timing, extent and relative proportion of total development costs for exenatide and exenatide LAR incurred by Amylin and by Lilly.  Our collaboration agreement with Lilly provides for equal sharing of development expenses and operating profits in the U.S.  At signing, Lilly made $80 million of up-front payments to us, and we agreed to incur the first $100 million of development costs subsequent to the commencement of the collaboration.  Accordingly, we recorded 100% of the U.S. development expenses for exenatide to date, whether incurred by us or by Lilly, and we recorded as revenue 50% of these development costs through an amortization of a portion of Lilly’s up-front payments.

During the third quarter of 2003, we reached the $100 million level of cumulative exenatide development expenses.  In future periods, we will continue to lead exenatide development and will record, as research and development expenses, the costs incurred directly by us.  It is planned that Lilly will also directly incur exenatide development expenses and will make cash payments to us to equalize development costs.  We will record these payments as revenue under collaborative agreements.

Subject to further success of the exenatide development program, we may receive milestone payments from Lilly.  Recognition as revenue of any milestone payments we receive from Lilly will be subject to the completion of certain performance requirements and the expiration of stock conversion rights, if any, associated with such payments.

Operating Expenses

Total operating expenses for the three months ended September 30, 2003 increased to $55.8 million from $32.0 million for the same period in 2002.  Research and development expenses for the three months ended September 30, 2003 increased to $40.9 million from $25.8 million for the comparable period in 2002, and selling, general and administrative expenses increased to $14.9 million from $6.2 million for the comparable period in 2002.

The $15.1 million increase in research and development expenses in the third quarter of 2003, as compared to the same period in 2002 primarily reflects increased costs associated with the continuation and expansion of our exenatide development program, including costs to conduct the three pivotal Phase 3 trials for exenatide, open-label extensions of these trials, costs associated with manufacturing scale-up for exenatide, and the continued development of drug delivery devices for SYMLIN® and exenatide.

Research and development expenses are not expected to change materially from current levels during the fourth quarter of 2003.   Changes in our research and development expenses in future periods will be driven primarily by the rate of further expansion of our exenatide, exenatide LAR and our earlier stage development programs.

The $8.7 million increase in selling, general and administrative expenses in the third quarter of 2003 as compared to the same period in 2002 reflects primarily an increase in our number of employees, including the hiring of a sales force consisting of 45 representatives to co-promote Humatrope®, and to a lesser extent increased facilities and other infrastructure costs required to support our growth.  The increase in selling, general and administrative expenses also reflects costs associated with our commercialization plans for SYMLIN®, including increased medical education and other pre-launch activities and the continued expansion of our commercial organization.  Selling general and administrative expenses are not expected to increase materially from current levels in the fourth quarter of 2003.

Other Income and Expense

Interest and other income was $4.5 million for the three months ended September 30, 2003 compared to $0.6 million for the same period in 2002.   The increase in interest and other income primarily reflects a $3.6 million gain on early retirement of debt (Note 9) and to a lesser extent higher average cash balances available for investment, partially offset by lower market interest rates in the current quarter as compared to the same period in 2002.

Interest and other expense was $1.5 million for the three months ended September 30, 2003, compared to $1.5 million for the same period in 2002.

Net Loss

The net loss for the quarter ended September 30, 2003, was $37.5 million compared to a net loss of $31.3 million for the same period in 2002.  The increase in the net loss primarily reflects the increased operating expenses partially offset by increases in revenue from our collaborative agreements with Lilly and interest and other income discussed above.

We expect to incur substantial operating losses for the remainder of 2003 and at least the next few years due to continuing expenses associated with the continuation and potential expansion of our research and development programs, including the clinical development of exenatide, exenatide LAR, AC162352, AC2952, and AC3056, preparation for the planned commercialization of SYMLIN® and exenatide, and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Nine Months Ended September 30, 2003

Revenue Under Collaborative Agreements

Revenue under collaborative agreements was $44.6 million for the nine months ended September 30, 2003, compared to $1.5 for the comparable period in 2002.  The $43.1 million increase is due to the same factors that influenced similar fluctuations in the third quarter discussed above and includes the amortization of up-front payments received by Lilly and amounts earned for our co-promotion of Humatrope®.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2003 increased to $151.5 million from $79.5 million for the same period in 2002.  Research and development expenses for the nine months ended September 30, 2003, increased to $109.4 million from $63.2 million for the same period in 2002, and general and administrative expenses increased to $38.8 million from $16.4 million for the same period in 2002.  We incurred a $3.3 million charge for acquired in-process research and development in the nine months ended September 30, 2003 and had no such charge for the comparable period in 2002 (Note 8).

The $46.2 million increase in research and development expenses in the current nine-month period is due to the same factors that influenced similar fluctuations in the third quarter discussed above, and includes primarily costs associated with the continuation and expansion of our exenatide development program.

The $22.4 million increase in selling, general and administrative expenses in the current nine-month period is due to the same factors that influenced similar fluctuations in the third quarter discussed above and includes an increase in our number of employees, principally in our commercial organization, and increased facilities and other infrastructure costs required to support this growth.

Other Income and Expense

Interest and other income was $6.2 million for the nine-month period ended September 30, 2003, compared to $1.8 million for the same period in 2002.  The increase in interest and other income is due to the same factors that influenced similar fluctuations in the third quarter discussed above and includes a $3.6 million gain on early retirement of debt (Note 9) and also reflects higher average cash balances available for investment, partially offset by lower market interest rates in the current period as compared to the same period in 2002.

Interest and other expense was $4.8 million for the nine months ended September 30, 2003, compared to $4.4 million for the same period in 2002.

Net Loss

The net loss for the nine months ended September 30, 2003 was $105.5 million compared to a net loss of $80.6 million for the same period in 2002.  The increase in the net loss reflects the increased operating expenses, partially offset by the increases in revenue under collaborative agreements and interest and other income discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, reimbursement of SYMLIN® development expenses through earlier collaboration agreements, payments received pursuant to our September 2002 exenatide collaboration with Lilly and debt financings.  We will continue to consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek to access the capital markets and the timing of any action will depend on a number of factors including progress on our exenatide development program, the regulatory approval and possible launch of SYMLIN® and prevailing market conditions.

At September 30, 2003, we had $289.2 million in cash, cash equivalents and short-term investments as compared to $147.4 million at December 31, 2002.  The increase reflects the $165 million in net proceeds from a public offering of common stock completed in January 2003 plus the $170 million in proceeds from a private placement of senior convertible notes completed in June and July 2003, partially offset by our July 2003 repayment of our outstanding indebtedness to Johnson & Johnson for  $62.7 million and cash expenditures to fund our operations during the nine-months ended September 30, 2003.

In June 2003, we issued $150.0 million aggregate principal amount of 2.25% convertible senior notes due June 30, 2008 in a private placement and in July 2003, we issued an additional $25 million aggregate principal amount of the notes. The notes are currently convertible into a total of up to 5.4 million shares of our common stock at $32.55 per share.  Under certain circumstances, the notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued interest. The aggregate net proceeds from the issuance of the notes were approximately $170 million.

Our operating activities used cash of $128.1 million and provided cash of $12.5 million in the nine months ended September 30, 2003 and 2002, respectively.  Investing activities used $162.9 million and $41.2 million in the nine months ended September 30, 2003 and September 30, 2002, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents.  Financing activities provided $278.5 million and $123.4 million in the nine months ended September 30, 2003 and 2002, respectively.  These amounts consist of proceeds from the sale of common stock and proceeds from the issuance of convertible senior notes, partially offset by payments on capital leases and notes payable.

Our use of cash for our operating activities in the nine months ended September 30, 2003 was approximately $22.6 million greater than our net loss of $105.5 million.  This is due principally to the amortization of deferred revenue related to the exenatide collaboration of $41.0 million, partially offset by a net source of cash of $15.4 million from changes in our other operating assets and liabilities and net non-cash expenses of $3.0 million.  We expect to use approximately $140-$150 million for our operating activities in fiscal year 2003 and finish the year with greater than $260 million in cash and cash equivalents.  This assumes payments from Lilly, consisting of milestones and cost-sharing reimbursements, which are contingent upon the continued success of the exenatide Phase 3 development program.

  Pursuant to our collaboration agreement with Lilly, we were responsible for the first $100 million of exenatide development costs subsequent to the commencement of the collaboration agreement.  We reached this cumulative amount in the third quarter of 2003.  In future periods Lilly will make cash payments to us to equalize development expenses in the United States.  The amount of these anticipated payments from Lilly will be dependent upon the proportion of each of Amylin and Lilly’s development expenses in relation to the total.  While we expect to continue to incur the majority of the development expenses for exenatide, we expect Lilly to incur a higher relative share of exenatide development expenses as we continue the development of exenatide subsequent to the completion of the pivotal Phase 3 trials in the fourth quarter of 2003.

At September 30, 2003, we were committed to purchase approximately $13.0 million of commercial grade bulk drug material in the subsequent twelve-month period.  If FDA approval for SYMLIN® is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with Johnson & Johnson.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN® or if there is a change in control of the Company.  If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$175,000	$—	$—	$175,000	$—
Capital lease obligations	42	11	31	—	—
Operating leases	8,458	4,304	2,417	1,583	154
Total	$183,500	$4,315	$2,448	$176,583	$154

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

We anticipate continuing our ongoing development programs and may begin other long-term development projects.  These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful.  We are in the process of securing agreements with manufacturers to provide long term supplies of materials and finished drug product for both Symlin® and exenatide.  We have long term agreements for bulk SYMLIN® with two suppliers and can obtain product from a third supplier.  We entered into a short-term commercial supply agreement with one manufacturer for the fill-finish of SYMLIN® in vials and are in negotiations with other fill-finish manufacturers to provide a long-term supply. We believe we can manufacture sufficient finished product in vials to supply our needs until additional long-term fill-finish suppliers are providing commercial supplies.  Establishing additional suppliers and sufficient inventory as part of our plan may cause us to spend more on manufacturer qualification and inventory in the near-term.  There can be no assurances that we will be able to establish sufficient inventory or satisfactory long-term relationships with manufacturers.

We will need to obtain additional funds from outside sources to continue research and development activities, fund operating expenses, establish manufacturing sources and inventory, pursue regulatory approvals and build sales and marketing capabilities as necessary.   These sources may include private and/or public offerings of common or preferred stock or debt, revenues and expense reimbursements from collaborative agreements for one or more of our drug candidates, or a combination thereof.  There can be no assurances that such financing will be available on reasonable terms, if at all.  If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our product development programs, or pursue other alternatives.

Our future capital requirements will depend on many factors, including the timing and costs involved in obtaining regulatory approvals for SYMLIN® and exenatide, whether regulatory approvals for the marketing of SYMLIN® and exenatide are received, our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly, our ability and the extent to which we establish commercialization arrangements for SYMLIN®, our ability to progress with other ongoing and new preclinical and clinical trials, the extent of these trials, scientific progress in our other research and development programs, the magnitude of these programs, the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents, competing technological and market developments, changes in collaborative relationships and any costs of manufacturing scale-up.

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

ITEM 4.  Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Vice President of Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003.  An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)
10.58	Registrant’s 2003 Non-Employee Directors’ Stock Option Plan Stock Option Agreement, as amended
10.59	Registrant’s 2001 Equity Incentive Plan Stock Option agreement, as amended
10.60	Registrant’s 2001 Equity Incentive Plan Stock Option agreement, as amended
10.61	Employment Agreement dated June 9, 2003, between the Registrant and Ginger L. Graham †
10.62	Manufacturing Agreement dated May 12, 2003, between the Registrant and UCB S.A. *
10.63	Limited Manufacturing and Supply Agreement dated June 16, 2003, between the Registrant and OMJ Pharmaceuticals, Inc. *
10.64	Amendment No. 1 to Registrant’s Change in Control Employee Severance Benefit Plan †
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certifications pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

† Indicates management or compensatory plan or arrangement required to be identified.

* Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

1.     The Company filed a Current Report on Form 8-K, dated July 18, 2003, which included the Company’s press release announcing that the initial purchasers for the Company’s convertible senior notes had elected to exercise their option to purchase an additional $25 million  aggregate principal amount of the notes.

2.     The Company filed a Current Report on Form 8-K, dated August 14, 2003, which included the Company’s press release announcing its financial results for the second quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: November 13, 2003	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President Finance and Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)