Form 10-Q/A
period 2003-06-30
AMYLIN PHARMACEUTICALS INC
filed 2004-02-09
CIK 881464

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2004
Common Stock, $.001 par value	93,675,290

AMYLIN PHARMACEUTICALS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit 10.56
Exhibit 31.3
Exhibit 31.4

AMYLIN PHARMACEUTICALS, INC.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to amend Exhibit 10.56 to the Company’s Form 10-Q originally filed on August 14, 2003 (the “Form 10-Q”).  No revisions have been made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

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

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)
4.4	Indenture, dated as of June 23, 2003, between the registrant and J.P. Morgan Trust Company, National Association (as Trustee)(1)
4.5	Form of 2.25% Convertible Senior Note due 2008(1)
4.6	Registration Rights Agreement, dated as of June 23, 2003, between the registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated(1)
10.55	Security Agreement, dated June 30, 2003, between the registrant and Eli Lilly and Company(1)
10.56	Device Development and Manufacturing Agreement, dated July 1, 2003, between the registrant and Eli Lilly and Company*(1)
10.57	Employment agreement, dated May 20, 2003, between the registrant and Julia R. Brown †*(1)
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(1)
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(1)
31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, related to this Amendment No. 1 to Form 10-Q.
31.4	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, related to this Amendment No. 1 to Form 10-Q.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002(1)

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

(1) Previously filed as an exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: February 9, 2004	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President Finance and Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)