Form 10-Q/A
period 2003-09-30
AMYLIN PHARMACEUTICALS INC
filed 2004-02-09
CIK 881464

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

SIGNATURE

Exhibit 10.62

Exhibit 10.63

Exhibit 31.3

Exhibit 31.4

AMYLIN PHARMACEUTICALS, INC.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to amend Exhibits 10.62 and 10.63 to the Company’s Form 10-Q originally filed on November 13, 2003 (the “Form 10-Q”).  No revisions have been made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

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

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)
10.58	Registrant’s 2003 Non-Employee Directors’ Stock Option Plan Stock Option Agreement, as amended(1)
10.59	Registrant’s 2001 Equity Incentive Plan Stock Option agreement, as amended(1)
10.60	Registrant’s 2001 Equity Incentive Plan Stock Option agreement, as amended(1)
10.61	Employment Agreement dated June 9, 2003, between the Registrant and Ginger L. Graham †(1)
10.62	Manufacturing Agreement dated May 12, 2003, between the Registrant and UCB S.A. *(1)
10.63	Limited Manufacturing and Supply Agreement dated June 16, 2003, between the Registrant and OMJ Pharmaceuticals, Inc. *(1)
10.64	Amendment No. 1 to Registrant’s Change in Control Employee Severance Benefit Plan †(1)
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(1)
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(1)
31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, related to this Amendment No. 1 to Form 10-Q.
31.4	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, related to this Amendment No. 1 to Form 10-Q.
32.1	Certifications pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002(1)

† Indicates management or compensatory plan or arrangement required to be identified.

* Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Previously filed as an exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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