Form 10-K
period 2003-12-31
AMYLIN PHARMACEUTICALS INC
filed 2004-03-12
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-19700

AMYLIN PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0266089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9360 Towne Centre Drive, Suite 110 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

The aggregate market value of the common stock of the registrant, as of June 30, 2003, held by non-affiliates was $1,446,463,042.

The number of shares outstanding of the registrant’s common stock was 93,837,889 as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders to be held on May 5, 2004 are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2003.

You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document or incorporated here by reference. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this annual report.

Except for the historical information contained herein, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties.  These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences are described below in “Risk Factors Related To Our Business,” as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. We assume no obligation to update any forward-looking statement.

PART I

Item 1. Business

Amylin Pharmaceuticals, Inc.

We are a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease. We currently have two first-in-class lead drug candidates in late stage development for the treatment of diabetes, SYMLIN® (pramlintide acetate) and exenatide.  In June 2003, we submitted an amendment to our SYMLIN New Drug Application, or NDA, to address questions from the United States Food and Drug Administration, or FDA.  In December 2003, we received a second approvable letter from the FDA indicating that SYMLIN is approvable for marketing in the United States as an adjunctive therapy with insulin, subject to our providing the FDA additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia.  We believe that existing data generated since our June 2003 amendment to our SYMLIN NDA could provide the necessary data requested by the FDA.  We are currently in discussions with the FDA regarding the specific requirements for approval.

Our second drug candidate, exenatide, is being investigated for its potential to treat people with type 2 diabetes who fail to reach target blood glucose levels with diet, exercise, and metformin, sulfonylureas or a combination of metformin and sulfonylureas.  Exenatide is the first of a new class of compounds known as incretin mimetics.  We completed three pivotal Phase 3 clinical trials on exenatide in late 2003, and in December 2003, we received $35 million in milestone payments from Eli Lilly and Company, or Lilly, our collaboration partner for exenatide.  All of the pivotal studies met the primary glucose control endpoint as measured by hemoglobin A1C, or A1C.  A1C is a measure that reflects average glucose levels over the prior 3 to 4 month period.  We believe the data from our Phase 3 program provides a solid base for a regulatory submission to the FDA, currently projected for mid-2004.  Additionally, we are developing a sustained release formulation of exenatide, exenatide LAR, that is in a Phase 2 clinical program.  We have a collaboration agreement with Lilly for the worldwide development and commercialization of exenatide and sustained release formulations of exenatide.

We are developing additional drug candidates for the treatment of obesity.  This includes a Phase 2 program for AC137 (pramlintide acetate) which is the same compound as SYMLIN and a Phase 1 program for AC162352 (PYY 3-36).  We also have two drug candidates for the treatment of cardiovascular disease.  This includes a Phase 2 program for AC2592 (glucagon-like peptide 1, or GLP-1) for the treatment of severe congestive heart failure and a Phase 1 program for AC3056 for the treatment of atherosclerosis-related cardiovascular disease.  We maintain a discovery research program focused on peptide therapeutics and are actively seeking to in-license additional drug candidates.

Our principal executive offices are located at 9360 Towne Centre Drive, Suite 110, San Diego, CA 92121, and our telephone number is (858) 552-2200.  We were incorporated in Delaware in September 1987.  We maintain a website at www.amylin.com.  The reference to our worldwide web address does not constitute incorporation by reference of the information contained on our website.

Our periodic and current reports that we file with the Securities and Exchange Commission, or SEC, are available free of charge, on our website at www.amylin.com, as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the SEC.

Product Pipeline

	Drug Discovery	Preclinical Development	Clinical Studies			Regulatory Review	Commercialization
			P1	P2	P3
SYMLIN®						X
Exenatide					X
Exenatide LAR				X
AC2592				X
AC137				X
AC162352			X
AC3056			X
Peptide Programs	X	X

Diabetes

Diabetes is a major health problem in most developed countries and is the fifth leading cause of death by disease in the United States. It is a progressive disease caused primarily by a deficiency of the hormone insulin, which is secreted by the pancreas, or a failure of the body to properly use available insulin. Diabetes is characterized by poor control of blood sugar, or glucose, concentrations and frequently results in severe long-term complications, such as heart, eye, kidney and peripheral vascular diseases.

It is estimated that over 194 million people worldwide have diabetes. Of that population, approximately 18 million have type 1 diabetes, also known as juvenile onset diabetes, and approximately 159 million have type 2 diabetes, also known as adult-onset diabetes. In the United States alone, in 2002 there were approximately 13 million people diagnosed with diabetes, and approximately 1.3 million new cases of diabetes are diagnosed each year.

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

•                  neuropathy, a condition where there is damage to the nervous system; and

•                  peripheral vascular disease.

Weight control and obesity are also major problems for patients with diabetes, particularly for those people using insulin as part of their treatment regimen. Other metabolic complications resulting from diabetes and associated metabolic disorders include high blood pressure and dyslipidemia, the abnormal metabolism of fat. These undesired metabolic effects may result in additional complications involving large blood vessels, which can lead to heart attacks, strokes and amputations of lower extremities. Further, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient’s quality of life. Collectively, these complications and associated metabolic disorders can lead to increased pain, suffering, reduced quality of life and early death.

The most widely accepted measure of long-term blood glucose is glycated hemoglobin, or A1C. A person’s A1C level is a recognized indicator of that individual’s average blood glucose concentrations over a 3 to 4-month period. Lower A1C levels indicate better blood glucose control, on average. A1C levels in people without diabetes are usually less than 6%. The American Diabetes Association’s Clinical Practice Recommendations suggest that people with diabetes should aim for an A1C level that is lower than 7%. Only a minority of people diagnosed with diabetes in the United States are able to achieve the American Diabetes Association’s recommended target A1C level, even with available drug therapies. Additionally, aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there is a pressing need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

In 1993, a landmark study in patients with type 1 diabetes, called the Diabetes Control and Complications Trial, showed that improved glucose control — as measured by any reduction in an individual’s A1C level — reduced the incidence of long-term complications. In 1998, a similar landmark study in patients with type 2 diabetes, the United Kingdom Prospective Diabetes Study, reported similar conclusions for type 2 diabetes. Unfortunately, both of these studies showed that available therapies cannot mitigate the progressive nature of diabetes and long-term complications are to be expected.

SYMLIN® (pramlintide acetate)

SYMLIN is a unique injectable drug candidate intended for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. Other than insulin and insulin analogues, SYMLIN is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical trials since the discovery of insulin approximately 80 years ago. SYMLIN is intended to improve blood glucose control in people treated with insulin alone, or insulin plus one or more oral medications, without causing an increase in body weight.

Scientific Overview.    SYMLIN is a synthetically manufactured analog of the human hormone, amylin. It is the first member of a new class of therapeutic medications known as amylinomimetic agents, or amylin receptor agonists. Amylinomimetic agents mimic the actions of the hormone amylin and have demonstrated activity in blood glucose regulation. Amylin is made in and secreted from the same cells in the pancreas that make and secrete insulin. These pancreatic cells are called beta cells. Amylin complements the actions of insulin, and these two hormones work together with another pancreatic hormone, glucagon, to help maintain normal glucose concentrations. Along with insulin, amylin concentrations normally increase and glucagon levels decrease after meals.

In people with type 1 diabetes, insulin and amylin concentrations are extremely low or undetectable and do not increase after meals, and conversely, glucagon levels tend to rise after meals. In people with type 2 diabetes whose disease has progressed to the point where they need insulin therapy, the normal post-meal increase in insulin and amylin concentrations also fails to occur and glucagon levels also are inappropriately elevated in the post-meal period. These hormonal abnormalities contribute significantly to the disturbance of glucose metabolism in the context of a meal. Replacement of insulin alone, the current therapy, cannot replace amylin’s actions, nor can insulin normalize post-meal glucagon concentrations.

Clinical Trials.    Approximately 5,000 patients have been treated with SYMLIN. We have completed six Phase 3 clinical trials with various doses of SYMLIN as well as numerous Phase 2 and Phase 1 trials. Additionally, we completed long-term open-label safety trials and open-label extensions of the Phase 3 clinical trials to assess long-term effects of SYMLIN. Our Phase 3 trials have shown a statistically significant reduction in A1C levels for both type 1 and insulin-using type 2 patients. Data from our short-term clinical trials involving both type 1 and insulin-using type 2 patients with diabetes showed that SYMLIN, as an adjunct to insulin:

•                  prevented the abnormal rise in glucagon after meals;

•                  slowed the rate of gastric emptying; and

•                  reduced the range of after-meal variations in blood glucose levels.

Collectively, across all of our long-term Phase 3 clinical trials, patients with type 1 diabetes and type 2 diabetes receiving the recommended dosage of SYMLIN in addition to their existing diabetes therapy achieved an average additional reduction in A1C of 0.3% and 0.4%, respectively, at the end of 26 weeks, compared to patients using insulin with placebo. In these studies, patients with type 2 diabetes who were treated with SYMLIN lost an average of 3.3 pounds during the trial period, while patients with type 2 diabetes in the control group gained an average of 0.7 pounds. Trial participants with type 1 diabetes who received the recommended dose of SYMLIN lost an average of 2.4 pounds at the end of 26 weeks, while those patients receiving insulin and placebo gained an average of 1.5 pounds.

In our long-term clinical trials of 26 or 52 weeks, the addition of SYMLIN did not adversely affect patients’ lipids or blood pressure. The most commonly occurring side effects in our SYMLIN trials have been nausea, anorexia and vomiting, which were generally mild to moderate in intensity, were dose related, occurred early in treatment and generally dissipated over time.

In April 2002, after consultation with the FDA, we initiated a seven-month dose titration study of SYMLIN focused on safety involving approximately 300 subjects with type 1 diabetes.  We also conducted four smaller studies to clarify suggested prescribing information.  In May 2003, we reported that results from the dose titration study met prospectively defined parameters for the non-inferiority objective of the study.  The dose titration study was conducted in patients who were intensively managing their disease with either multiple daily injections or insulin pump therapy.  In addition to reductions in A1C consistent with the non-inferiority objective of the study, SYMLIN-treated subjects used 12% less insulin overall compared to the control group.  SYMLIN was also associated with a significant reduction in post-meal blood glucose concentrations compared to the control group using insulin alone.  At the end of the study, SYMLIN-treated patients experienced a reduction in body weight while the control group gained weight.  The difference in the mean weight change from baseline between the SYMLIN-treated patients and the control group was approximately six pounds.

The data also indicate that the SYMLIN dose titration protocol reduced the impact of nausea and the event rate of severe hypoglycemia during the initiation phase of this study compared to earlier pivotal trials.  Overall severe hypoglycemia event rates for the entire study period for both the SYMLIN and placebo groups were similar to rates seen in the Diabetes Control and Complications Trial, a landmark study in type 1 diabetes.  Approximately 75% of the SYMLIN-treated subjects progressed to the highest dose of 60 micrograms, in accordance with the protocol, and experienced a similar rate of severe hypoglycemia to the control group during the titration period.  Doses of SYMLIN higher than 30 micrograms were not well tolerated by approximately 25% of subjects.  This group experienced a higher rate of nausea with initiation of therapy, which was associated with a higher rate of severe hypoglycemia.  A majority of the 30-microgram dose subjects continued in the study and also experienced reductions in both post-meal blood glucose concentrations and A1C.

We currently have an open-label Phase 3 extension study of our dose titration trial and a Phase 3 open-label clinical study evaluating the use of SYMLIN in type 1 and type 2 patients in a standard endocrine/diabetes specialist practice setting.

Regulatory Status.    In December 2000, we submitted an NDA for SYMLIN to the FDA. We received a letter from the FDA in October 2001 stating that SYMLIN was approvable for marketing in the United States, as an adjunctive therapy with insulin, for the treatment of type 1 and insulin-using type 2 diabetes patients, subject to satisfactory results from additional clinical trials. After consultation with the FDA, we conducted a seven-month dose titration study and four smaller trials to clarify suggested prescribing information.  In June 2003, we submitted an amendment to our SYMLIN NDA.  In December 2003, we received our second approvable letter from the FDA stating that SYMLIN is approvable for marketing in the United States as an adjunctive therapy with insulin, subject to providing the FDA additional clinical data.  The FDA has requested clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia.  We believe that existing data generated since our June 2003 amendment to our SYMLIN NDA could provide the necessary data requested by the FDA.  We are currently in discussions with the FDA regarding the specific requirements for approval.  Until these requirements are known, our research and development efforts for SYMLIN will be limited to specific activities related to our interactions with the FDA and continuation of ongoing open label clinical trials.

In August 2001, we submitted an application for SYMLIN to regulatory authorities in Switzerland.  In March 2003, at the request of Swiss authorities, we submitted interim summary data from our SYMLIN dose titration trial and study reports from four smaller studies.  The Swiss regulatory authorities indicated in January 2004 that they require additional data to demonstrate the benefit of SYMLIN therapy relative to adverse events, including nausea and hypoglycemia.  The Swiss regulatory procedure does not provide for the submission of additional data at this stage of the review process.  Accordingly, we withdrew our application in January 2004.  Once we have clarification on the process for obtaining marketing approval of SYMLIN in the United States, we will evaluate our regulatory strategy for SYMLIN in other countries.

Target Market.    The primary patient population focus for SYMLIN is people with diabetes who use insulin. This target population currently has limited therapeutic options. Patients with type 1 diabetes generally have complete beta cell deficiency and must use insulin to sustain life or undergo islet transplant therapy, which, in some cases, can temporarily render them insulin-independent.

Patients with type 2 diabetes who have progressed to insulin therapy have typically exhausted other therapeutic options for improved blood glucose control due to advanced beta cell dysfunction. We estimate that approximately 4.5 million people in the United States use insulin, based on published and proprietary estimates. Within this population group, we estimate that approximately one million people, or 22%, have type 1 diabetes, and the remaining 3.5 million, or 78%, have type 2 diabetes. SYMLIN is an injectable product and we plan to market it initially in a syringe/vial form and eventually, in a disposible pen/cartridge system similar to those currently marketed with newer insulin preparations.

Exenatide

Exenatide, the first of a new class of compounds known as incretin mimetics, is an injectible drug candidate for the treatment of type 2 diabetes. Exenatide is initially being developed to improve glucose control in patients with type 2 diabetes who are not using insulin and are not achieving target A1C levels with diet, exercise, and metformin, a sulfonylurea, or a combination of metformin and a sulfonylurea.

Scientific Overview.    Exenatide is a potent 39-amino acid peptide that exhibits several anti-diabetic, or glucose lowering, actions. Our clinical trials have shown that exenatide uniquely stimulates secretion of insulin in the presence of elevated blood glucose concentrations, but not during periods of low blood glucose concentrations. Our clinical trials have also shown that exenatide lowered post-meal glucagon concentrations and slows gastric emptying to modulate the entry of ingested nutrients into the bloodstream, and preclinical data indicate that exenatide reduces food consumption leading to reduced body weight. Most importantly, in patients with type 2 diabetes, exenatide administration lowered blood glucose concentrations, resulting in a marked reduction of A1C levels. In addition to lowering post-meal glucose concentrations, exenatide has also been shown to suppress post-meal elevations in serum triglyceride concentrations in people with type 2 diabetes. Elevations in post-meal triglycerides appear to be an independent risk factor for cardiovascular disease.

Clinical Trials.  More than 2,000 patients have been treated with exenatide.  We have completed three pivotal Phase 3 clinical trials, which we have referred to as our AMIGO trials, as well as numerous Phase 2 and Phase 1 trials.  We are conducting open-label extension studies from the pivotal Phase 3 trials and an open label study.  We also have a number of studies planned and ongoing, including studies to support regulatory submissions outside the United States and studies to increase our understanding of exenatide’s potential in the United States and other markets.

The first pivotal Phase 3 clinical trial of exenatide included 336 patients and evaluated exenatide in people with type 2 diabetes who are currently not achieving target blood glucose concentrations using metformin alone.  Metformin is one of several available oral therapies for the treatment of type 2 diabetes.  The second pivotal Phase 3 clinical trial included 377 patients and evaluated exenatide in people who are currently not achieving target blood glucose concentrations using a sulfonylurea alone.  Sulfonylureas are another form of oral therapy for the treatment of type 2 diabetes.  The third pivotal Phase 3 clincial trial included approximately 734 patients and evaluated exenatide in patients who are currently not achieving target blood glucose concentrations using a combination of metformin and a sulfonylurea.  Of the randomized patients in each clinical trial, approximately two-thirds received exenatide and one-third received placebo.  Those on active drug received an introductory 5-microgram dose of exenatide for one month, given by subcutaneous injection twice a day at breakfast and dinner.  This was followed by six months of exposure to doses of either 5 micrograms or 10 micrograms given twice a day at breakfast and dinner.  All of the treatment groups in each of the three Phase 3 clinical trials continued to use their current therapies of oral medications.

In late November 2003, we announced the summary results of our combined pivotal Phase 3 clinical trial data.  All three studies met the primary glucose control endpoint as measured by A1C.  The average reduction in A1C across the Phase 3 program in patients completing the studies on the highest dose of exenatide (10 micrograms twice daily) was approximately one percentage point.  Additionally, approximately 40% of these patients achieved A1C measurements of 7% or less.  On average, subjects in the Phase 3 program on the highest dose of exenatide also showed statistically significant reductions in body weight of approximately 4.4 pounds.  The most common adverse event was mild to moderate nausea.

•                  In August 2003, results from our first pivotal trial showed that exenatide produced statistically significant, dose-dependent reductions in the primary glucose control endpoint in people with type 2 diabetes failing to achieve target blood glucose levels with metformin alone.  Of the participants receiving the 10 microgram dose of exenatide, 46% reduced their average A1C to less than or equal to 7%.  The subjects receiving exenatide also showed statistically significant reductions in body weight.  Consistent with exenatide’s glucose-dependent action, no difference was observed in rates of mild to moderate hypoglycemia between the exenatide and placebo groups, and no severe hypoglycemia was observed.  The drop out rate was similar between placebo and active arms of the study and was less than 20% overall. Only four patients in the exenatide group discontinued as a result of nausea.

•                  In early November 2003, results from the second pivotal trial showed that exenatide produced statistically significant, dose-dependent reductions in the glucose control endpoint in people with type 2 diabetes failing to achieve target blood glucose levels with a sulfonylurea alone.  Reductions in average blood glucose were similar to reductions observed in the first exenatide pivotal study.  At the end of the study, 41% of subjects completing the study on the 10 microgram dose of exenatide reduced their A1C levels to less than or equal to 7%.  Patients receiving the 10 microgram dose of exenatide also showed statistically significant reductions in body weight.  No severe hypoglycemia was observed in the second study.  As glucose control improved in the exenatide arms of the study, the rate of mild to moderate, sulfonylurea-induced hypoglycemia increased.  Patients in the study were instructed to maintain their maximally effective dose of sulfonylurea unless hypoglycemia occurred, at which point they were instructed to reduce their dose of sulfonylurea.  Patients treated with the 10 microgram dose of exenatide showed the greatest improvement in A1C and a 36% incidence of mild to moderate hypoglycemia.  In contrast, the placebo arm, with no improvement in A1C, had an incidence of hypoglycemia of 3%.  Only one patient receiving exenatide withdrew from the second study due to mild to moderate hypoglycemia.  Although nausea was the most frequent adverse event in this trial, only eight patients receiving exenatide discontinued as a result.

•                  In late November 2003, results from our third exenatide pivotal trial showed that the reductions in A1C in the trial were similar to those observed in the first two pivotal Phase 3 studies. Despite having failed to reach treatment goals on both metformin and a sulfonylurea prior to entering this study, 34% of patients completing the study on the 10 microgram dose of exenatide reduced their A1C levels to less than or equal to 7%.  Patients receiving the 10 microgram dose of exenatide also showed statistically significant reductions in body weight.  In the third pivotal trial, in order to more effectively evaluate a sulfonylurea-related hypoglycemia, patients in each treatment group were further randomized into two groups. Patients in the first group were instructed to maintain their maximally effective dose of sulfonylurea unless hypoglycemia occurred, at which point they were instructed to reduce their dose of sulfonylurea. Patients in the second group reduced their sulfonylurea dose before starting study medication, and were later instructed to titrate their sulfonylurea dose to maximize glucose control.  As expected, rates of mild to moderate hypoglycemia were higher in patients in the first group who maintained their maximally effective dose of sulfonylurea at initiation of exenatide. In this group, patients treated with the 10 microgram dose of exenatide showed statistically significant reductions in A1C compared to placebo and a 35% incidence of mild to moderate hypoglycemia. In contrast, the placebo arm, with a slight increase in A1C, had an incidence of mild to moderate hypoglycemia of 15%. Patients in the second group, who reduced their sulfonylurea dose prior to initiation of exenatide, ended the study with a significant reduction in A1C and a 21% incidence of mild to moderate hypoglycemia, compared to 10% on placebo. No subjects withdrew from the study due to hypoglycemia. One patient reported a single episode of severe hypoglycemia while receiving the 5 microgram dose of exenatide. No severe hypoglycemia was observed in patients receiving 10 micrograms of exenatide.  Although mild nausea was the most frequent adverse event in this third trial, fewer than 3% of patients receiving exenatide discontinued as a result of nausea.

•                  In August 2002, we commenced an open-label Phase 3 clinical study of exenatide in patients who are currently not achieving target blood glucose concentrations using diet, exercise, and metformin, a sulfonylurea or both metformin and a sulfonylurea.  In January 2004, the 52 patients who have completed 52 weeks of treatment in this on-going study showed mean reductions in A1C of 1.2% and average body weight loss of approximately 8 pounds.  The patients in this study were not achieving target blood glucose levels with their current oral diabetes medications before entering the study.  At the end of 52 weeks, 46% of these participants had lowered their A1C to the treatment goal of less than or equal to 7%.  The most common adverse event reported was mild to moderate nausea, consistent with our pivotol Phase 3 exenatide clinical studies. Anti-exenatide antibodies are present in a portion of these patients.  Participants maintain their current diabetes treatment regimens for the duration of the trial. Subjects received an introductory 5-microgram dose for four weeks, given by subcutaneous injection twice a day at breakfast and dinner. After four weeks, the dose was increased to 10 micrograms twice a day.

•                  In the open-label Phase 3 extension studies of our pivotal Phase 3 trials, at 52 weeks of treatment, 162 patients showed mean reductions in A1C of 1.2%, and 50% had lowered their A1C to the treatment goal of less than or equal to 7%.  Anti-exenatide antibodies are present in a portion of the patients.  The data do not suggest a causal relationship between the presence of antibodies and A1C effect.

Regulatory Status.    We filed an Investigational New Drug Application, or IND, for exenatide in January 1999 prior to our initiation of clinical trials. We completed our pivotal Phase 3 clinical trials in late 2003, and plan to file our NDA for exenatide in mid-2004.

Target Market.    The initial patient focus for exenatide is patients with type 2 diabetes who are not using insulin and are not achieving target blood glucose concentrations with diet, exercise, and metformin, sulfonylureas or both metformin and sulfonylureas. The current therapeutic steps available to this patient population are additional oral medications, the addition of insulin to the oral agent regimen, or insulin therapy alone. These approaches are not always successful and are often associated with inconvenience and side effects, particularly weight gain. We estimate this population of people with diabetes who were using oral medications as of 2001 to be 11.9 million in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom, which comprise the seven largest pharmaceutical markets worldwide, of which an estimated 6.0 million people are in the United States. We currently plan to market exenatide in an injectable pen/cartridge delivery system, subject to our receiving the necessary regulatory approvals.

Exenatide LAR

The combination of potency and the glucose dependent mechanism of action inherent in exenatide makes it well suited to development of a sustained release formulation.  In May 2000, we signed an agreement with Alkermes, Inc. for the development, manufacture and commercialization of an injectable sustained release formulation of exenatide, which we refer to as exenatide LAR. This development program utilizes Alkermes’ patented, FDA approved and proprietary Medisorb® injectable sustained release drug delivery technology. The goal of the work under this agreement is to develop a formulation that might allow once-a-week to once-a-month administration of exenatide for the treatment of type 2 diabetes.

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

In June 2002, we initiated a Phase 2 clinical trial in the United States focusing on safety and tolerability, as well as the pharmacokinetic profiles of rising doses of multiple formulations of exenatide LAR.  In March 2003, we announced that the pharmacokinetic results from this study are consistent with our objective of demonstrating that sustained levels of exenatide are possible.  Safety or tolerability issues arising from this trial were the same as previous studies in exenatide.  Based on these data and previous clinical results, in March 2003 we, along with Lilly and Alkermes, submitted an IND to the FDA to support an independent development program for exenatide LAR.  We have selected a target formulation.  In early 2004 we intend to initiate another Phase 2 study designed to characterize the proportion of drug made available in the blood stream over time, following various doses of exenatide LAR.

Obesity

Obesity is a condition that significantly raises the risk of illness or death from serious medical conditions including hypertension, type 2 diabetes, cardiovascular disease, stroke and certain cancers.  It is a major health problem in all developed countries.  In the United States, obesity-related condition costs exceed $75 billion a year.  It is estimated that approximately 60 million adults in the United States suffer from obesity.   Obesity-related conditions, such as stroke and myocardial infarction, are estimated to contribute to about 300,000 deaths yearly.

Obesity is characterized by excess body fat and occurs when more calories are consumed than burned.  Genetic, metabolic, psychological, and environmental factors can all contribute to obesity.   Obesity is measured by Body Mass Index, or BMI, a mathematical formula using a person’s height and weight.  A person with a BMI between 25 and 29.9 is considered overweight.  A person with a BMI of 30 or more is considered obese.  Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery.

AC137 (pramlintide acetate)

We are developing AC137 as a drug candidate for the potential treatment of obesity.  AC137 is pramlintide acetate, the same compound as SYMLIN.  Pramlintide acetate has been studied extensively in people with diabetes and has demonstrated a chronic effect of lowering body weight.  In 2003, we conducted preclinical studies on AC137.  In early 2004, we initiated a Phase 2 proof of concept study in the United States to evaluate the potential use of AC137 in the treatment of obesity.

AC162352 (PYY 3-36)

We are developing AC162352 (PYY 3-36) as a drug candidate for the potential treatment of obesity. Independent researchers have reported a reduction in food intake in humans using PYY 3-36.  In 2003, we conducted preclinical studies on AC162352.  We filed an IND for AC162352 in December 2003 and plan to initiate a Phase 1 study in the first quarter of 2004.

Cardiovascular Disease

AC2592 (GLP-1)

In January 2003, we completed the acquisition from Restoragen, Inc. of rights to a Phase 2 program utilizing continuous infusion of GLP-1, or AC2592, for the treatment of congestive heart failure, or CHF, in patients ineligible for transplant. GLP-1 is a naturally occurring hormone produced in the gut in response to food intake.  In connection with this transaction, we also acquired rights to various GLP-1 related patents.  We paid Restoragen approximately $3.3 million at closing and in January 2004, paid an additional $700,000 upon receiving satisfactory results from a Phase 2 clinical trial.  Restoragen may also receive future contingent milestone payments and royalties on product sales.

CHF occurs when the heart cannot adequately pump oxygenated blood throughout the body, resulting in impaired kidney function and an accumulation of fluid in the lungs and other body tissues. Many diseases or medical conditions contribute to CHF, including ischemic heart disease, high blood pressure and diabetes, and CHF carries risks of morbidity and mortality above and beyond those of the underlying diseases.

In July 2003, we reported on an open-label Phase 2 study involving 14 patients with New York Heart Association (NYHA) Class III or IV congestive heart failure, all of whom received GLP-1. The patients were followed for 12 weeks and monitored on a number of parameters. Outcome measures included peak oxygen consumption, left ventricular ejection fraction, quality of life assessment, and brain natriuretic peptide, or BNP (an indicator of heart dysfunction). Patients received infusion of GLP-1 at an introductory dose for the first week, a higher-level infusion of GLP-1 for weeks 2 through 5, the maximum infusion dose for weeks 6 through 9, and no medication from weeks 10 through 12. Patients showed general improvement in a composite score designed to quantify quality of life and cardiac function while receiving study medication. The score returned to baseline when medication was discontinued. The severity of heart failure, as indicated by NYHA class, also improved during GLP-1 administration. The most common adverse event reported was mild to moderate nausea.

We plan to file an IND for AC2592 and initiate a Phase 2 clinical study in the second half of 2004.

AC3056

We are currently evaluating AC3056, a compound we in-licensed from Aventis Pharma in 1997, in an on-going Phase 1 program in which we have completed three studies. AC3056 is designed for the treatment of atherosclerosis-related cardiovascular disease. In animal studies, AC3056: 1) reduced serum low density lipoproteins, known as LDLs, but not serum high density lipoproteins, referred to as HDLs; 2) inhibited lipoprotein oxidation; and 3) inhibited the expression cell adhesion molecules in vascular cells. We are evaluating our strategic opportunities for this drug candidate.

Research and Licensing Activities

The metabolic components of diabetes, obesity and cardiovascular disease are linked in many ways that may allow us to leverage our more than a decade of expertise to develop new drug candidates to treat these conditions. We currently have approximately 225 full-time employees dedicated to our research and development activities, including approximately 80 employees with Ph.D. or M.D. degrees, seven of whom are diabetologists.

Our scientists are primarily focused on investigating the biological actions and potential utilities of new peptide hormone candidates. We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs. Our scientists are also involved in the ongoing evaluation of in-licensing opportunities.

Lilly Collaboration

In September 2002, we entered into a collaboration agreement with Lilly for the global development and commercialization of exenatide, including sustained release formulations of that compound, such as exenatide LAR. Under the terms of the agreement, Lilly made initial payments to us totaling $110 million, of which $30 million was for the purchase of approximately 1.6 million shares of our common stock.  In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice-daily and sustained release formulations of exenatide. Under the agreement, these milestone payments could be converted into our common stock, at Lilly’s option, if the filing of NDAs with the FDA are delayed beyond December 31, 2005 for the twice-daily formulation of exenatide and beyond December 31, 2007 for the sustained release formulation of exenatide. In December 2003, Lilly paid us $35 million in milestone payments and relinquished the right to convert these payments into our common stock at a future date.  $5 million of this payment is potentially creditable against future milestones.  Lilly has agreed to make additional future milestone payments of up to

$130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations.  Our collaboration agreement may be terminated by Lilly at any time on sixty days notice.

We were responsible for the first $101.2 million of development costs for the exenatide program, following the date of the collaboration agreement. We reached this threshold in the third quarter of 2003.  Going forward, we share U.S. development costs with Lilly equally. Commercialization costs in the United States will also be shared equally. Development costs outside of the United States will be shared 80% by Lilly and 20% by us, and Lilly will be responsible for all commercialization costs outside of the United States.

In addition, following successful completion of the three pivotal Phase 3 trials for exenatide and contingent upon certain other events, Lilly agreed to make available to us up to a $110 million loan facility to fund a portion of our development and commercialization costs for exenatide. At the end of 2003, a small portion of the loan facility was available to us and we expect more to become available in 2004.  The loan will be secured by certain of our patents and other collateral and would become convertible into our common stock if amounts remain outstanding for more than two years.

Each company will receive 50% of the operating profits from the sale of the product in the United States. Operating profits elsewhere will be shared at approximately 80% to Lilly and 20% to us. We will record all U.S. product revenues and Lilly will record all other product revenues.

Under our co-promotion agreement with Lilly, the parties have agreed to equally co-promote exenatide and sustained release formulations of exenatide within the United States. With respect to commercialization outside of the United States, Lilly will be primarily responsible for commercialization efforts.

Also, as part of the agreement with Lilly, we are co-promoting Humatrope®, Lilly’s recombinant human growth hormone product, in the United States through March 2004, unless extended by both parties.

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

We own or hold exclusive rights to approximately 46 issued U.S. patents and 63 pending U.S. applications. We have approximately 13 pending and 10 issued U.S. patents relevant to the development and commercialization of pramlintide, including uses for diabetes and obesity. We have approximately 24 pending and issued U.S. patents relevant to the development and commercialization of exenatide. We have also filed foreign counterparts of many of these issued patents and applications. Included within our pramlinitide patent portfolio are issued patents for:

•                                          pramlintide and other amylin agonist analogues invented by our researchers;

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

With respect to exenatide, we have patents and patent applications pending which include claims directed to exendins, exendin analogs, agonists and their uses to:

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

With respect to our other drug candidates, we have patents and patent applications pending, or have licensed patents and patent applications, relevant to the development and commercialization of such products. With regard to our development of AC3056, we received a letter from a third party informing us of the availability of three U.S. patents for licensure. We do not believe that these patents are material to our AC3056 development plans.

Generally, our policy is to file foreign counterpart applications in countries with significant pharmaceutical markets.

Manufacturing

We work with three contract suppliers, Bachem California, UCB S.A., and Mallinckrodt, Inc., who have the capabilities for the commercial manufacture of bulk pramlintide acetate. Two of these suppliers have entered into long-term agreements with us. We have a short-term agreement with OMJ Pharmaceuticals, Inc. for the dosage form of SYMLIN in vials, and are currently negotiating with other manufacturers to provide a long-term supply. We have a long-term agreement with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of pens for delivery of SYMLIN in cartridges.

For exenatide, Lilly has entered into a long-term agreement with us for the manufacture of disposable pens. We have long-term supply agreements with Bachem and Mallinckrodt for bulk exenatide.  We are in negotiations with other third-party manufacturers for long-term contracts for exenatide in dosage form in cartridges.

We have selected manufacturers that we believe comply with current good manufacturing practices and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that pramlintide acetate and exenatide are manufactured in accordance with current good manufacturing practices and other domestic and foreign regulations and are in the process of establishing such a program for exenatide.

Although some materials for our drug candidates are currently available from only one qualified source, we will attempt to acquire a substantial inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements. We believe we will not have any material supply issues; however, we cannot be certain that we will be able to obtain long-term supplies of those materials on acceptable terms.

Under our agreement with Alkermes, Alkermes is responsible for manufacturing exenatide LAR.  Manufacturing scale-up activities are under way.  Under our collaboration agreement for AC3056, Aventis Pharma has supplied AC3056 manufactured in accordance with current good manufacturing practices for our initial Phase 1 clinical trials.  We have no agreements for our other drug candidates and obtain them from third-party contract manufacturers.

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

•                  payor reimbursement

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

Our SYMLIN commercialization plan is designed to enable us to prepare for its launch in the United States, pending FDA approval.  We believe the target market for SYMLIN is highly concentrated and addressable with focused commercialization efforts.

In early 2003, we established a sales force of approximately 50 people and necessary support staff to enable us to co-promote Humatrope, Lilly’s recombinant human growth hormone product, in the United States. This sales force is marketing Humatrope primarily to endocrinologists, the primary target prescribers of SYMLIN through March 2004, unless extended by both parties.  We are currently seeking additional opportunities to utilize our sales force until SYMLIN and/or exenatide are approved by the FDA.

Under our co-promotion agreement with Lilly, the parties have agreed to equally co-promote exenatide and sustained release formulations of exenatide within the United States. We plan to increase our existing sales force to conduct our U.S. sales effort when the timing of approval of exenatide is more certain. With respect to commercialization outside of the United States, Lilly will be primarily responsible for commercialization efforts.

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

The activities required before a pharmaceutical agent may be marketed in the European Union are dictated by the International Conference on Harmonization and are generally similar to those established in the United States. Approval of new drugs across the European Union relies on either the mutual recognition process or the centralized approval process of the European Medicines Evaluation Agency, or EMEA. Under the centralized procedure, the marketing application is referred for review to two review teams, each representing one of the member countries. Each reviewer then forwards an early assessment to the Committee for Proprietary Medicinal Products, or CPMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information. This step initiates a series of dialogues, meetings and other communications among the CPMP, the two review teams and the applicant, leading in turn to clarification, education and refinement of the original assessment reports. Ultimately, a decision is reached to either grant marketing approval or deny the application if it is determined that the application does not satisfy the regulatory approval criteria. An alternative regulatory procedure in Europe to the centralized procedure for some drugs is the mutual recognition process. Under the mutual recognition process, an application is filed in one country for review. If the drug is approved in that country, it may only be marketed initially in that country. However, under the mutual recognition process, other European countries may individually recognize the approval and allow the drug to then be marketed in such countries.

The clinical testing, manufacture and sale of pharmaceutical products outside of the United States and the European Union are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the United States or the European Union.

Competition

Biotechnology and pharmaceutical companies are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of our largest competitors, including Bristol-Myers Squibb Company, GlaxoSmithKline plc, Eli Lilly and Company, Merck & Co., Novartis AG, Novo Nordisk A-S and Takeda Pharmaceuticals, are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, and cardiovascular disease will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.  For example, SYMLIN, exenatide and AC137 are injectable, and may have to compete with therapies that do not require injection.  We cannot be certain that we will be able to compete successfully.

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

If approved for marketing, SYMLIN or exenatide may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to SYMLIN or exenatide. Such competitive or potentially competitive products include:

•  acarbose

•  nateglinide

•  metformin

•  miglitol

•  pioglitazone

•  repaglinide

•  rosiglitazone

•  sulfonylureas

There is substantial competition in the discovery and development of treatments for obesity, as well as emerging prescription and over-the-counter treatments for this condition. Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery.  Hoffmann-LaRoche and Abbott Laboratories already market oral medicines for the treatment of obesity. Regeneron Pharmaceuticals, Inc. and Sanofi-Synthelabo have late stage clinical programs ongoing, and a number of other pharmaceutical companies are developing new potential therapeutics.

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

Research and Development Expense

In the years ended December 31, 2003, 2002 and 2001, we incurred research and development expense of $149.4 million, $94.5 million and $49.6 million, respectively.

Employees

As of December 31, 2003, we had approximately 535 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Officers

The names of our directors and officers and certain information about them as of March 1, 2004 are set forth below:

Name	Age	Position
Ginger L. Graham (4)	48	President, Chief Executive Officer and Director
Joseph C. Cook, Jr. (4)	62	Chairman of the Board
Vaughn D. Bryson (1) (3)	65	Director
Howard E. Greene, Jr.(2) (3) (4)	61	Director
Terrance H. Gregg (1) (3)	55	Director
Jay S. Skyler, M.D.(3)	57	Director
Joseph P. Sullivan (2) (3) (4)	61	Director
Thomas R. Testman (2) (3) (4)	67	Director
James N. Wilson (1) (3)	60	Director
Daniel M. Bradbury	42	Chief Operating Officer
Alain D. Baron, M.D	50	Senior Vice President, Clinical Research
Martin R. Brown	57	Senior Vice President, Operations
Joann L. Data, M.D., Ph.D.	59	Senior Vice President, Regulatory Affairs and Quality Assurance
Dwayne M. Elwood	56	Senior Vice President, Marketing
Orville G. Kolterman, M.D.	56	Senior Vice President, Clinical Affairs
Craig A. Eberhard	44	Vice President, Sales
Mark G. Foletta	43	Vice President, Finance and Chief Financial Officer
Michael R. Hanley, Ph.D.	52	Vice President, Discovery Research
Joni Harvey	49	Vice President, Quality Assurance
Lloyd A. Rowland	47	Vice President, Legal, General Counsel and Secretary
Michael D. Step	44	Vice President, Corporate Development
Gregg Stetsko, Ph.D	47	Vice President, Product Development
Andrew A. Young, M.D., Ph.D.	51	Vice President and Senior Research Fellow

(1)                                  Member of the Compensation and Human Resources Committee.

(2)                                  Member of the Audit Committee.

(3)                                  Member of the Nominating and Governance Committee.

(4)                                  Member of the Finance Committee.

Ms. Graham was named President and Chief Executive Officer effective September 1, 2003.  Ms. Graham has served as a director since November 1995 and currently serves on the Finance Committee.  She previously served on the Audit Committee and the Nominating and Governance Committee.  From April 2002 until June 2003, Ms. Graham served as Advisor to the President for Guidant Corporation, a medical technology company.  From February 2000 until April 2002, Ms. Graham served as Group Chairman, Office of the President with responsibility for global geographically based operations.  Prior to this role, Ms. Graham served as President of the Vascular Intervention Group and Vice President, Guidant.  In 1993, Ms. Graham was named President and CEO of Advanced Cardiovascular Systems (ACS).  Prior to joining ACS, she held various positions with Eli Lilly and Company from 1979 to 1992 including sales, marketing and strategic planning positions.  She serves on the board of directors of Millennium Pharmaceuticals, Inc., the Harvard Business School Health Advisory Board, the Advisory Board for the Kellogg Center for Executive Women and the University of California, San Diego Health Sciences Advisory Board.  Ms. Graham received an M.B.A. from Harvard University.

Mr. Cook has been our Chairman of the Board since March 1998.  He currently serves on our Finance Committee.  He served as Chief Executive Officer from March 1998 until September 2003.  From 1994 to 1998, Mr. Cook served as a member of our Board and a consultant to us.  Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company.  He also serves as a director of Corcept Therapeutics, Inc., a privately held biotechnology company.  Mr. Cook is also a founder of Mountain Group Capital, LLC, Clinical Products, Inc., Cambrian Associates, LLC, and Mountain Ventures,

Inc.  Mr. Cook also serves on the boards of the American Diabetes Research Foundation, the Advisory Board of the College of Engineering, University of Tennessee and the Board of Trustees for Louisville Presbyterian Theological Seminary.  Mr. Cook retired as a Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service.  Mr. Cook received a B.S. in Engineering from the University of Tennessee.

Mr. Bryson has served as a director since July 1999 and serves on the Compensation and Human Resources Committee and the Nominating and Governance Committee.  Mr. Bryson was a thirty-two year employee of Eli Lilly & Company and retired as its President and Chief Executive Officer in 1993.  He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly’s board of directors from 1984 until his retirement in 1993.  Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996.  Mr. Bryson is President of Clinical Products, Inc., which develops and markets medical foods for people with diabetes and obesity.  He serves on the board of directors of AtheroGenics, Inc. and Chiron Corporation.  Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

Mr. Greene is our co-founder and has served as a director since our inception in September 1987.  Mr. Greene serves on the Audit Committee, the Nominating and Governance Committee, and the Finance Committee.  Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over two decades, including three companies for which he served as chief executive officer.  From September 1987 to July 1996, Mr. Greene served as our Chief Executive Officer.  He was a full-time employee of Amylin from September 1989 until September 1996, and a part-time employee until March 1998. From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm.  He was Chief Executive Officer of Hybritech from March 1979 until its acquisition by Eli Lilly & Company in March 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology.  Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974.  He is Chairman of the Board of Epimmune, Inc. and a director of Biosite Incorporated.  Mr. Greene received an M.B.A. from Harvard University.

Mr. Gregg has served as a director since October 2001 and serves on the Compensation and Human Resources Committee and the Nominating and Governance Committee.  Mr. Gregg currently serves as a senior advisor to the diabetes business of Medtronic, Inc., a medical technology company.  In July 2002, Mr. Gregg retired as Vice President of Medtronic and as President of Medtronic MiniMed, positions he had held since August 2001.  Mr. Gregg previously served as President and Chief Operating Officer of Minimed Inc. from October 1996 until its acquisition by Medtronic in August 2001.  Mr. Gregg joined Minimed as Vice President of Regulatory Affairs and Clinical Research in September 1994 and in 1995 was promoted to Executive Vice President, Operations.  Prior to joining Minimed, Mr. Gregg spent the preceding nine years as Vice President of Governmental Affairs for Ioptex Research, the ophthalmic surgical products subsidiary of Smith & Nephew, plc.  Prior to joining Ioptex Research, Mr. Gregg was responsible for Regulatory Affairs, Clinical Research and Quality Assurance for divisions of Allergan, Inc.  Mr. Gregg serves on the board of directors of Ocular Sciences, Inc., a manufacturer of contact lenses, and Vasogen, Inc., a developer of immune modulation therapies for treatment of various diseases. Mr. Gregg is also an Ambassador to the President of the University of Southern California, and serves as the Chairman of the American Diabetes Association Research Foundation Board.  Mr. Gregg received a B.S. in Zoology from Colorado State University.

Dr. Skyler has served as a director since August 1999 and serves on the Nominating and Governance Committee.  He is Professor of Medicine, Pediatrics and Psychology, Director of the Division of Endocrinology, Diabetes and Metabolism and Director of the General Clinical Research Center at the University of Miami in Florida, where he has been employed since 1976.  He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases of the Type 1 Diabetes TrialNet clinical trial network, and serves on the board of directors of Dexcom, Inc.  Dr. Skyler has served as President of the American Diabetes Association, and as Vice President of the International Diabetes Federation.  Dr. Skyler serves on the editorial board of diabetes and general medicine journals.  He received his B.S. from Pennsylvania State University, his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

Mr. Sullivan has served as a director since September 2003 and serves on the Audit Committee, the Nominating and Governance Committee, and the Finance Committee.  Mr. Sullivan is currently Chairman of the Board of Advisors of RAND Health and Vice Chairman of the Board of the UCLA Medical Center.  From 2000 to 2003, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of Protocare, Inc.  From 1993 until November 1999, he served as Chairman, Chief Executive Officer and a director of American Health Properties, Inc.  For the previous twenty years, Mr. Sullivan was an investment banker with Goldman Sachs. Mr. Sullivan also currently serves on the board of directors of SCCI, Inc. (a private long-term acute care hospital company), Covenant Care, Inc. (a private nursing home company), and Health Care Property Investors, Inc. (a real estate investment trust). Mr. Sullivan received his M.B.A. from Harvard Graduate School of Business Administration and his J.D. from the University of Minnesota Law School.

Mr. Testman has served as a director since December 2002 and serves on the Audit Committee, the Nominating and Governance Committee, and the Finance Committee.  Mr. Testman is a former managing partner of Ernst & Young, LLP where, during his tenure from 1962 to 1992, he served as managing partner of both Health Care Services and Management Consulting Services for the West Coast and national practices.  He also served as an area managing partner for the audit and tax practice.  Mr. Testman currently serves on the board of directors of Endocare, Inc. and is Chairman of the Board of Specialty Laboratories, Inc.   He formerly served as a director at MiniMed Inc., ChromaVision Medical Systems, Inc., Peregrine Pharmaceuticals, Inc. and Nichols Institute.  He also serves on the board of four privately held companies.  He received an M.B.A. from Trinity University and is a certified public accountant (retired).

Mr. Wilson has served as a director since March 2002 and serves on the Compensation and Human Resources Committee  and the Nominating and Governance Committee.  He is a director and Chairman of the Board of Corcept Therapeutics Incorporated.  From 1996 to 2001, Mr. Wilson was Chairman of the Board of Amira Medical, Inc.  From 1990 to 1994, Mr. Wilson served as President and Chief Operating Officer of Syntex Corporation.  Prior to 1990, he served in various senior management positions, including Chief Executive Officer for Neurex Corporation and LifeScan, Inc.  Mr. Wilson serves on the board of directors of the American Diabetes Association Research Foundation, the Palo Alto Medical Foundation, A Stepping Stone Foundation (pre-school education) and the Insight Prison Project (rehabilitation for San Quentin inmates).  Mr. Wilson received his B.A. and his M.B.A. from the University of Arizona.

Mr. Bradbury, one of our executive officers, has served as our Chief Operating Officer since June 2003, and previously served as Executive Vice President since June 2000.  He previously served as Senior Vice President, Corporate Development from April 1998 to June 2000 and as Vice President of Marketing from June 1995 to April 1998.  From July 1994 to May 1995, Mr. Bradbury, a native of the United Kingdom, served as Director of Marketing for Amylin Europe Limited.  Prior to joining us, Mr. Bradbury was employed by SmithKline Beecham Pharmaceuticals from September 1984 to July 1994, where he held a number of positions, most recently as Associate Director, Anti-Infectives in the Worldwide Strategic Product Development Division.  He is a director of Illumina, Inc. and Peninsula Pharmaceuticals, Inc. Mr. Bradbury is a member of the Royal Pharmaceutical Society of Great Britain and serves on the Advisory Council of the Keck Graduate Institute and the University of California-San Diego Leadership Council.  He received a Bachelor of Pharmacy from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education.

Dr. Baron, one of our executive officers, has served as our Senior Vice President, Clinical Research since June 2002.  He previously served as Vice President, Clinical Research since December 1999.  Dr. Baron has been clinical Professor of Medicine at the University of California, San Diego, and Clinical VA Staff Physician at the VA Medical Center, San Diego, since 2001.  From 1989 to 2000, Dr. Baron worked for the Indiana University School of Medicine, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism.  Earlier, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at the University of California, San Diego, and the Veterans Administration Medical Center in San Diego.  He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several awards from the American Diabetes Association, and is a current National Institutes of Health MERIT award recipient.  He earned his M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

Mr. Brown, one of our executive officers, has served as Senior Vice President, Operations since March 2000. Mr. Brown previously served as Vice President, Operations from October 1998 to March 2000, and as Senior Director, Information Technology from May 1994 to October 1998.  Prior to joining us, Mr. Brown was Director, Information Systems, Europe, for Eli Lilly from 1989 to 1993. From 1988 to 1989, Mr. Brown was Director, Information Systems for the Medical Devices and Diagnostics Division of Eli Lilly; he served as Director, Information Systems of IVAC Corporation, one of the seven companies in that division, from 1983 to 1988.  Mr. Brown received a B.S. in Commerce and Engineering and an M.B.A. in Operations Research from Drexel University.

Dr. Data, one of our executive officers, has served as Senior Vice President, Regulatory Affairs and Quality Assurance since August 1999.  From 1996 to 1999, Dr. Data served as an officer of CoCensys, most recently as Executive Vice President, Product Development and Regulatory Affairs.  From 1990 to 1996, Dr. Data held several positions at The Upjohn Company, most recently as Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management.  Previously, she held a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development.  Dr. Data is a director of Stressgen Biotechnology Company.  She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

Mr. Elwood, one of our executive officers, has served as Senior Vice President, Marketing since January 2003.  Prior to joining us, Mr. Elwood served as a consultant to various pharmaceutical companies and other companies regarding pharmaceutical industry matters from November 2001 to January 2003.  He served as Chief Commercial Officer at Corixa Corporation from December 2000, when Corixa acquired Coulter Pharmaceuticals, Inc., to November 2001.  Mr. Elwood served in various positions at

Coulter from 1997 until its acquisition by Corixa, including as Chief Commercial Officer beginning in January 1999, and Senior Vice President, Marketing and Sales beginning in July 1997. Earlier, Mr. Elwood served as Executive Director, New Product Development from 1990 to 1995, and Vice President, New Product Development from January 1995 to 1997 for Ortho-McNeil Pharmaceutical, a division of Johnson & Johnson.  From 1983 to 1990, Mr. Elwood served in various positions at Bristol-Myers Squibb Company. He received his B.S. in Business Administration, with a special emphasis in Marketing and Accounting, from California State University.

Dr. Kolterman, one of our executive officers, has served as Senior Vice President, Clinical Affairs since February 1997.  Dr. Kolterman previously served as Vice President, Medical Affairs from July 1993 to February 1997 and Director, Medical Affairs from May 1992 to July 1993. From 1983 to May 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center.  Since 1989, he has been Adjunct Professor of Medicine at UCSD.  From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver.  He was a member of the Diabetes Control and Complications Trial Study Group and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study.  He is also a past-president of the California Affiliate of the American Diabetes Association.  Dr. Kolterman earned his M.D. from Stanford University School of Medicine.

Mr. Eberhard, one of our executive officers, has served as Vice President, Sales since May 2003. Prior to joining us, Mr. Eberhard was Regional Vice President, Sales, at Pharmacia Corporation, for which he had worked for 21 years. During his career with Pharmacia Corporation and its related pre-merger companies, he held positions in sales, sales management, corporate training, sales operations, and managed care before assuming the Vice President, Sales position. Mr. Eberhard received his B.S. in Biology from the California Lutheran University.

Mr. Foletta, one of our executive officers, has served as Vice President, Finance and Chief Financial Officer since March 2000. Mr. Foletta previously served as a Principal of Triton Group Management, Inc. from 1997 to 2000. From 1986 to 1997, Mr. Foletta held a number of management positions with Intermark, Inc. and Triton Group Ltd., the most recent of which was Senior Vice President, Chief Financial Officer and Corporate Secretary.  From 1982 to 1986, Mr. Foletta was with Ernst & Young, most recently serving as an Audit Manager.  Mr. Foletta earned his B.A. in Business Economics from the University of California, Santa Barbara.  Mr. Foletta is a certified public accountant.

Dr. Hanley has served as Vice President, Discovery Research since October 2003. He has been a member of our Scientific Advisory Board since 1992, and recently served as a senior scientific advisor for us. Prior to joining us, Dr. Hanley held faculty positions at Imperial College, London, the Medical Research Council Laboratories, Cambridge, and the University of California at Davis, where he was Professor of Biological Chemistry.  Dr. Hanley has served on advisory or review panels for the National Institutes of Health, the Medical Research Council and Wellcome Trust of Great Britain, and for the governments of Australia, Singapore, New Zealand, Hong Kong, Denmark and Japan. From 1997 to 2003, Dr. Hanley was a senior consultant for healthcare investors in the venture capital and banking communities and for biotechnology companies such as Cell Therapeutics, Zymogenetics, Elan Pharmaceuticals, and Chiron Corporation.  Dr. Hanley has also set-up and directed research programs in privately-held start-ups, such as Chemocentryx, PsychoGenics, and most recently Harvard-based Resolvyx Pharmaceuticals. He received his B.S. in Biochemistry and his Ph.D. in Molecular Biology from the University of California, Berkeley.

Ms. Harvey has served as Vice President, Quality Assurance since July 2003.  Ms. Harvey previously served in various positions at Alliance Pharmaceutical Corp. from November 2000 to June 2003, including most recently as Vice President, Operations. Prior to joining Alliance, she was with Oliver Wight Americas, serving as an ERP consultant to various pharmaceutical and electronic component companies.  Ms. Harvey was with Molecular Biosystems, Inc. from 1988 to 2000, where she held various management positions, including most recently Vice President, Operations. In addition, she held both manufacturing and quality management positions at Baxter Hyland Division between 1980 and 1988. Ms. Harvey received her B.S. in Microbiology from California State University Long Beach.

Mr. Rowland, one of our executive officers, has served as our Vice President, Legal, General Counsel and Secretary since September 2001.  Prior to joining us, Mr. Rowland served in various positions at Alliance Pharmaceutical Corp., including as Vice President beginning in May 1999, Secretary beginning in May 1998 and General Counsel and Assistant Secretary beginning in 1993.  Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson.  He received a J.D. from Emory University.

Mr. Step has served as Vice President, Corporate Development since August 2002 and has been a member of our Corporate Development group since October 2001.  Mr. Step joined us in July 2000, and until October 2001, served as Executive Director of Commercial Operations where he was responsible for developing the sales function for our future commercialization plans.  Prior to serving in this position, he was the Senior Director of Business Development at Dura Pharmaceuticals from 1998 until 2000.  From 1996 through 1998, Mr. Step served as Associate Director of Business Development and Strategic Planning at Hoffmann-La Roche.  From 1993 to 1996, he served in various sales and management roles for Syntex Labs and Roche Labs.  He received his B.A. in Political Science from Vanderbilt University and his M.B.A. in Marketing from the University of Southern California.

Dr. Stetsko was appointed Vice President, Product Development in July 2002.  Dr. Stetsko previously served as Executive Director of Preclinical and Product Development from September 2000 to July 2002.  Prior to joining us, from September 1999 to September 2000 he was an independent consultant providing regulatory, quality assurance and product development support to biotech companies.  From November 1994 to September 1999, Dr. Stetsko was responsible for product development at Ligand Pharmaceuticals, most recently as the Senior Director of Pharmaceutical and Analytical Development.  From February 1987 to October 1994, he held a number of management positions at Sterling Winthrop, most recently Associate Director of Pharmaceutical Sciences.  Prior to employment at Sterling Winthrop, from June 1983 to January 1987, Dr. Stetsko was a senior research scientist at Sandoz, Ltd.  He received his B.S. in Pharmacy from the University of Rhode Island and his Ph.D. in Industrial and Physical Pharmacy from Purdue University.

Dr. Young has served as Vice President, Research since October 1998 and as Senior Research Fellow since March 2002. From 1989 to 1998, he held a number of positions in our Physiology Department, most recently as Vice President, Physiology.  Prior to joining us in 1989, Dr. Young was a lecturer in the Department of Physiology at the University of Auckland, New Zealand and a part-time general medical practitioner.  From 1984 to 1987, Dr. Young was a Clinical Research Scientist at the National Institutes of Health in Phoenix, Arizona, where he studied insulin resistance and diabetes.  He received his M.B., Ch.B. (M.D.) and his Ph.D. in Physiology from the University of Auckland, New Zealand.

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties.  These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

We have a history of operating losses, anticipate future losses, may not generate revenues from product sales and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of approximately $72.0 million in 2001, $109.8 million in 2002, and $122.8 million in 2003. As of December 31, 2003, we had an accumulated deficit of approximately $640.3 million.  The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations.  We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures.  We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales.  Even if we succeed in commercializing SYMLIN or another drug candidate, we expect to incur losses for at least the next several years, and we expect that our losses may increase as we expand our commercial function and our research and development activities.  These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital.  To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our drug candidates.  If we become profitable, we may not remain profitable.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

We must continue to find sources of capital in order to complete the development and commercialization of our drug candidates. Our future capital requirements will depend on many factors, including:

•                                          progress with our preclinical studies and clinical trials;

•                                          the continuation of our collaboration with Lilly for the development and commercialization of exenatide and sustained release formulations of exenatide, including exenatide LAR;

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

•                                          our ability, and the ability of any partner, to effectively market, sell and distribute SYMLIN, exenatide or our other drug candidates, subject to obtaining regulatory approval;

•                                          our ability to establish one or more marketing, distribution or other commercialization arrangements for SYMLIN or our other drug candidates;

•                                          the cost of any potential licenses or acquisitions;

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

•                                          any available additional financing may not be adequate; and

•                                          we may be required to use a portion of future financing to repay existing indebtedness to our current or future creditors.

If adequate funds are not available, we may have to delay, scale back or eliminate one or more of our development programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our drug candidates or technologies that we would not otherwise relinquish.

Contingent on certain events, Lilly will allow us to borrow up to $110 million under a loan agreement in order to fund a portion of our development and commercialization costs for exenatide. A portion of that loan is available. If we incur any debt under the Lilly loan agreement, it will be secured debt and will become due beginning upon the earlier of June 30, 2007, or the first anniversary of the date when a product developed under our collaboration with Lilly is first launched.

In the event we are unable to obtain additional financing on acceptable terms, we may not have the financial resources to continue research and development of SYMLIN, exenatide, exenatide LAR or any of our other drug candidates and we could be forced to curtail or cease our operations.

We are substantially dependent on our collaboration with Lilly for the development and commercialization of exenatide and exenatide LAR.

We have entered into collaborative arrangements with Lilly, who currently markets diabetes therapies and is developing additional diabetes drug candidates, to develop and commercialize exenatide and sustained release formulations of exenatide, including exenatide LAR. We entered into this collaboration in order to:

•                                          fund some of our research and development activities;

•                                          assist us in seeking and obtaining regulatory approvals; and

•                                          assist us in the successful commercialization of exenatide and exenatide LAR.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the development and commercialization of exenatide and exenatide LAR, or if Lilly’s efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals in territories outside the United States for exenatide and exenatide LAR. Our collaboration with Lilly may not continue or result in commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice.  If Lilly ceased funding and/or developing exenatide or sustained release formulations of exenatide, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our development programs for these compounds.

We may be unable to obtain regulatory clearance to market our drug candidates in the United States or foreign countries on a timely basis, or at all.

Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

The data collected from our clinical trials may not be sufficient to support approval of SYMLIN, exenatide or any of our other drug candidates by the FDA or any foreign regulatory authorities.  In October 2001, the FDA indicated that SYMLIN was approvable for both type 1 and insulin-using type 2 diabetes, however, the FDA also requested additional clinical trials focusing on the safety of SYMLIN when used by patients with type 1 diabetes and a few small studies to clarify suggested prescribing information. In May 2003, we completed the additional clinical trials requested by the FDA and, in June 2003, submitted an amendment to our NDA for SYMLIN.  In December 2003, we received a second approvable letter from the FDA requesting additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia.  Although we believe that our existing data may provide the necessary data requested by the FDA, we cannot guarantee that it will or that we will ever be able to provide the FDA with the necessary data.

Moreover, manufacturing facilities operated by the third-party manufacturers with whom we may contract to manufacture SYMLIN, exenatide and our other drug candidates may not pass an FDA or other regulatory authority preapproval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing these drug candidates.

Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for these drug candidates, the FDA and foreign regulatory authorities may not ultimately approve SYMLIN, exenatide or our other drug candidates for commercial sale in any jurisdiction. If these drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of any of our drug candidates and we may not be able to generate revenues from the commercial sale of any of our drug candidates.

Delays in the conduct or completion of our clinical trials, the analysis of the data from our clinical trials, or our manufacturing scale-up activities may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to enter into new collaborative arrangements.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in large enough quantities to be economical, otherwise known as manufacturing scale-up.  If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•                                          we may be unable to complete our Phase 2 programs for exenatide LAR, AC2592 or AC137;

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

In addition, Lilly may terminate our collaboration for the development and commercialization of exenatide and sustained release formulations of exenatide at any time on 60 days notice. Moreover, if the FDA does not accept for filing a new drug application for exenatide by December 31, 2005, and for a sustained release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.

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

Even if we obtain initial regulatory approval for a drug candidate, if we fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could delay or reduce our revenues and harm our ability to generate future revenues, which would negatively impact our ability to fund our commercialization strategy and our research and development programs.

Even if we or our business partners are able to obtain regulatory approval for a drug candidate in the United States or other countries, the approval will be subject to continual review, and newly discovered or developed safety issues may result in revocation of the regulatory approval. Moreover, if we obtain marketing approval for a drug candidate in the United States, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our drug candidates are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations. The FDA stringently applies regulatory standards for manufacturing. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions or any unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

The manufacturers of our product candidates also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal.  In the future, our manufacturers may incur significant costs to comply with those laws and regulations, which could increase our manufacturing costs and reduce our ability to operate profitably.

We have not previously sold, marketed or distributed any of our products and may not be able to successfully commercialize SYMLIN, exenatide or other drug candidates.

We have not previously sold, marketed or distributed any of our products. As our drug candidates progress toward ultimate commercialization, we will need to develop our sales and marketing abilities with respect to those candidates. In 2003, we began to co-promote Humatrope®, a Lilly product, to selected endocrinologists in the United States for a short period of time. To promote Humatrope, we hired a small national sales force and related support staff. Over the last six months of 2003, in anticipation of regulatory approval of SYMLIN, we began the process of expanding our internal marketing function to prepare for marketing SYMLIN. To market SYMLIN and exenatide, if approved, we may need a significantly larger internal sales and marketing function. We may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of  SYMLIN, exenatide and our other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. In addition, because our agreement to promote Humatrope is only for a short period of time, in the event that SYMLIN, exenatide or another of our drug candidates are not approved for marketing by the FDA, we will have incurred significant expenses for the buildup of a commercialization function that we may not be able to recover.

Our ability to enter into third-party relationships is important to our successful development and commercialization of SYMLIN, exenatide and our other drug candidates and our potential profitability.

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

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval.  If we succeed in bringing SYMLIN, exenatide or any other drug candidate to the market, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity.  For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control.  In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control.  In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products.  Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future.  Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products, our ability to realize revenues from this commercialization, and our ability to fund the development of future drug candidates.

Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which adequate reimbursement for the products will be available from:

•                                          governmental and health administration authorities;

•                                          private health insurers; and

•                                          other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly approved health care products.  Third-party payors, including Medicare, are challenging the prices charged for medical products and services.  Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval.  Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

We have a significant amount of indebtedness.  We may not be able to make payments on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our operations.

We have substantial indebtedness outstanding and have the potential borrowing capacity under our collaboration with Lilly of up to $110 million.  In June and July 2003, we issued $175 million of convertible notes.  Our ability to make payments on our debt, including the notes, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges.  We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements.  Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control.  Our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are.  If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all.  Our level of indebtedness may make us more vulnerable to economic or industry downturns.  If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We do not manufacture our own drug candidates and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins.

The manufacturing of sufficient quantities of new drug candidates is a time-consuming and complex process.  We have no manufacturing capabilities.  In order to continue to develop our drug candidates, apply for regulatory approvals and ultimately commercialize additional products, we need to contract or otherwise arrange for the necessary manufacturing.

There are a limited number of manufacturers that operate under the FDA’s cGMP capable of manufacturing for us.    If we are not able to arrange for third-party manufacturing on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them on a timely basis, if at all.

Reliance on third-party manufacturers entails risks to our ability to commercialize our products or conduct clinical trials and include the risks of reliance on the third-party for regulatory compliance and quality assurance, third-party refusal to supply on a long-term basis, the possibility of breach of the manufacturing agreement by the third-party and the possibility of termination or non-renewal of the agreement by the third-party, based on its business priorities, at a time that is costly or inconvenient for us.  If any of these risks occur, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials.

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver SYMLIN, exenatide, exenatide LAR or our other drug candidates, in either bulk or dosage form, or other product components, including pens for the delivery of these products, we may need to engage additional manufacturers. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

We work with three contract suppliers, Bachem California, UCB S.A., and Mallinckrodt, Inc., who have the capabilities for the commercial manufacture of bulk pramlintide acetate. Two of these suppliers have entered into long-term agreements with us. We have a short-term agreement with OMJ Pharmaceuticals, Inc. for the dosage form of SYMLIN in vials, and are currently negotiating with other manufacturers to provide a long-term supply.  We have a long-term agreement with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk pramlintide acetate, dosage form SYMLIN or pens. For exenatide, Lilly has entered into a long-term agreement with us for the manufacture of pens. We have entered into agreements with Bachem and Mallinckrodt for the long term supply of bulk exenatide and are in negotiations with third-party manufacturers for, but do not yet have a long-term contract for, the manufacture of exenatide in cartridges. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

Our other research and development programs may not result in additional drug candidates, which could limit our ability to generate revenue.

Our research and development programs for drug candidates other than SYMLIN and exenatide are at an early stage. Any additional drug candidates will require significant research, development, preclinical and clinical testing, manufacturing scale-up activities, regulatory approval and/or commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

We own or hold exclusive rights to approximately 46 issued U.S. patents and approximately 63 pending U.S. patent applications. Of these issued patents and pending patent applications, we have a total of 10 issued U.S. patents and 13 pending U.S. patent applications that we believe are relevant to the development and commercialization of pramlintide and 24 pending and issued U.S. patent applications that we believe are relevant to the development and commercialization of exenatide or exenatide LAR. We also own or hold exclusive rights to various foreign patent applications that correspond to issued U.S. patents or pending U.S. patent applications. We do not hold issued composition-of-matter patents covering exenatide or exenatide LAR.

Our success will depend in part on our ability to obtain patent protection for our drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.

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

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including Bristol-Myers Squibb Company, Aventis, Eli Lilly and Company, GlaxoSmithKline, Merck & Co., Novartis, Novo Nordisk and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do, which would provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our target patient population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections daily. Exenatide is currently being studied for the treatment of type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including:

•                                          sulfonylureas;

•                                          metformin;

•                                          insulin;

•                                          glinides;

•                                          alpha-glucosidase inhibitors; and

•                                          thiazolidinediones.

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

We are highly dependent on Ginger L. Graham, our President and Chief Executive Officer, and the other principal members of our executive and scientific teams. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing and scientific personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our executive officers, directors and major stockholders control approximately  33.77% of our common stock.

As of March 1, 2004, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 33.77% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

We are involved in an ongoing class action lawsuit that was filed against us, our chairman and former chief executive officer and another director in the United States District Court for the Southern District of California. The lawsuit alleges securities fraud in connection with various statements and alleged omissions relating to the development of SYMLIN, and seeks compensatory damages, payment of fees and expenses, and further relief. We may not be successful in our defense of such claims. If we are not successful, we could be forced to make changes to how we conduct our business or make significant payments to the plaintiffs’ lawyers or our stockholders. Such changes or payments could have a material adverse effect on our business, financial condition and results of operations, particularly if any required payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

	High	Low
Year ending December 31, 2003
Fourth Quarter	$30.40	$21.30
Third Quarter	30.75	20.95
Second Quarter	26.86	15.47
First Quarter	17.95	13.73
Year ended December 31, 2002
Fourth Quarter	$18.98	$14.45
Third Quarter	17.24	8.85
Second Quarter	11.86	8.01
First Quarter	11.10	7.32
Year ended December 31, 2001
Fourth Quarter	$11.20	$5.41
Third Quarter	11.11	4.94
Second Quarter	15.01	8.50
First Quarter	12.19	5.00

Given the uncertainty of our future funding and of regulatory approval of SYMLIN, exenatide and our other drug candidates, we may continue to experience volatility of our stock price for the foreseeable future, which could cause volatility in the trading price for our common stock. In addition, the following factors may significantly affect the market price of our common stock:

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

•                                          developments in our relationships with third-party manufacturers of our products and other parties who provide services to us;

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

Item 2. Properties

Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2003, we occupied approximately 269,000 square feet of office and laboratory space, for which, as of December 2003, we pay approximately $579,000 per month. Our leases on a majority of these properties expire in 2015. The remaining properties are currently on short term or month-to-month leases.  We also maintain small offices in Boulder, Colorado, the United Kingdom and Germany.

Item 3. Legal Proceedings

Since August 2001, we have been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against us, our Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in our stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of our company against our Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of our company in the California State Superior Court for San Diego County. The derivative complaint alleges that the defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive fraud” as a result of the federal securities class action lawsuit in the Southern District of California. The derivative complaint seeks attorney fees and the payment of damages to our company.  On February 6, 2004, the court granted defendants’ demurrer, dismissing the complaint subject to plaintiff’s right to amend within 45 days.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq National Market under the symbol “AMLN.” The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on The Nasdaq National Market:

	High	Low
Year Ended December 31, 2003
Fourth Quarter	$30.40	$21.30
Third Quarter	30.75	20.95
Second Quarter	26.86	15.47
First Quarter	17.95	13.73
Year Ended December 31, 2002
Fourth Quarter	$18.98	$14.45
Third Quarter	17.24	8.85
Second Quarter	11.86	8.01
First Quarter	11.10	7.32

The last reported sale price of our common stock on The Nasdaq National Market on March 1, 2004 was $23.63. As of March 1, 2004, there were approximately 950 shareholders of record of our common stock.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenue under collaborative agreements	$85,652	$13,395	$—	$—	$—
Expenses:
Research and development	149,431	94,456	49,601	33,807	19,181
General and administrative	56,761	25,334	20,469	10,716	7,920
Acquired in-process research and development	3,300	—	—	—	—
	209,492	119,790	70,070	44,523	27,101
Net interest and other income (expense)	1,032	(3,392)	(1,902)	480	(3,463)
Net loss	(122,808)	(109,787)	(71,972)	(44,043)	(30,564)
Dividends paid on preferred stock	—	—	—	—	335
Net loss available to common stockholders	$(122,808)	$(109,787)	$(71,972)	$(44,043)	$(30,899)

Net loss per share — basic and diluted	$(1.33)	$(1.39)	$(1.09)	$(0.71)	$(0.73)
Shares used in calculating net loss per share — basic and diluted	92,396	79,106	65,927	61,644	42,271

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$269,776	$147,358	$46,574	$82,899	$22,503
Working capital	243,144	92,368	47,188	78,380	17,359
Total assets	311,045	168,545	63,527	90,635	26,422
Long-term obligations	202,425	88,234	58,073	52,103	46,847
Accumulated deficit	(640,339)	(517,531)	(407,744)	(335,772)	(291,729)
Total stockholders’ equity (deficit)	63,216	12,298	(3,483)	31,286	(26,400)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

We have two first-in-class lead drug candidates in late stage development for the treatment of diabetes that have completed Phase 3 clinical trials, SYMLIN (pramlintide acetate) and exenatide.  We are developing exenatide, including both twice-daily and sustained release formulations, with our partner Eli Lilly and Company, or Lilly, pursuant to a global development and commercialization collaboration agreement signed in September 2002.  The agreement provides for equal sharing of exenatide expenses and operating profits in the United States.  Outside of the United States, Lilly leads development and regulatory efforts and is responsible for 80% of the development expenses and 100% of the commercial expenses.  Future operating profits from outside of the United States will be split 80% to Lilly and 20% to us.  We have two early stage development programs for the treatment of obesity, including a Phase 2 program for AC137 (pramlintide acetate) and a Phase 1 program for AC162352 (PYY 3-36).  We are studying AC2592 (GLP-1), in a Phase 2 program for the treatment of patients with severe congestive heart failure.  Our drug candidate AC3056 is in a Phase 1 program for the treatment of atherosclerosis-related cardiovascular disease.  We maintain a focused discovery research program concentrated on peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues to date have been derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly and previous SYMLIN collaborative agreements. We currently have no approved products and we have not received any revenues from the sale of any of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  As of December 31, 2003, our accumulated deficit was approximately $640 million.

At December 31, 2003, we had approximately $270 million in cash, cash equivalents and short-term investments.  We do not expect to generate positive operating cash flows for at least the next few years and accordingly, we expect that we will need to raise additional funds from outside sources.  Refer to the discussion under the heading “Liquidity and Capital Resources” for more detailed information regarding our anticipated future financing requirements.

Research and Development Programs

Currently, our research and development efforts are focused on seven programs in various stages of development as detailed in the following table:

Program	Indication	Development Status	Planned 2004 Milestones

SYMLIN®	Type 1 and insulin-using type 2 diabetes	• Second FDA “Approvable Letter” received in late 2003 • Discussions with FDA ongoing	• Clarify FDA requirements for approval

Exenatide	Type 2 diabetes	• Pivotal Phase 3 trials completed	• Submit New Drug Application (NDA), in mid-2004

Exenatide LAR	Type 2 diabetes	• Phase 2 evaluation	• Initiate Phase 2 study in first quarter of 2004

AC2952 (GLP-1)	Late-stage congestive heart failure	• Phase 2 evaluation	• Submit Investigational New Drug Application (IND), in second half of 2004 • Initiate additional Phase 2 study second half of 2004

AC137 (pramlintide acetate)	Obesity	• Phase 2 evaluation	• Phase 2 study initiated in first quarter of 2004 • Report Phase 2 results in second half of 2004

AC3056	Atherosclerosis	• Phase 1 evaluation	• Phase 1 evaluation ongoing

AC162352 (PYY 3-36)	Obesity	• Preclinical evaluation • IND filed with FDA in late 2003	• Initiate Phase 1 study in first quarter of 2004 • Report Phase 1 results in second half of 2004

From inception through 1998, we devoted substantially all of our research and development efforts to SYMLIN. Beginning in 1999, the composition of our research and development costs started to include costs for our other drug candidates, primarily exenatide and exenatide LAR.  Our recent research and development efforts are focused on our late stage diabetes products, SYMLIN and exenatide, however we are building a pipeline by leveraging our experience with metabolic diseases to include programs targeted for obesity and cardiovascular disease.

The drug development process, from discovery through regulatory approval, takes on average 12 years according to recent industry reports.  The process includes several steps defined by the United States Food and Drug Administration, or FDA.  The process begins with discovery and preclinical evaluation leading up to the submission of an IND to the FDA, which allows for the initiation of the clinical evaluation in humans of a potential drug candidate.  Clinical evaluation is typically comprised of three phases of study, Phase 1, Phase 2 and Phase 3.  Generally, the majority of a drug candidate’s total development costs are incurred during Phase 3, as these trials are typically the longest and largest studies conducted during the drug development process.  Successful completion of Phase 3 clinical testing is followed by the submission of an NDA to the FDA for marketing approval.  It is not uncommon for the FDA to request additional data following its review of an NDA, which can significantly increase the drug development timeline and expenses.  Following initial regulatory approval for a drug candidate, we anticipate initiating additional clinical studies aimed at expanding product labels and market potential. The timing and costs to complete the successful development of any of our drug candidates are highly uncertain, and therefore difficult to estimate.  For a more complete discussion of the risks and uncertainties associated with our development programs, please refer to the “Risk Factors Related to our Business” section of Item I above.

Our research and development expenses are comprised of salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of our facilities costs.  We charge direct internal and external program costs to the respective development programs.  We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Year ended December 31,
	2003	2002	2001
Exenatide	$85.7	$56.0	$19.6
SYMLIN	27.3	17.3	10.6
Early stage programs and research	14.4	7.4	7.1
Unallocated	22.0	13.8	12.3
	$149.4	$94.5	$49.6

Exenatide

Exenatide, the first in a new class of drugs called incretin mimetics, is a drug candidate for the treatment of type 2 diabetes. We are developing exenatide, including both twice-daily and sustained release formulations, with Lilly to improve glucose control in patients with type 2 diabetes who are not achieving target levels with diet, exercise and metformin, a sulfonylurea or a combination of metformin and a sulfonylurea.

We completed our pivotal Phase 3 clinical trials of exenatide in the fourth quarter of 2003.  We believe the results of these studies are sufficient to form the basis of an NDA for exenatide, which is planned for submission to the FDA in mid-2004.

Our planned 2004 development efforts for our exenatide development program include the continuation of ongoing open label clinical trials, the continuation of manufacturing scale-up and the completion of the NDA. Other trials planned for 2004 include studies to support regulatory filings outside of the United States and studies to increase our understanding of exenatide’s potential in the United States and other markets.

We are also studying a sustained release formulation of exenatide, or exenatide LAR, which is currently in a Phase 2 program.  We believe that exenatide’s glucose-dependent mechanism of action, in addition to its potency and long half-life presents a unique opportunity for a sustained release formulation.  In early 2004, we intend to initiate a Phase 2 dose-proportionality study of exenatide using a target formulation that might allow once-a-week to a once-a-month administration of exenatide. This sustained release formulation of exenatide is being developed in collaboration with Lilly and Alkermes.

The timing of material net cash inflows from our exenatide and exenatide LAR development programs are dependent upon regulatory approvals, and subsequent market acceptance.

SYMLIN

SYMLIN is a synthetic version of human amylin, a hormone co-secreted with insulin by the beta cells in the pancreas. We are studying SYMLIN for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. Other than insulin and insulin analogues, SYMLIN is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical trials since the discovery of insulin approximately 80 years ago.

In May 2003, we completed a SYMLIN dose titration study in patients with type 1 diabetes.  Data from the dose titration study formed the basis of an amendment to our SYMLIN NDA, which was submitted to the FDA in June 2003.  We are currently conducting two open label studies.  The first is an extension of the dose titration study and the second is an open label study initiated during 2003 to study the use of SYMLIN in type 1 and type 2 patients in a standard endocrine/diabetes specialist practice setting.

In December 2003, we received a second approvable letter for SYMLIN from the FDA.  The FDA requested additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia. Discussions with the FDA are under way with a goal to clarify the specific requirements to obtain FDA approval for SYMLIN.  Until these requirements are known, our research and development efforts for SYMLIN will be limited to specific activities related to our interactions with the FDA and continuation of the ongoing open label clinical trials discussed above.

The timing of material net cash inflows from SYMLIN is dependent upon regulatory approvals and subsequent market acceptance.

Early-stage programs and research

In addition to our late-stage diabetes development programs, we are also studying compounds for the treatment of obesity and cardiovascular disease. We have two compounds in our development pipeline for the treatment of obesity.   We initiated a Phase 2 study of AC137 (pramlintide acetate) for the treatment of obesity in the first quarter of 2004.  We submitted an IND for our second obesity drug candidate, AC162352 (PYY 3-36), in December of 2003 and plan to begin a Phase 1 study in early 2004.  We also have two drug candidates for the treatment of cardiovascular disease.  AC2592 (GLP-1) is in a Phase 2 program for the treatment of severe congestive heart failure.  This program was acquired in early 2003.  We plan to submit an IND for AC2592 and initiate a Phase 2 study in the second half of 2004.    AC3056 is our drug candidate for the treatment of atherosclerosis-related cardiovascular disease and is in a Phase 1 program. We are evaluating strategic opportunities for this drug candidate.  Our internal research efforts continue to be focused on the discovery of additional peptides for the treatment of diseases.

Results of Operations

Revenues under Collaborative Agreements

We had revenues under collaborative agreements of $85.7 million in 2003 compared to $13.4 million in 2002 and no such revenues in 2001.  The revenues recorded in these periods consist solely of amounts earned pursuant to our collaboration with Lilly for exenatide, entered into in September 2002.  Revenues under collaborative agreements include the amortization of a portion of the $80 million of up-front payments received from Lilly, recognition of a portion of the milestone payments received from Lilly in December 2003, amounts paid or payable by Lilly to equalize exenatide development expenses, and amounts earned for the co-promotion of Humatrope.

The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Year ended December 31,
	2003	2002	2001
Amortization of up-front payment	$42.1	$13.4	$—
Recognition of milestone payment	30.0	—	—
Cost-sharing and co-promotion payments	13.6	—	—
	$85.7	$13.4	$—

In September 2002, Lilly made an $80 million non-refundable payment to us, and we agreed to incur the first $101.2 million of development costs following the date of the agreement.  Accordingly, we recorded 100% of the first $101.2 million of U.S. development costs for exenatide, whether incurred by us or by Lilly, and we recorded as revenue approximately 50% of these development costs through an amortization of $50 million of the up-front payment, which amortization was completed during the third quarter of 2003.  The remaining $30 million is being amortized to revenues ratably over a 7-year period.

During the third quarter of 2003, we reached the $101.2 million level of cumulative exenatide development costs.   Subsequently, Lilly is responsible to fund, on an ongoing basis, 50% of development costs in the United States and 80% of development costs outside of the United States.  While we continue to lead exenatide development efforts in the United States, Lilly is also directly incurring exenatide development expenses and makes cost-sharing payments to us to equalize development costs, which are recorded as revenues under collaborative agreements in the period in which the related development expenses are incurred.

In addition to the up-front payment and ongoing cost sharing payments discussed above, Lilly agreed to make future milestone payments of up to $85 million to us upon the achievement of certain development milestones related to both the twice-daily and sustained release formulations of exenatide.  In December 2003, following successful completion of our pivotal Phase 3 clinical trials for exenatide, we received a milestone payment of $35 million from Lilly.  Of this amount, $30 million was recorded as revenues under collaborative agreements and the remaining $5 million was deferred, as it is potentially creditable against future milestones.  The majority of future development milestones relate to events in the exenatide LAR development program, and we may receive up to $130 million of future commercial milestones contingent upon the launch of the twice-daily and sustained release formulations of exenatide in the United States and selected territories throughout the world.

We also recorded a small amount as revenues under collaborative agreements in 2003 for amounts earned for our co-promotion of Humatrope.  We recorded no such revenues in 2002 or 2001.

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment.  The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Research and Development Expenses

Research and development expenses were $149.4 million, $94.5 million and $49.6 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Our research and development expenses increased significantly on a year-over-year basis in both 2003 and 2002.  The $54.9 million increase in research and development expenses in 2003 compared to 2002 primarily reflects increased costs of $29.7 million associated with our exenatide development program, including costs to complete the pivotal Phase 3 clinical trials, costs for open label extensions of these trials and costs associated with manufacturing scale-up.  We also incurred increased costs of $10.0 million for SYMLIN, primarily costs associated with the completion of the dose-titration study, ongoing open label clinical trials and the development of a pen delivery platform. In addition, we incurred increased costs of $7.0 million associated with our research activities and our earlier stage development programs, primarily AC2592 and AC162352.

The $44.9 million increase in research and development expenses in 2002 compared to 2001 reflects, almost exclusively, increased costs of $36.4 million associated with our exenatide development program, including costs associated with the pivotal Phase 3 clinical trials and manufacturing scale-up, and to a lesser extent, increased SYMLIN costs of  $6.7 million associated with clinical trials that formed the basis of our NDA amendment in June 2003.

Acquired in-process Research and Development

We recorded an expense of $3.3 million in 2003 for acquired in-process research and development related to the acquisition of our AC2592 development program. This compound is in early Phase 2 development, and no alternative future use was identified.  Additional development and regulatory activities are required and product launch, if approved, is not expected in the near-term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $56.8 million, $25.3 million and $20.4 million in the years ended December 31, 2003, 2002 and 2001 respectively.

The $31.5 million increase in 2003, compared to 2002 is due primarily to costs associated with the continued investment in our commercial and business support organizations to support future product launches, as well as increased facilities costs required to support our growth.  The expansion of our commercial organization includes the addition of a 50 person sales force, increased medical education activities for SMYLIN, and growth in our managed care and other sales support functions.

The $4.9 million increase in general and administrative expenses in 2002 compared to 2001 reflects primarily an increase in pre-launch expenses for SYMLIN and to a lesser extent, an increase in our number of employees and other business support costs.

Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and investments.  Interest and other income was $7.1 million in 2003, $2.6 million in 2002, and $4.2 million in 2001. The increase in 2003 compared to 2002 reflects a $3.6 million gain on early retirement of debt at a discount and higher average reserves available for investment.  The decrease in 2002 compared to 2001 primarily reflects declining market interest rates in 2002 as compared to 2001.

Interest and other expense consists primarily of interest expense resulting from long-term debt obligations.  In 2003 we issued $175 million aggregate principal amount of convertible senior notes with a coupon rate of 2.25%. During 2003, we repaid our outstanding indebtedness to Johnson & Johnson incurred pursuant to the terms of an earlier collaboration agreement.  The interest expense attributable to the debt to Johnson & Johnson through the date of repayment was a non-cash expense, consisting of accrued

interest added to the principal balance and the amortization of a debt discount.   Interest expense in future periods will consist of interest on the 2.25% convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $6.0 million in 2003, $6.0 million in 2002 and $6.1 million in 2001.

Net Loss

Our net loss for the year ended December 31, 2003 was $122.8 million compared to $109.8 million in 2002 and $72.0 million in 2001.  The increase in the net loss in 2003 compared to 2002 reflects the increased operating expenses, partially offset by the increases in revenues from collaborative agreement and interest and other income, discussed above.  The increase in the net loss in 2002 compared to 2001 reflects the increased operating expenses and the reduction in interest and other income, partially offset by the increase in revenues from collaborative agreement discussed above.

We expect to incur substantial operating losses for at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs, exenatide, exenatide LAR, and our earlier stage development programs, the planned commercialization of SYMLIN and exenatide and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements.

At December 31, 2003, we had $269.8 million in cash, cash equivalents and short-term investments compared to $147.4 million at December 31, 2002.  The increase in our cash, cash equivalents and short-term investments in 2003 reflects $279 million provided by our financing activities, partially offset by amounts used to fund our operations during 2003. The significant financing activities include $165 million in net proceeds from a public offering of common stock in January 2003, $170 million in net proceeds received from a private placement of 2.25% convertible senior notes in June and July 2003, and the repayment of our indebtedness to Johnson & Johnson of $63 million.

We expect to use between $160 and $170 million of cash to fund our operating activities during 2004.  This spending level assumes net cost sharing payments from Lilly to equalize exenatide development and pre-launch costs.  We do not expect to receive significant milestone payments from Lilly in 2004.  SYMLIN activities planned for 2004 will be focused primarily on ongoing open label clinical studies and continued discussions with the FDA to clarify the requirements for SYMLIN approval.  This also assumes the maintenance of our commercial capabilities and continued progress with our earlier stage development programs.  We do not expect to generate positive operating cash flows for at least the next few years.

In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”), which allows us to sell up to $300 million of various securities in one or more offerings in the future.  The terms of any offering will be established at the time of sale.  The SEC declared this registration statement effective in February 2004.  We also have a loan facility with Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for exenatide.  At the end of 2003, a small portion of this facility was available to us and we expect more to become available in 2004.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.

While we are not currently contemplating a specific source of financing, we expect that we will need to raise additional funds from outside sources to continue our research and development activities, fund operating expenses, establish manufacturing sources and inventory, pursue regulatory approvals and build sales and marketing capabilities as necessary.  The sources of outside funding available to us include public and/or private offerings of common or preferred stock, debt or other securities, amounts available to us under our Lilly loan facility, and revenues and expense reimbursements from collaborative agreements for one or more of our drug candidates.  The level at which we seek additional funding, the source of such funding, and the timing of any action is dependent on many factors, including but not limited to, the development status of our drug candidates, the timing of potential regulatory approvals for SYMLIN and exenatide and prevailing market conditions.

We used cash of $143.4 million, $20.4 million and $67.8 million from our operating activities in the years ended December 31, 2003, 2002 and 2001, respectively.  Our operating activities in 2003 and 2002 reflect payments received from Lilly of a $35 million milestone payment and an $80 million up-front payment, respectively.  Our investing activities used $128.3 million, $57.2 million and provided $49.0 million in the years ended December 31, 2003, 2002, and 2001, respectively.  Investing activities in all three years consisted primarily of purchases and sales of short-term investments, but also included purchases of laboratory and office equipment and patent additions.  Financing activities provided $278.9 million, $124.6 million and $35.0 million in the years ended December 31, 2003, 2002 and 2001, respectively.  These amounts consisted primarily of proceeds from sales of common stock and the issuance of convertible senior notes, partially offset by principal payments on notes payable and capital lease obligations.

During 2003, we issued $175 million aggregate principal amount of 2.25% convertible senior notes due June 30, 2008 in a private placement generating net proceeds of $170 million. The notes are currently convertible into a total of up to 5.4 million shares of our common stock at $32.55 per share.  Under certain circumstances, the notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued interest.

The following table summarizes our contractual obligations and maturity dates as of December 31, 2003  (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$175,000	$—	$—	$175,000	$—
Capital lease obligations	39	12	27	—	—
Operating leases	54,641	3,073	9,220	10,935	31,413
Total (2)	$229,680	$3,085	$9,247	$185,935	$31,413

(1)          Excludes interest payments, payable in cash semi-annually, of $3.9 million per year.

(2)          Excludes long-term obligation of $2.2 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.

At December 31, 2003, we are committed to purchase approximately $5.9 million of SYMLIN inventory in the subsequent twelve-month period.  If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.4 million of additional material pursuant to an agreement with Johnson & Johnson.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of Amylin.  If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

Our future capital requirements will depend on many factors, including: the timing and costs involved in obtaining regulatory approvals for SYMLIN and exenatide; whether regulatory approvals for the marketing of SYMLIN and exenatide are received; our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements for SYMLIN; our ability to progress with other ongoing and new clinical and preclinical trials and the extent of these trials; scientific progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents; competing technological and market developments; changes in or new collaborative relationships; and any costs of manufacturing scale-up.

Since August 2001, we have been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against us, our Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in our stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. We believe that the lawsuit is without merit and intend to defend ourselves and our officers and directors vigorously against the claims, although no assurance can be given that we will be successful in defending such claims. If we are not successful in our defense of this lawsuit, we may be required to make significant payments to our stockholders.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101’’), “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments.  Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Inventory

We capitalize inventory costs associated with certain drug candidates prior to receipt of regulatory approval, based on management’s judgment of probable future commercialization.  We would be required to expense these capitalized costs upon a change in such judgment, due to, among other factors, a decision denying approval of the drug candidate by regulatory agencies.

At December 31, 2003, gross capitalized inventory, all of which relates to SYMLIN, totaled $15.9 million.  Additionally, at December 31, 2003, we are committed to purchase $5.9 million of SYMLIN inventory in the subsequent twelve-month period.   Our ability to recover the value of this inventory is dependent upon our ability to obtain regulatory approvals to market SYMLIN in the United States and/or other markets.

Additionally, approximately $9.3 million of the $15.9 million of SYMLIN inventory is in finished dosage form, the majority of which was manufactured in late 2003.  Our NDA suggests that the finished inventory would have a thirty-six month expiration period.  We evaluate the recoverability of our finished inventory in consideration of our expected regulatory timelines and estimated sales volumes.  In December 2003, we received a second approvable letter from the FDA for SYMLIN.  As a result, our planned launch of SYMLIN was delayed.  Accordingly, we have a valuation reserve of $3.3 million at December 31, 2003 related to our finished SYMLIN inventory, of which $2.2 million was provided for in 2003.

Income Taxes

We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credits.  Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods.  Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have fully reserved for these deferred tax assets in our consolidated balance sheets at December 31, 2003 and 2002, respectively.  If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income in that same period.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and associated overhead expenses and facilities costs.  Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors.  Invoicing from third-party contractors for services performed can lag several months.  We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which became effective for us on January 1, 2004.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 is not expected to have a material impact on our results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  The fair value of our 2.25% senior convertible notes approximates their carrying value.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a)(1) of this annual report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)                  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

Our management does not expect that our disclosure control and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the company have been detected.  While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting and to monitor ongoing developments in these areas.

(b)                 There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of  “Election of Directors,” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting of stockholders.

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2003 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	10,570	$13.01	4,750
Equity compensation plans not approved by securityholders	9	$6.58	—
Total	10,579	$13.00	4,750

We had the following equity compensation plans in effect as of December 31, 2003 that were adopted with the approval of our stockholders:  the 1991 Option Plan, the 2001 Equity Incentive Plan, the 2001 Employee Stock Purchase Plan, the 1994 Non-Employee Directors’ Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the Non-Employee Directors’ Deferred Compensation Plan.

Our stockholders did not approve the individual compensation arrangement entered into in January 1995 with Joseph C. Cook, Jr., who served as our Chairman and Chief Executive Officer from 1998 to 2003, and continues to serve as our Chairman.  From 1994 to 1998, Mr. Cook served as a consultant to us under various consulting agreements pursuant to which he received cash compensation and was granted non-qualified stock options.  In connection with one of his consulting agreements with us entered into in January 1995, we also entered into a phantom stock unit agreement with Farview Management Co., L.P., a consulting firm of which Mr. Cook is a general partner.  Pursuant to the phantom stock agreement, Farview received 9,000 phantom stock units, each representing the right to receive cash or shares of our common stock.  The phantom stock agreement provides that on the date Mr. Cook ceases to be a consultant to or director of our company, we will pay Farview the fair market value of the phantom stock units in cash or shares of our common stock, at our election.  The fair market value of each phantom stock unit is to be determined based on the closing price per share of our common stock on The Nasdaq National Market on the last trading day prior to the date that Mr. Cook ceases to be a consultant to or director of our company.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption contained in “Ratification of Selection of Independent Auditors” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2004 annual meeting of stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Index to Exhibits — See Item 15(c) below.

(b)      Reports on Form 8-K

1.               We filed a current report on Form 8-K, dated November 4, 2003, which included as an exhibit a press release announcing our financial results for the quarter ended September 30, 2003.

2.               We filed a current report on Form 8-K on November 12, 2003, which included as an exhibit a press release announcing the results of the second of three pivotal phase 3 studies of exenatide.

3.               We filed a current report on Form 8-K on November 25, 2003, which included as an exhibit a press release announcing the results of the third of three pivotal phase 3 studies of exenatide.

4.               We filed a current report on Form 8-K on December 18, 2003, which included as an exhibit a press release announcing our receipt from the FDA of a second approvable letter for SYMLIN.

5.               We filed a current report on Form 8-K on December 22, 2003, which included as exhibits (a) a press release from us and Eli Lilly and Company announcing the achievement of the first development milestones for exenatide and (b) a press release announcing that the Securities and Exchange Commission is conducting an informal inquiry related to recent communications about our drug candidate, SYMLIN.

(c)      Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(17)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(23)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(22)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(22)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(30)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(26)	4.6	Indenture dated as of June 23, 2003, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(26)	4.7	Form of 2.25% Convertible Senior Note due 2008.
(26)	4.8	Registration Rights Agreement dated June 23, 2003, between Registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
(12)	4.9	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(19)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(5)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(15)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(1)(2)	10.7	License Agreement, dated as of November 22, 1991, among the Registrant, the Regents of the University of Minnesota, and Per Westermark.
(3)	10.8	Form of Nonstatutory Stock Option Agreement under the Directors’ Plan.†
(4)	10.9	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(5)	10.10	Consulting Agreement dated June 15, 1995, between Registrant and Joseph C. Cook, Jr., as amended on March 25, 1996, and related Nonstatutory Stock Option grant dated June 15, 1995.†
(13)	10.11	Amendment dated September 1, 1996, to Option Agreements between the Registrant and Howard E. Greene, Jr.†
(7)(2)	10.12	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(7)(2)	10.13	Collaborative Research and Assignment Agreement dated October 15, 1996, among the Registrant, London Health Sciences Centre and Dr. John Dupre.
(9)	10.14	Amendment dated January 15, 1997, to the Consulting Agreement dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr.†
(10)(2)	10.15	Collaboration Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(10)(2)	10.16	License and Option Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(11)	10.17	Registrant’s Directors’ Deferred Compensation Plan.†
(20)(2)	10.18	Agreement dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.
(14)	10.19	Employment Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(15)	10.20	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(16)	10.21	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(20)(2)	10.22	Assignment and Amendment Agreement dated September 9, 1998, by and among the Registrant and Bachem California and Ortho-Biotech.
(20)(2)	10.23	Pramlintide Repurchase Agreement dated September 16, 1998, between the Registrant and Ortho-Biotech.
(16)	10.24	Stock Option Agreement dated October 23, 1998, between the Registrant and Joseph C. Cook, Jr.†
(20)(2)	10.25	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.
(21)(2)	10.26	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(8)	10.27	Registrant’s Change in Control Employee Severance Benefits Plan.†
(25)	10.28	Registrant’s 2001 Deferred Compensation Plan, as amended February 19, 2003.†
(11)	10.29	Registrant’s 2001 Employee Stock Purchase Plan.†
(11)	10.30	Registrant’s 2001 Equity Incentive Plan.†
(11)	10.31	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.†
(24)	10.32	Sublease Agreement dated June 9, 2000, between Registrant and ST Microelectronics, Inc.
(24)	10.33	Registrant’s Non-Employee Directors’ Stock Option Plan.†
(23)(2)	10.34	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.

Exhibit Footnote	Exhibit Number
(23)(2)	10.35	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)(2)	10.36	Loan Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)	10.37	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)	10.38	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(26)	10.39	Security Agreement dated June 30, 2003, between the Registrant and Eli Lilly and Company.
(28)(2)	10.40	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(26)(2)	10.41	Employment Agreement dated May 20, 2003, between Registrant and Julia R. Brown. †
(27)	10.42	Registrant’s Non-Employee Directors’ Stock Option Plan Stock Option Agreement, as amended. †
(27)	10.43	Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(27)	10.44	Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(27)	10.45	Employment Agreement dated June 9, 2003, between Registrant and Ginger L. Graham. †
(29)(2)	10.46	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(29)(2)	10.47	Limited Manufacturing and Supply Agreement dated June 16, 2003, between Registrant and OMJ Pharmaceuticals, Inc.
	10.48	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.*
	10.49	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.*
	10.50	Sublease Agreement dated November 24, 2003, between Registrant and Bristol-Myers Squibb Company.
	10.51	Lease Agreement dated November 14, 2003, between Registrant and ARE-9363/9373/9393 Towne Centre, LLC.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney. Reference is made to page 44.
	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certifications Pursuant to U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(5)                    Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6)                    Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)                    Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8)                    Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)                    Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(10)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(11)              Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

(12)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)              Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14)              Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-58831) or amendments thereto and incorporated herein by reference.

(15)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(16)              Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(17)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(18)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(19)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(20)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(21)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(22)              Filed as an exhibit on Form 8-K dated June 17, 2002, or amendments thereto and incorporated herein by reference.

(23)              Filed as an exhibit on Form 8-K dated October 3, 2002, or amendments thereto and incorporated herein by reference.

(24)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(25)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(26)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(27)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(28)              Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

(29)              Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003.

(30)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

Date:	March 12, 2004

		By:	/s /Ginger L. Graham
Ginger L. Graham
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ginger L. Graham and Mark G. Foletta, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GINGER L. GRAHAM	President, Chief Executive Officer and Director	March 12, 2004
Ginger L. Graham	(Principal Executive Officer)

/s/ MARK G. FOLETTA	Vice President of Finance and Chief Financial Officer	March 12, 2004
Mark G. Foletta	(Principal Financial and Accounting Officer)

/s/ JOSEPH C. COOK, JR.	Chairman of the Board	March 12, 2004
Joseph C. Cook, Jr.

/s/ VAUGN D. BRYSON	Director	March 12, 2004
Vaughn D. Bryson

/s/ HOWARD E. GREENE, JR.	Director	March 12, 2004
Howard E. Greene, Jr.

/s/ TERRANCE H. GREGG	Director	March 12, 2004
Terrance H. Gregg

/s/ JAY S. SKYLER, M.D.	Director	March 12, 2004
Jay S. Skyler, M.D.

/s/ JOSEPH P. SULLIVAN	Director	March 12, 2004
Joseph P. Sullivan

/s/ THOMAS R. TESTMAN	Director	March 12, 2004
Thomas R. Testman

/s/ JAMES N. WILSON	Director	March 12, 2004
James N. Wilson

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Amylin Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California
February 6, 2004

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$76,615	$69,415
Short-term investments	193,161	77,943
Inventories	12,574	9,820
Other current assets	6,198	3,203
Total current assets	288,548	160,381

Property and equipment, net	13,691	4,469
Patents and other assets, net	4,044	3,695
Debt issuance costs, net	4,762	—
	$311,045	$168,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$31,636	$19,502
Accrued compensation	9,482	6,421
Current portion of deferred revenue	4,286	42,090
Total current liabilities	45,404	68,013

Deferred revenue, net of current portion	25,229	24,515

Note payable and other long-term obligations, net of current portion	2,196	63,719

Convertible senior notes	175,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock, $.001 par value, 200,000 shares authorized, 93,625 and 81,979 issued and outstanding at December 31, 2003 and 2002, respectively	94	82
Additional paid-in capital	703,479	530,023
Accumulated deficit	(640,339)	(517,531)
Deferred compensation	(310)	(443)
Accumulated other comprehensive income	292	167
Total stockholders’ equity	63,216	12,298
	$311,045	$168,545

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001

Revenues under collaborative agreement	$85,652	$13,395	$—

Operating expenses:
Research and development	149,431	94,456	49,601
Selling, general and administrative	56,761	25,334	20,469
Acquired in-process research and development	3,300	—	—
	209,492	119,790	70,070
Loss from operations	(123,840)	(106,395)	(70,070)
Interest and other income	7,079	2,619	4,179
Interest and other expense	(6,047)	(6,011)	(6,081)
Net loss	$(122,808)	$(109,787)	$(71,972)

Net loss per share — basic and diluted	$(1.33)	$(1.39)	$(1.09)

Weighted average shares — basic and diluted	92,396	79,106	65,927

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Common stock		Additional	Accumulated	Deferred	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	paid-in capital	deficit	compensation	income (loss)	(deficit)
Balance at December 31, 2000	63,383	$63	$367,022	$(335,772)	$(307)	$280	$31,286
Comprehensive income (loss):
Net loss	—	—	—	(71,972)	—	—	(71,972)
Unrealized gain on available-for-sale securities	—	—	—	—	—	108	108
Comprehensive loss	—	—	—	—	—	—	(71,864)
Issuance of common stock upon exercise of options	576	1	1,218	—	—	—	1,219
Issuance of common stock for employer 401(k) match	38	—	347	—	—	—	347
Issuance of common stock for other employee benefit plans	72	—	542	—	—	—	542
Stock-based compensation	—	—	614	—	—	—	614
Issuance of common stock in private placement	3,485	4	33,756	—	—	—	33,760
Deferred compensation related to stock options	—	—	204	—	(204)	—	—
Amortization of deferred compensation	—	—	—	—	202	—	202
Issuance of warrants for services	—	—	411	—	—	—	411
Balance at December 31, 2001	67,554	68	404,114	(407,744)	(309)	388	(3,483)
Comprehensive income (loss):
Net loss	—	—	—	(109,787)	—	—	(109,787)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(221)	(221)
Comprehensive loss	—	—	—	—	—	—	(110,008)
Issuance of common stock upon exercise of options and warrants	601	—	3,474	—	—	—	3,474
Issuance of common stock for employer 401(k) match	29	—	472	—	—	—	472
Issuance of common stock for other employee benefit plans	115	—	905	—	—	—	905
Stock-based compensation	—	—	103	—	—	—	103
Issuance of common stock in public offering	12,075	12	90,742	—	—	—	90,754
Issuance of common stock in connection with collaboration agreement	1,605	2	29,998	—	—	—	30,000
Deferred compensation related to stock options	—	—	215	—	(215)	—	—
Amortization of deferred compensation	—	—	—	—	81	—	81
Balance at December 31, 2002	81,979	82	530,023	(517,531)	(443)	167	12,298
Comprehensive income (loss):
Net loss	—	—	—	(122,808)	—	—	(122,808)
Unrealized loss on available-for-sale securities	—	—	—	—	—	125	125
Comprehensive loss	—	—	—	—	—	—	(122,683)
Issuance of common stock upon exercise of options and warrants	898	1	6,376	—	—	—	6,377
Issuance of common stock for employer 401(k) match	39	—	873	—	—	—	873
Issuance of common stock for other employee benefit plans	167	—	1,384	—	—	—	1,384
Stock-based compensation	—	—	84	—	—	—	84
Issuance of common stock in public offering	10,542	11	164,674	—	—	—	164,685
Deferred compensation related to stock options	—	—	65	—	(65)	—	—
Amortization of deferred compensation	—	—	—	—	198	—	198
Balance at December 31, 2003	93,625	$94	$703,479	$(640,339)	$(310)	$292	$63,216

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(122,808)	$(109,787)	$(71,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,481	2,105	1,289
Inventory reserve	2,186	1,015	—
Amortization of debt discount	655	1,198	1,198
Accrued interest added to note payable	2,701	4,725	4,764
Gain on early retirement of note payable	(3,567)	—	—
Other non-cash expenses	1,303	1,000	1,574
Changes in operating assets:
Inventories	(4,940)	(2,834)	(6,924)
Other current assets	(3,195)	(1,702)	100
Accounts payable and accrued liabilities	15,820	16,984	1,680
Deferred revenue	(37,090)	66,605	—
Other assets and liabilities, net	1,049	297	468
Net cash used in operating activities	(143,405)	(20,394)	(67,823)

Investing activities:
Purchases of short-term investments	(335,756)	(152,136)	(50,940)
Sales and maturities of short-term investments	220,329	98,200	103,503
Purchases of equipment, net	(12,314)	(2,535)	(2,641)
Increase in patents	(546)	(701)	(950)
Net cash provided by (used in) investing activities	(128,287)	(57,172)	48,972

Financing activities:
Proceeds from issuance of common stock, net	172,446	125,133	35,521
Proceeds from issuance of convertible debt, net	169,696	—	—
Principal payments on notes payable and capital leases	(63,250)	(547)	(540)
Net cash provided by financing activities	278,892	124,586	34,981

Increase in cash and cash equivalents	7,200	47,020	16,130
Cash and cash equivalents at beginning of year	69,415	22,395	6,265
Cash and cash equivalents at end of year	$76,615	$69,415	$22,395

Supplemental disclosures of cash flow information:
Interest paid	$2,065	$47	$118

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

Amylin Pharmaceuticals, Inc. (the “Company” or “Amylin”) was incorporated in Delaware on September 29, 1987. Amylin is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to provide consistent presentation for all periods presented.

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

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments. Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices, and a portion of facilities costs.  Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors.  Invoicing from third-party contractors for services performed can lag several months.  The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

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

Investments

The Company has classified its debt securities as available-for-sale when the Company does not intend to hold the securities to maturity or hold the securities for resale in anticipation of short-term market movements. Accordingly, the Company carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Inventories

Inventories are stated at the lower of cost (FIFO) or market, and consist of SYMLIN® bulk drug material and finished SYMLIN drug product in vials for syringe administration and cartridges for pen administration, pending regulatory approvals.

Included in inventories are $0.5 million and $1.6 million at December 31, 2003, and 2002, respectively, of advance payments for raw materials.

Long-lived Assets

Long-lived assets, consisting primarily of office and laboratory equipment, are recorded at cost.  Depreciation of equipment is computed using the straight-line method, over three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment.  The Company recorded depreciation expense of $3.1 million, $1.7 million and $1.1 million in the years ended December 31, 2003, 2002 and 2001, respectively.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2003.

Patents

The Company has filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Legal and related costs incurred in connection with pending patent applications have generally been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued.  Gross capitalized patent costs were approximately $4.7 million and $4.6 million at December 31, 2003 and 2002, respectively.  Accumulated amortization was approximately $1.9 million and $1.2 million at December 31, 2003 and 2002, respectively.  Capitalized costs related to patent applications are charged to operations in the period during which a determination not to pursue such applications is made.

Debt Issuance Costs

Debt issuance costs relate to the $175 million of 2.25% convertible senior notes issued in June and July of 2003.   Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes.  The Company incurred total debt issuance costs of $5.3 million and recorded $0.5 million of amortization in the year ended December 31, 2003.

Net Loss Per Share

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods.  Common stock equivalents from stock options and warrants of approximately 4.2 million, 1.8 million and 4.1 million were excluded from the calculation of net loss per share for the years ended December 31, 2003, 2002 and 2001, respectively, because the effect is antidilutive.

Foreign Currency Translation

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year.  Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001.

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

Stock-based Compensation

The Company records compensation expense for employee stock options based upon the intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded.

As required under SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Year ended December 31,
	2003	2002	2001
Risk-free interest rate	3.73%	3.75%	4.50%
Dividend yield	0%	0%	0%
Volatility factor	120%	131%	134%
Weighted-average expected life	6.59	4.60	6.47

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

	Years ended December 31,
	2003	2002	2001
Net loss, as reported	$(122,808)	$(109,787)	$(71,972)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	23,342	11,010	9,349
Pro forma net loss	$(146,150)	$(120,797)	$(81,321)
Earnings per share:
Basic and diluted – as reported	$(1.33)	$(1.39)	$(1.09)
Basic and diluted – pro forma	$(1.58)	$(1.53)	$(1.23)

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS No. 149 did not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

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

2. Investments

The following is a summary of short-term investments as of December 31, 2003 and 2002 (in thousands).

	Available-for-Sale Securities

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
U.S. Treasury securities and obligations of U.S. Government agencies	$67,238	$31	$(42)	$67,227
Asset backed securities	64,047	13	(51)	64,009
Corporate and other debt securities	61,902	37	(14)	61,925
Total	$193,187	$81	$(107)	$193,161

December 31, 2002
U.S. Treasury securities and obligations of U.S. Government agencies	$20,813	$35	$—	$20,848
Asset backed securities	20,415	117	—	20,532
Corporate and other debt securities	36,532	31	—	36,563
Total	$77,760	$183	$—	$77,943

The gross realized gains on sales of available-for-sale securities totaled $0.2 million and $0.5 million and the gross realized losses totaled $1.6 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively. Approximately $111.8 million,  $58.9 million and $22.4 million mature in 2004, 2005, and thereafter, respectively.

3.  Other Financial Information

Inventories consist of the following (in thousands):

	At December 31,
	2003	2002
Raw materials	$6,608	$8,929
Finished goods	9,303	2,042
Valuation reserve	(3,337)	(1,151)
	$12,574	$9,820

Other current assets consists of the following (in thousands):

	At December 31,
	2003	2002
Interest and other receivables	$2,013	$701
Prepaid expenses	4,185	2,502
	$6,198	$3,203

Property and equipment consists of the following (in thousands):

	At December 31,
	2003	2002
Office equipment and furniture	$7,262	$4,626
Laboratory equipment	6,653	2,929
Production equipment	608	—
Leasehold improvements	6,673	1,334
	21,196	8,889
Less accumulated depreciation and amortization	(7,505)	(4,420)
	$13,691	$4,469

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	At December 31,
	2003	2002
Accounts payable	$28,713	$17,310
Accrued expenses	2,911	1,639
Current portion of note payable	—	540
Current portion of capital leases	12	13
	$31,636	$19,502

4.  Debt and Lease Commitments

In November 1997, the Company entered into a financing agreement to provide the Company with up to $2.7 million of financing for equipment purchases.  The Company made monthly payments of principal and interest and the loan was paid in full in December 2003 and the agreement terminated.  At December 31, 2002, the Company had an outstanding balance of $540,000 for this debt.  Monthly interest payments were calculated based on prime plus 0.5%.  The credit agreement provided the lender with a security interest in all equipment financed under the agreement and requires payment of a security deposit of 50% of the remaining outstanding balance should the Company’s cash and investment balances fall below $10 million.

The Company leases its facilities under operating leases. The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs.  For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent and is included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company has obligations under capital leases, which total $39,000, of which $12,000 is due in 2004.

Minimum future annual obligations for operating leases for years ending after December 31, 2003 are as follows (in thousands):

2004	$3,073
2005	4,033
2006	5,187
2007	5,425
2008	5,510
Thereafter	31,413
Total minimum lease payments	$54,641

Rent expense for 2003, 2002, and 2001, was $4.5 million, $2.0 million, and $2.3 million, respectively.

5.  Note Payable to Johnson & Johnson and Related Commitments

From June 1995 to August 1998, Amylin and Johnson & Johnson collaborated on the development and commercialization of SYMLIN pursuant to a worldwide collaboration agreement. The collaboration terminated in August 1998 and all product and other rights associated with SYMLIN and related compounds reverted to Amylin, subject to the obligation to pay amounts owed under a loan and security agreement for advances received by the Company under development and pre-marketing loan facilities during the term of the collaboration.

In July 2003, the Company repaid all its outstanding indebtedness to Johnson & Johnson for $62.7 million, representing a discount of seven percent from face value on the date of payment.   This transaction resulted in a gain of $3.6 million, which is included in interest and other income in the accompanying consolidated statements of operations for the year ended December 31, 2003.  At December 31, 2002, the total principal and interest due to Johnson & Johnson was approximately $64.7 million.  The amount included in note payable and other long-term obligations in the consolidated balance sheet of $62.9 million at December 31, 2002 is net of a debt discount of $1.8 million, which represents the unamortized portion of the value assigned to the warrants issued to Johnson & Johnson.

In September 1998, the Company entered into an agreement with Ortho-Biotech, Inc., an affiliate of Johnson & Johnson, which provided for the possible future purchase by the Company of commercial grade SYMLIN bulk drug material purchased by Johnson & Johnson during the collaboration agreement. The Company must purchase the drug material in full on the first to occur of certain events, including the execution of an agreement with a major pharmaceutical company relating to the development, commercialization and/or sale of SYMLIN, receipt of regulatory approval for the sale of SYMLIN, or a change in control of the Company.  The purchase price will be the price originally paid by Johnson & Johnson, plus a carrying cost equivalent to the five-year U.S. Treasury note rate plus 3%.  If none of the aforementioned events occurs, the Company has no obligation related to this agreement.  At December 31, 2003, Ortho-Biotech was holding inventory purchased under this agreement totaling $7.2 million with a purchase cost to the Company of approximately $9.4 million.

6.  Convertible Senior Notes

In June 2003, the Company issued $150 million aggregate principal amount of convertible senior notes due June 30, 2008 in a private placement.  In July 2003, the Company issued an additional $25 million aggregate principal amount of the notes when the initial purchasers exercised in full an option to purchase additional notes.

The Company has filed a registration statement under the Securities Act to permit registered resale of the notes and of the common stock issuable upon conversion.  The Company has used a portion of the net proceeds from these transactions for research and development, the planned commercialization of SYMLIN® and for general corporate purposes.  In addition, the Company used some of the net proceeds from these transactions to repay all of its outstanding indebtedness to Johnson & Johnson (see Note 5).

The sale was completed with a coupon of 2.25% per annum, payable in cash semi-annually.  The notes are convertible into a total of up to 5.4 million shares of common stock at a conversion price of $32.55 per share, subject to adjustment in certain circumstances.  The notes are redeemable in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, at the Company’s option, if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed notes equal to $112.94 per $1,000 principal amount of the notes, less interest actually paid or accrued but unpaid on the notes.

7.  Stockholders’ Equity (Deficit)

Stock Purchase Plans

In November 1991, the Company adopted the Employee Stock Purchase Plan (the “1991 Stock Purchase Plan”), under which 600,000 shares of common stock may be issued to eligible employees, including officers.  Contributions to this plan may not exceed 15% of the participant’s eligible compensation.  The price of common stock issued under the 1991 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date.  This plan expired in January 2002.  At December 31, 2003, 600,000 shares of common stock had been issued under the 1991 Stock Purchase Plan.

In March 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”), under which 400,000 shares of common stock may be issued to eligible employees, including officers.  Contributions to this plan may not exceed 15% of the participant’s eligible compensation.  The Company’s stockholders approved this plan at its 2001 annual meeting.  The price of common stock issued under the 2001 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2003, approximately 211,000 shares of common stock had been issued under the 2001 Stock Purchase Plan.

Stock Option Plans

Under the Company’s 1991 Stock Option Plan (the “1991 Plan”), 7.8 million shares of common stock were reserved for issuance upon exercise of options granted to employees and consultants of the Company.  The 1991 Plan provides for the grant of incentive and nonstatutory stock options. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant.  Generally, options are granted at prices equal to at least 100% of the fair market value of the stock subject to the option at the date of grant, expire not later than ten years from the date of grant and vest over a four-year period, with one-quarter becoming exercisable one year following the date of grant and the remainder becoming exercisable in monthly increments over a three-year period.  From time to time, as approved by the Company’s Board of Directors, options with differing terms have also been granted.

In December 2000, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”), which provides for an additional 11.5 million shares of common stock reserved for issuance upon exercise of options granted to employees and consultants of the Company.  The 2001 Plan provides for up to an additional 5.3 million shares to be reserved for issuance upon exercise of options to the extent that options issued under the 1991 Plan expire or are cancelled subsequent to the adoption of the 2001 Plan.   The 2001 Plan was approved at a meeting of stockholders in January 2001 and the 2001 Plan, as amended, was approved by the Company’s stockholders at its 2003 annual meeting. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of nonstatutory options may not be less than 85% of the fair market value of the stock on the date of the grant and, in some cases, may not be less than 100% of such fair market value.  Options issued under the 2001 Plan are generally issued, vest and expire on the same terms as the 1991 Plan.

Under the Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), 450,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to non-employee directors of the Company.   The Directors’ Plan was approved by the Company’s stockholders at its 2001 annual meeting.  Options granted under the Directors’ Plan must have an exercise price of at least 100% of the fair market value of the stock subject to the option on the date of grant, vest ratably over periods ranging from twelve to thirty-six months and expire not later than ten years from the date of grant.  Options ceased being granted under the Directors’ Plan upon the approval of the 2003 Non-Employee Directors’ Plan described below.

In April 2003, the Company adopted the 2003 Non-Employee Director’s Plan (the “2003 Directors’ Plan).  The 2003 Director’s Plan provides for automatic grants to non-employee directors upon their initial appointment or election to the Company’s Board of Directors.  Options granted under the 2003 Directors’ Plan are issued under the 2001 Plan described above.  Options are granted at prices that may not be less than 100% of the fair market value of the stock subject to the option at the date of grant, expire not later than ten years from the date of grant and vest over a four-year period, with one-quarter becoming exercisable one year following the date of grant and the remainder becoming exercisable in monthly increments over a three-year period.

The following table summarizes option activity for all of the option plans (in thousands, except per share data):

	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2000	5,678	$7.10
Granted	2,209	$8.28
Exercised	(576)	$2.12
Cancelled	(247)	$9.15
Outstanding at December 31, 2001	7,064	$7.80
Granted	1,685	$12.93
Exercised	(593)	$5.86
Cancelled	(192)	$10.80
Outstanding at December 31, 2002	7,964	$8.96
Granted	3,665	$20.40
Exercised	(898)	$7.68
Cancelled	(161)	$11.74
Outstanding at December 31, 2003	10,570	$13.01

At December 31, 2003, approximately 4.5 million shares remained available for grant under the Company’s stock option plans.  The weighted average grant-date fair value of options granted by the Company was $18.06, $11.14 and $7.64 in the years ended December 31, 2003, 2002 and 2001 respectively. Following is a further breakdown of the options outstanding as of December 31, 2003 (in thousands, except per share data):

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.313	-	$2.656	1,120	4.78	$1.718	1,119	$1.718
$2.719	-	$5.730	1,162	6.48	$5.353	744	$5.147
$5.813	-	$9.937	1,275	6.13	$8.507	990	$8.358
$9.980	-	$11.950	1,588	7.60	$11.252	894	$11.069
$12.000	-	$14.281	1,213	6.20	$13.602	1,039	$13.686
$14.375	-	$17.850	946	8.68	$16.467	213	$16.377
$17.860	-	$22.020	2,069	9.34	$18.874	68	$18.942
$22.220	-	$29.980	1,197	9.58	$24.648	—	$—
			10,570			5,067

Stock Warrants

In May 1997, in conjunction with an amendment to a license agreement, the Company issued a warrant to the licensor to purchase 20,000 shares of the Company’s common stock with a fixed exercise price of $11.375 per share and a 10-year exercise period.  The Company determined that the value of this warrant was not material.

In September 1997, in conjunction with the draw down under the development loan facility with Johnson & Johnson, the Company issued a warrant to Johnson & Johnson to purchase 1,530,950 shares of the Company’s common stock at an exercise price of $12.00 per share, which expires on September 29, 2007 (see “Note Payable to Johnson & Johnson and Related Commitments”). The estimated fair value of the warrants at that time was $8.1 million and this amount was amortized to interest expense over the life of the development loan.

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

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2003 (in thousands):

Employee Stock Option Plans	14,758
Employee Stock Purchase Plans	189
Directors’ Deferred Compensation Plan	24
Directors’ Stock Option Plan	350
Warrants	1,626
Convertible Senior Notes	5,376
22,323

Issuance of Common Stock

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

In September 2002, in connection with the Lilly collaboration, Lilly purchased approximately 1.6 million shares of the Company’s common stock at a purchase price of $30 million, or $18.69 per share.  These shares are not registered under the Securities Act of 1933 (“the Act”), as amended and will be subject to restrictions on the transfer or resale pursuant to the Act.  Lilly has certain registration rights with respect to these shares that became exercisable upon the completion of all three of the ongoing Phase 3 clinical trials for exenatide in the fourth quarter of 2003.

In January 2003, the Company completed a public offering of approximately 10.5 million shares of its common stock at a price of $16.60 per share.  This offering was completed pursuant to a $175 million universal shelf registration statement initially filed with the Securities and Exchange Commission in November 2002.  This transaction generated net proceeds of approximately $165 million for the Company.

Shareholder Rights Plan

In June 2002, the Company adopted a Preferred Share Purchase Rights Plan (the “Rights Plan”).  The Rights Plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share (the “Common Shares”), held of record at the close of business on June 28, 2002.  The Rights are not currently exercisable.  Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of the Company’s common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share  (the “Preferred Shares”) at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. Under certain conditions, the Rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.001 per Right.

8.     Benefit Plans

The Company has a defined contribution 401(k) plan for the benefit of all eligible employees.  Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock.  The fair market value of matching contributions made by the Company for the benefit of its employees in 2003, 2002 and 2001 was $873,000,  $475,000 and $347,000, respectively.

In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned.  Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets.  Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion.  The Company recorded expense associated with this plan of $521,000, $499,000 and $158,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation.    The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices.   The company-owned assets are placed in a “rabbi trust” and are included in other current assets in the accompanying consolidated balance sheets.  The corresponding liability of $2.2 million, $772,000 and $500,000 at December 31, 2003, 2002 and 2001, respectively, is included in note payable and other long-term liabilities in the accompanying consolidated balance sheet.  Total contributions to this plan, consisting solely of compensation deferred by participants, were $1.2 million, $318,000, and $466,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.  Collaborative Agreements

Collaboration with Eli Lilly and Company

In September 2002, the Company and Eli Lilly and Company (“Lilly”) entered into a collaboration agreement for the global development and commercialization of exenatide, including both twice-daily and sustained release formulations.  Under the terms of the agreement Amylin and Lilly will share U.S. development and commercialization costs equally.  Development costs outside of the United States will be shared 80% by Lilly and 20% by Amylin and Lilly will be responsible for all commercialization costs outside of the United States.

Amylin and Lilly will share equally in operating profits from the sale of collaboration products in the United States.   Operating profits from the sale of product outside of the United States will be shared at approximately 80% to Lilly and 20% to Amylin.  Additionally, the companies agreed that, for a limited period of time prior to the commercialization of exenatide, Amylin will co-promote Humatrope®, Lilly’s recombinant human growth hormone product, in the United States.

At signing, Lilly made initial non-refundable payments to the Company totaling $80 million and Amylin agreed to incur the first $101.2 million of development expenses for exenatide following the date of the agreement.  This cumulative level of development expenses was reached during the year ended December 31, 2003.  Subsequent to this $101.2 million of cumulative development expenses, Lilly is responsible to fund, on an ongoing basis, 50% of development costs in the U.S and 80% of development costs outside of the United States.

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide.  The Company received development milestones of $35 million in December 2003 following the successful completion of the Phase 3 clinical program for exenatide.  Of this amount, $30 million was recognized as revenues under collaborative agreements in the accompanying consolidated statements of operations and $5 million was deferred as long term deferred revenue in the accompanying consolidated balance sheets as it is potentially creditable against future milestone payments. Certain of the future development milestone payments may be converted into Amylin common stock, at Lilly’s option, if the filing of a New Drug Application with the United States Food and Drug Administration (“FDA”) for exenatide LAR is delayed beyond December 31, 2007.   Lilly has also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations.

The Company recorded revenue under this collaborative agreement of $85.7 million and $13.4 million in the years ended December 31, 2003 and 2002, respectively and incurred reimbursable development expenses of $88.3 million and $22.7 million in the years ended December 31, 2003 and 2002, respectively.  Reimbursable expenses consist of direct internal and external expenses for exenatide development.

The Company has a loan facility with Lilly that, subject to certain defined development and regulatory events, over time could provide the Company up to $110 million to fund a portion of its development and commercialization costs for exenatide. At December 31, 2003 a small amount was available to the Company and there were no amounts outstanding under the loan facility.  The loan facility will be secured by certain patents and other tangible assets of the Company and becomes convertible into common stock of the Company, at Lilly’s option, if amounts remain outstanding for more than two years.

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

Under the terms of the agreement, Alkermes has granted the Company an exclusive, worldwide license to its Medisorb ®  technology for the development and commercialization of injectable sustained release formulations of exendins, such as exenatide, and other related compounds that Amylin may develop.  In exchange, Alkermes  receives funding for research and development and may earn future milestone payments upon achieving specified development and commercialization goals.  Alkermes will also receive a combination of royalty payments and manufacturing fees based on any future product sales.

10.  Income Taxes

Significant components of Amylin’s deferred tax assets as of December 31, 2003 and 2002 are shown below (in thousands).  A valuation allowance of $289.5 million, of which $62.9 million is related to 2003 changes, has been recognized as of December 31, 2003 to offset the deferred tax assets, as realization of such assets in the future is uncertain.  The deferred tax asset includes a future tax benefit of approximately $10 million related to stock option deductions, which, if recognized, will be allocated to additional paid in capital.

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$190,433	$153,419
Research and development credits	37,311	28,867
Deferred revenue	12,026	27,139
Capitalized research expenses	47,304	15,610
Other	4,356	2,880
Total deferred tax assets	291,430	227,915
Deferred tax liabilities:
Intangibles	(1,926)	(1,362)
Valuation allowance for deferred tax assets	(289,504)	(226,553)
Net deferred tax assets	$—	$—

At December 31, 2003, Amylin had Federal net operating loss carryforwards of approximately $528 million, California net operating loss carryforwards of approximately $60 million and foreign tax net operating loss carryforwards of approximately $8 million. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the fifty to sixty percent limitation on California loss carryforwards.  The Company also has Federal research and development tax credit carryforwards of $29 million, of which $0.1 million will expire in 2004, and California research and development tax credit carryforwards of $13 million.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs or has occurred within a three-year period.  Federal and California net operating loss carryforwards of up to $3 million and up to $8 million respectively are set to expire in 2004 if the Company determines that such a limitation has occurred and subject to the Company’s ability to achieve taxable income in 2004.

11.  Acquired In-Process Research and Development

In January 2003, the Company completed an acquisition from Restoragen, Inc. of a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, targeted for the treatment of congestive heart failure.  In connection with the transaction, the Company also acquired rights to various GLP-1 related patents.  The Company paid Restoragen approximately $3.3 million at closing and an additional payment of $0.7 million was made in the first quarter of 2004.

This compound is in early Phase 2 development and no alternative future use was identified.  As with many early Phase 2 compounds, launch of products, if approved is not expected in the near term.  Accordingly, the Company recorded a charge for acquired in-process research and development of $3.3 million in the year ended December 31, 2003.

12.  Legal Proceedings

Since August 2001, the Company has been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against Amylin, its Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in the Company’s stock price.  The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonable estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County.  The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company.  On February 6, 2004, the court granted defendants’ demurrer, dismissing the complaint subject to plaintiff’s right to amend within 45 days.

13.  Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  Summarized quarterly data for fiscal 2003 and 2002 are as follows (in thousands, except per share data):

	For the quarters ended

	March 31	June 30	September 30	December 31
2003:
Revenue under collaborative agreements	$11,885	$17,384	$15,361	$41,022
Loss from operations	(30,052)	(36,421)	(40,424)	(16,943)
Net loss	(30,810)	(37,157)	(37,504)	(17,338)
Basic and diluted net loss per share (1)	$(0.34)	$(0.40)	$(0.40)	$(0.19)

2002:
Revenue under collaborative agreements	$—	$—	$1,538	$11,857
Loss from operations	(21,220)	(26,326)	(30,446)	(28,403)
Net loss	(22,098)	(27,194)	(31,299)	(29,196)
Basic and diluted net loss per share (1)	$(0.30)	$(0.34)	$(0.39)	$(0.36)

(1)                                  Net loss per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.

Schedule II

AMYLIN PHARMACEUTICALS, INC
Schedule II: Valuation Accounts
(in thousands)

	Balance at	Additions
	beginning of period	Charged to expense	Charged to other		Deductions	Balance at end of period

Year ended December 31, 2003
Inventory Reserve	$1,151	1,926	260	(1)	—	$3,337

Year ended December 31, 2002
Inventory Reserve	$99	1,052	—		—	$1,151

Year ended December 31, 2001
Inventory Reserve	$—	99	—		—	$99

(1) Addition related to a physical inventory adjustment