Form 10-Q
period 2004-03-31
AMYLIN PHARMACEUTICALS INC
filed 2004-05-10
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $.001 par value	93,934,489

AMYLIN PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,336	$76,615
Short-term investments	180,893	193,161
Inventories	13,549	12,574
Receivable from collaborative partner	5,504	791
Other current assets	6,321	5,407
Total current assets	246,603	288,548

Property and equipment, net	14,270	13,691

Patents and other assets, net	3,984	4,044
Debt issuance costs, net	4,498	4,762
	$269,355	$311,045

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,468	$41,118
Current portion of deferred revenue	4,286	4,286
Total current liabilities	38,754	45,404

Capital lease obligations and other liabilities, net of current portion	2,764	2,196

Deferred revenue, net of current portion	24,158	25,229

Convertible senior notes	175,000	175,000

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 93,886 and 93,625 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	94	94
Additional paid-in capital	706,010	703,479
Accumulated deficit	(677,612)	(640,339)
Deferred compensation	(327)	(310)
Accumulated other comprehensive income	514	292
Total stockholders’ equity	28,679	63,216
	$269,355	$311,045

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenue under collaborative agreements	$6,689	$11,885

Operating expenses:
Research and development	27,457	28,122
Selling, general and administrative	16,088	10,515
Acquired in-process research and development	—	3,300
	43,545	41,937
Loss from operations	(36,856)	(30,052)

Interest and other income	847	827
Interest and other expense	(1,264)	(1,585)
Net loss	$(37,273)	$(30,810)

Net loss per share, basic and diluted	$(0.40)	$(0.34)

Shares used in computing net loss per share, basic and diluted	93,776	90,032

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003

Operating activities:
Net loss	$(37,273)	$(30,810)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,428	717
Amortization of deferred compensation	—	25
Amortization of debt discount	—	299
Accrued interest added to notes payable	—	1,236
Changes in operating assets and liabilities:
Inventories	(975)	(998)
Receivable from collaborative partner	(4,713)	(503)
Other current assets	(727)	(1,411)
Accounts payable and accrued liabilities	(6,650)	(4,282)
Deferred revenue	(1,071)	(11,427)
Other assets and liabilities, net	570	639
Net cash flows used for operating activities	(49,411)	(46,515)

Investing activities:
Purchases of short-term investments	(24,421)	(176,595)
Sales and maturities of short-term investments	36,724	74,825
Purchase of fixed assets, net	(1,667)	(1,871)
Increase in patents	(15)	(306)
Net cash flows provided by (used for) investing activities	10,621	(103,947)

Financing activities:
Issuance of common stock, net	2,514	165,712
Principal payments on capital leases and notes payable	(3)	(139)
Net cash flows provided by financing activities	2,511	165,573
Change in cash and cash equivalents	(36,279)	15,111

Cash and cash equivalents at beginning of period	76,615	69,415
Cash and cash equivalents at end of period	$40,336	$84,526

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003 are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of 4.3 million and 2.9 million for the three months ended March 31, 2004 and 2003, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.

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

As required under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions for the quarters ended March 31, 2004 and 2003, respectively:  risk-free interest rate of 2.86% and 2.93%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 119% and 126% and a weighted-average expected life of the option of 5.7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  These pro forma amounts may not be representative of the effects on reported net income (loss) for future periods due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share were as follows (in thousands, except for earnings per share):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(37,273)	$(30,810)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,128	3,337
Pro forma net loss	$(44,401)	$(34,147)
Net loss per share:
Basic and diluted – as reported	$(0.40)	$(0.34)
Basic and diluted – pro forma	$(0.47)	$(0.38)

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

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$7,856	$6,608
Finished goods	7,701	9,303
Valuation reserve	(2,008)	(3,337)
	$13,549	$12,574

4.    Debt Issuance Costs

Debt issuance costs relate to the $175 million of 2.25% convertible senior notes issued in June and July of 2003.   Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes.  The Company incurred total debt issuance costs of $5.3 million in 2003 and recorded $0.3 million of amortization of such costs in the quarter ended March 31, 2004.

5.   Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the three months ended March 31, 2004, and 2003, the comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2004	2003

Net loss	$(37,273)	$(30,810)
Other comprehensive gain:
Unrealized gain on investments:	222	77
Comprehensive loss	$(37,051)	$(30,733)

6.  Convertible Senior Notes

In June and July 2003, the Company issued $175 million aggregate principal amount of 2.25% convertible senior notes due June 30, 2008 in a private placement.

The Company filed a registration statement under the Securities Act in August 2003 to permit registered resale of the notes and of the common stock issuable upon conversion.  This registration statement was declared effective by the Securities and Exchange Commission, or SEC, in September 2003.

The notes carry a coupon of 2.25% per year, payable in cash semi-annually.  The notes are convertible into a total of up to 5.4 million shares of common stock at a conversion price of $32.55 per share, subject to adjustment in certain circumstances.  The notes are redeemable in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, at the Company’s option, if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed notes equal to $112.94 per $1,000 principal amount of the notes, less interest actually paid or accrued but unpaid on the notes.

7.  Acquired In-Process Research and Development

On January 29, 2003, the Company completed an acquisition from Restoragen, Inc. of a Phase 2 program utilizing continuous infusion of glucagon-like peptide 1, or GLP-1, targeted for the treatment of congestive heart failure.  This compound is in early Phase 2 development and no alternative future use was identified.  As with many early Phase 2 compounds, launch of the products, if approved, is not expected in the near term.  The Company recorded $3.3 million of acquired in-process research and development costs in the quarter ended March 31, 2003 related to this acquisition.

8.    Legal Proceedings

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

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County.  The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company.  On February 6, 2004, the court granted defendants’ demurrer, dismissing the complaint subject to plaintiff’s right to amend.

9.        Subsequent Events

On April 6, 2004, the Company issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011.  The notes carry a coupon of 2.5% per year, payable in cash semi-annually.  The notes are convertible into a total of up to 5.8 million shares of the Company’s common stock at a conversion price of $34.35 per share, subject to adjustment in certain circumstances.

Following the expiration of the Company’s agreement with Lilly to co-promote Humatrope® on March 31, 2004, the Company and Reliant Pharmaceuticals, LLC entered into an agreement on April 8, 2004 for the Company to co-promote certain of Reliant’s products.  Amounts earned pursuant to this agreement in future periods will be recorded as revenue under collaborative agreements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of factors, including risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of New Drug Applications, generally;  risks and uncertainties in FDA requirements for SYMLIN or exenatide approval; risks and uncertainties that regulatory approval, if any, may be delayed and/or limited; risks and uncertainties regarding the timing of our FDA filings; risks and uncertainties regarding the drug discovery and development process; risks and uncertainties regarding our ongoing and future clinical studies, including the timing of results; risks and uncertainties in our dependence on others, including Lilly; our ability to commercialize our drug candidates; our ability to protect our intellectual property, and our ability to raise additional capital; risks associated with our exenatide collaboration with Eli Lilly and Company, or Lilly, including our ability to achieve development and commercialization milestones and objectives under the collaboration agreement, and potential liability and indemnification obligations arising out of ongoing litigation.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in this section of the report as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, under the heading “Risk Factors Related To Our Business.”

Background

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

We have two first-in-class lead drug candidates in late stage development for the treatment of diabetes that have completed Phase 3 clinical trials, SYMLIN and exenatide.  We are developing exenatide, including both twice-daily and sustained release formulations, with our partner Lilly, pursuant to a global development and commercialization collaboration agreement signed in September 2002.

The agreement provides for equal sharing of exenatide expenses and operating profits in the United States.  Outside of the United States, Lilly leads development and regulatory efforts and is responsible for 80% of the development expenses and 100% of the commercial expenses.  Future operating profits from outside of the United States will be split 80% to Lilly and 20% to us.  We have two early stage development programs for the treatment of obesity, including a Phase 2 program for AC137 (pramlintide acetate) and a Phase 1 program for AC162352 (PYY 3-36).  We are studying AC2592 (GLP-1), in a Phase 2 program for the treatment of patients with severe congestive heart failure.  Our drug candidate AC3056 is a Phase 1 program for the treatment of atherosclerosis-related cardiovascular disease.  We maintain a focused discovery research program concentrated on peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues to date have been derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly and previous SYMLIN collaborative agreements. We currently have no approved products and we have not received any revenues from the sale of any of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  As of March 31, 2004, our accumulated deficit was approximately $678 million.

At March 31, 2004, we had approximately $221 million in cash, cash equivalents and short-term investments.  In April 2004, we issued $200 million aggregate principal amount of convertible senior notes, generating net proceeds to us of approximately $194 million.

Research and Development Programs

Our research and development efforts are focused on seven drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2004	2003
Exenatide	$12.4	$16.5
SYMLIN	4.5	4.1
Early stage programs and research	4.5	2.2
Unallocated	6.1	5.3
	$27.5	$28.1

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

We completed our pivotal Phase 3 clinical trials of exenatide in the fourth quarter of 2003.  We believe the results of these studies are sufficient to form the basis of a New Drug Application, or NDA, for exenatide, which is planned for submission to the FDA in mid-2004.

Our planned 2004 development activities for our exenatide development program include the continuation of ongoing open-label clinical trials, the continuation of manufacturing scale-up and the completion of the NDA. Other trials planned for 2004 include studies to support regulatory filings outside of the United States and studies to increase our understanding of exenatide’s potential in the United States and other markets.

We are also studying a sustained release formulation of exenatide, or exenatide LAR, which is currently in a Phase 2 program.  We believe that exenatide’s glucose-dependent mechanism of action, in addition to its potency and long half-life presents a unique opportunity for a sustained release formulation.  In the first quarter of 2004, we initiated a Phase 2 dose-proportionality study of exenatide using a target formulation that might allow once-a-week to a once-a-month administration of exenatide. This sustained release formulation of exenatide is being developed in collaboration with Lilly and Alkermes.

The timing of material net cash inflows from our exenatide and exenatide LAR development programs are dependent upon the timing and extent of regulatory approvals, and subsequent market acceptance.

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

In December 2003, we received a second approvable letter for SYMLIN from the FDA.  The FDA requested additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia. Discussions with the FDA are ongoing with a goal to clarify the specific requirements to obtain FDA approval for SYMLIN.  Until these requirements are known, our research and development efforts for SYMLIN will be limited to specific activities related to our interactions with the FDA and the continuation of ongoing open-label clinical trials.

The timing of material net cash inflows from SYMLIN is dependent upon the timing and extent of regulatory approvals and subsequent market acceptance.

Early-stage programs and research

In addition to our late-stage diabetes development programs, we are also studying compounds for the treatment of obesity and cardiovascular disease. We have two compounds in our development pipeline for the treatment of obesity.   We initiated a Phase 2 study of AC137 (pramlintide acetate) for the treatment of obesity in the first quarter of 2004.  We submitted an IND for our second obesity drug candidate, AC162352 (PYY 3-36), in December of 2003 and initiated a Phase 1 study in the first quarter of 2004.  We also have two drug candidates for the treatment of cardiovascular disease.  AC2592 (GLP-1) is in a Phase 2 program for the treatment of severe congestive heart failure.  We plan to submit an IND for AC2592 in the second half of 2004 and to initiate a Phase 2 study shortly thereafter.  AC3056 is our drug candidate for the treatment of atherosclerosis-related cardiovascular disease and is in a Phase 1 program. We are evaluating strategic opportunities for this drug candidate.  Our internal research efforts continue to be focused on the discovery of additional peptides for the treatment of diseases.

Results of Operations

Three Months Ended March 31, 2004

Revenue Under Collaborative Agreements

Revenue under collaborative agreements for the quarter ended March 31, 2004 decreased to $6.7 million from $11.9 million for the same period in 2003.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly.   The $5.2 million decrease in revenue under collaborative agreements in the current quarter compared to the same period in 2003 reflects primarily a shift in the relative proportion of total exenatide development expenses incurred by us and Lilly.

The following table summarizes the components of revenue under collaborative agreements for the three months ended March 31, 2004 and 2003 (in millions):

	Three months ended March 31,
	2004	2003
Amortization of up-front payments	$1.1	$11.4
Cost-sharing and co-promotion payments	5.6	0.5
	$6.7	$11.9

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

During the third quarter of 2003, we reached the $101.2 million level of cumulative exenatide development costs.   Subsequently, Lilly became responsible to fund 50% of development costs in the United States and 80% of development costs outside of the United States.  While we continue to lead exenatide development efforts in the United States, Lilly is also directly incurring exenatide development expenses and makes cost-sharing payments to us to equalize development expenses, which are recorded as revenues under collaborative agreements in the period in which the related development expenses are incurred.

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize U.S. development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment.  We will also record, as revenue under collaborative agreements, amounts earned pursuant to our co-promotion agreement with Reliant Pharmaceuticals, LLC. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Operating Expenses

Our total operating expenses for the quarter ended March 31, 2004 increased to $43.5 million from $41.9 million for the same period in 2003.  Research and development expenses for the quarter ended March 31, 2004 decreased to $27.5 million from

$28.1 million for the same period in 2003. Selling, general and administrative expenses for the quarter ended March 31, 2004 increased to $16.1 million from $10.5 million for the same period in 2003.

The $0.6 million decrease in research and development expenses in the current quarter, compared to the same period in 2003, reflects decreased expenses of $4.1 million for our exenatide development programs due largely to our recording 100% of the first $101.2 million of exenatide development expenses, including those expenses incurred by Lilly.  Partially offsetting the decreased exenatide costs were increased costs of $2.3 million for our earlier stage programs and general research, related primarily to the advancement of our earlier stage development programs, increased costs of $0.4 million for our SYMLIN development program and increased expenses of $0.8 million associated with unallocated research and development costs, reflecting principally an increase in our facilities costs, a portion of which are allocated to research and development expenses.

The $5.6 million increase in selling, general and administrative expenses in the current quarter compared to the same period in 2003 reflects our continued investment in our commercial and business support functions to support future product launches, if any, and increased facilities costs.  The expansion of our commercial organization includes increased pre-launch activities for exenatide and growth in our managed care and other commercialization functions.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments and was $0.8 million for the quarters ended March 31, 2004 and March 31, 2003.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  Interest expense in the quarter ended March 31, 2004 consists of interest on our $175 million of outstanding 2.25% convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $1.3 million for the quarter ended March 31, 2004, compared to $1.6 million for the same period in 2003.

Net Loss

The net loss for the quarter ended March 31, 2004 was $37.3 million compared to a net loss of $30.8 million for the same period in 2003.  The increase in the net loss reflects primarily the decrease in revenue under collaborative agreements and the increase in operating expenses discussed above.  The net loss for the quarter ended March 31, 2003 included a non-recurring expense of $3.3 million for acquired in-process research and development.

We expect to incur substantial operating losses for at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs for exenatide, exenatide LAR, and our earlier stage development programs, the planned commercialization of SYMLIN and exenatide and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements.

At March 31, 2004, we had $221.2 million in cash, cash equivalents and short-term investments as compared to $269.8 million at December 31, 2003.   The decrease reflects primarily the $49.4 million in cash used to fund our operating activities.  In April 2004, we issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011 in a private placement, generating net proceeds to us of approximately $194 million.

We continue to expect to use between $160 and $170 million of cash to fund our operating activities during 2004.  This spending level assumes net cost sharing payments from Lilly to equalize exenatide development and pre-launch costs.  We do not expect to receive significant milestone payments from Lilly in 2004.  SYMLIN activities planned for 2004 will be focused primarily on ongoing open label clinical studies and continued discussions with the FDA to clarify the requirements for SYMLIN approval.  This also assumes the maintenance of our commercial capabilities and continued progress with our earlier stage development programs.  We do not expect to generate positive operating cash flows for at least the next few years.

In December 2003, we filed a shelf registration statement with the SEC, which allows us to sell up to $300 million of various securities in one or more offerings in the future.  The terms of any offering, of which there have been none to date, will be established at the time of sale.  The SEC declared this registration statement effective in February 2004.  We also have a loan facility with Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for exenatide.  At March 31, 2004, a small portion of this facility was available to us and we expect more to become available later in 2004.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.  We will continue to consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek additional funding, the source of such funding, and the timing of any action is dependent on many factors, including but not limited to, the development status of our drug candidates, the timing of potential regulatory approvals for SYMLIN and exenatide and prevailing market conditions.

At March 31, 2004, we had $175 million aggregate principal amount of 2.25% convertible senior notes due June 30, 2008 outstanding. The notes are currently convertible into a total of up to 5.4 million shares of our common stock at $32.55 per share.  Under certain circumstances, the notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued interest.  In addition, in April 2004, we issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011.  These notes are currently convertible into a total of up to 5.8 million shares of our common stock at $34.35 per share.

We used cash of $49.4 million and $46.5 million for our operating activities in the quarters ended March 31, 2004 and 2003, respectively.  Investing activities provided $10.6 million and used $103.9 million in the quarters ended March 31, 2004 and 2003, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents.  Financing activities provided $2.5 million and $165.6 million in the quarters ended March 31, 2004 and 2003, respectively.  These amounts consist of proceeds from the sale of common stock, offset by payments on capital leases and notes payable.  The majority of the cash provided from financing activities in the quarter ended March 31, 2003 was generated by a public offering of common stock for net proceeds of approximately $165 million.

Our use of cash for our operating activities in the quarter ended March 31, 2004 was $49.4 million which was approximately $12.1 million greater than our net loss of $37.3 million.  This reflects primarily a reduction in accounts payable and accrued expenses of $6.7 million and an increase in our receivable from our collaborative partner of $4.7 million, consisting of amounts payable to us by Lilly to equalize exenatide development expenses.

The following table summarizes our contractual obligations and maturity dates as of March 31, 2004  (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1) (2)	$175,000	$—	$—	$175,000	$—
Capital lease obligations	36	12	24	—	—
Operating leases	53,889	3,187	9,702	10,824	30,176
Total (3)	$228,925	$3,199	$9,726	$185,824	$30,176

(1)          Excludes interest payments, payable in cash semi-annually, of $3.9 million per year.

(2)          Excludes $200 million aggregate principal amount of 2.5% senior convertible notes due April 15, 2011 issued in April 2004 and associated interest payments, payable in cash semi-annually, of $5.0 million per year.

(3)          Excludes long-term obligation of $2.7 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

At March 31, 2004, we were committed to purchase approximately $8.0 million of commercial grade bulk drug material in the subsequent twelve-month period.  If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with an earlier collaborative partner.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if we are subject to a change in control.  If none of these events occur, we have no obligation to purchase this material.

Our future capital requirements will depend on many factors, including: the timing and costs involved in obtaining regulatory approvals for SYMLIN and exenatide; whether regulatory approvals for the marketing of SYMLIN and exenatide are received; if regulatory approvals are received, costs associated with the commercialization of SYMLIN and exenatide; our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements for SYMLIN; our ability to progress with other ongoing and new clinical and preclinical trials and the extent of these trials; scientific progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents; competing technological and market developments; changes in or new collaborative relationships; and any costs of manufacturing scale-up.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  The fair value of our 2.25% and 2.5% senior convertible notes approximates their carrying value.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

(a)          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

On April 6, 2004, we issued, $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011 in a private placement.  The notes are convertible into our common stock at a conversion rate of 29.1117 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $34.35 per share.

We sold the notes to Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. in reliance upon the private placement exemption afforded by Section 4 (2) of the Securities Act of 1933, as amended.  The initial purchasers offered and sold the notes to “qualified institutional buyers” under Rule 144A of the Securities Act of 1933, as amended.  We have agreed to file a registration statement under the Securities Act to permit registered resale of the notes and of the common stock issuable upon their conversion.

The aggregate offering price of the notes was $200 million, 100% of the principal amount thereof.  The initial purchasers’ discount in connection with the offering was $6 million or 3% of the principal amount of the notes.

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
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)
4.4	Indenture, dated as of April 6, 2004, between the Company and J.P. Morgan Trust Company, National Association (as Trustee)
4.5	Form of 2.50% Convertible Senior Note due 2011
4.6	Registration Rights Agreement, dated as of April 6, 2004, between the Company and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certifications pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

(b)         Reports on Form 8-K:

1.               The Company furnished a Current Report on Form 8-K, dated January 12, 2004, which included the Company’s press release announcing that it gave a presentation in which it updated the status of its development programs and provided information regarding its financial condition as of December 31, 2003.

2.               The Company filed a Current Report on Form 8-K, dated February 24, 2004, which included the Company’s press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

3.               The Company filed a Current Report on Form 8-K, dated March 30, 2004, which included the Company’s press release announcing the initiation of a Phase 2 clinical study of exenatide LAR for type 2 diabetes, the initiation of a Phase 1 clinical study of AC162352 (PYY 3-36) for obesity, and the completion of enrollment of a Phase 2 clinical study of AC137 for obesity.

4.               The Company filed a Current Report on Form 8-K, dated March 30, 2004, which included the Company’s press release announcing that it intends to offer $150,000,000 of convertible senior notes due 2011 for sale in a private placement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 10, 2004	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)