Form 10-K/A
period 2003-12-31
AMYLIN PHARMACEUTICALS INC
filed 2004-07-15
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2004
Common Stock, $.001 par value	94,025,268

AMYLIN PHARMACEUTICALS, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE
PART IV. OTHER INFORMATION
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit 10.48
Exhibit 10.49
Exhibit 31.3
Exhibit 31.4

AMYLIN PHARMACEUTICALS, INC.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K/A to amend Exhibits 10.48 and 10.49 to the Company’s Form 10-K originally filed on March 12, 2004 (the “Form 10-K”).  No revisions have been made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

PART IV.  OTHER INFORMATION

ITEM 15.               Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)3  Index to Exhibits — See Item 15(c) below.

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

(c)  Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(17)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(23)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(22)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(22)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(30)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(26)	4.6	Indenture dated as of June 23, 2003, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(26)	4.7	Form of 2.25% Convertible Senior Note due 2008.
(26)	4.8	Registration Rights Agreement dated June 23, 2003, between Registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
(12)	4.9	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(19)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(5)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†

Exhibit Footnote	Exhibit Number
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(15)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(1)(2)	10.7	License Agreement, dated as of November 22, 1991, among the Registrant, the Regents of the University of Minnesota, and Per Westermark.
(3)	10.8	Form of Nonstatutory Stock Option Agreement under the Directors’ Plan.†
(4)	10.9	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(5)	10.10	Consulting Agreement dated June 15, 1995, between Registrant and Joseph C. Cook, Jr., as amended on March 25, 1996, and related Nonstatutory Stock Option grant dated June 15, 1995.†
(13)	10.11	Amendment dated September 1, 1996, to Option Agreements between the Registrant and Howard E. Greene, Jr.†
(7)(2)	10.12	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(7)(2)	10.13	Collaborative Research and Assignment Agreement dated October 15, 1996, among the Registrant, London Health Sciences Centre and Dr. John Dupre.
(9)	10.14	Amendment dated January 15, 1997, to the Consulting Agreement dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr.†
(10)(2)	10.15	Collaboration Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(10)(2)	10.16	License and Option Agreement between the Registrant and Hoechst Marion Roussel dated March 31, 1997.
(11)	10.17	Registrant’s Directors’ Deferred Compensation Plan.†
(20)(2)	10.18	Agreement dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.
(14)	10.19	Employment Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(15)	10.20	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(16)	10.21	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(20)(2)	10.22	Assignment and Amendment Agreement dated September 9, 1998, by and among the Registrant and Bachem California and Ortho-Biotech.
(20)(2)	10.23	Pramlintide Repurchase Agreement dated September 16, 1998, between the Registrant and Ortho-Biotech.
(16)	10.24	Stock Option Agreement dated October 23, 1998, between the Registrant and Joseph C. Cook, Jr.†
(20)(2)	10.25	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.
(21)(2)	10.26	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(8)	10.27	Registrant’s Change in Control Employee Severance Benefits Plan.†
(25)	10.28	Registrant’s 2001 Deferred Compensation Plan, as amended February 19, 2003.†
(11)	10.29	Registrant’s 2001 Employee Stock Purchase Plan.†
(11)	10.30	Registrant’s 2001 Equity Incentive Plan.†
(11)	10.31	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.†
(24)	10.32	Sublease Agreement dated June 9, 2000, between Registrant and ST Microelectronics, Inc.
(24)	10.33	Registrant’s Non-Employee Directors’ Stock Option Plan.†
(23)(2)	10.34	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)(2)	10.35	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)(2)	10.36	Loan Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)	10.37	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)	10.38	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(26)	10.39	Security Agreement dated June 30, 2003, between the Registrant and Eli Lilly and Company.
(28)(2)	10.40	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(26)(2)	10.41	Employment Agreement dated May 20, 2003, between Registrant and Julia R. Brown. †

Exhibit Footnote	Exhibit Number
(27)	10.42	Registrant’s Non-Employee Directors’ Stock Option Plan Stock Option Agreement, as amended. †
(27)	10.43	Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(27)	10.44	Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(27)	10.45	Employment Agreement dated June 9, 2003, between Registrant and Ginger L. Graham. †
(29)(2)	10.46	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(29)(2)	10.47	Limited Manufacturing and Supply Agreement dated June 16, 2003, between Registrant and OMJ Pharmaceuticals, Inc.
	10.48	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.*
	10.49	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.*
(31)	10.50	Sublease Agreement dated November 24, 2003, between Registrant and Bristol-Myers Squibb Company.
(31)	10.51	Lease Agreement dated November 14, 2003, between Registrant and ARE-9363/9373/9393 Towne Centre, LLC.
(31)	23.1	Consent of Ernst & Young LLP, Independent Auditors.
(31)	24.1	Power of Attorney.
(31)	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
(31)	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, related to this Amendment No. 1 to Form 10-K.
	31.4	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, related to this Amendment No. 1 to Form 10-K.
(31)	32.1	Certifications Pursuant to U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(31)         Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

		By:	/s/ MARK G. FOLETTA
Vice President of Finance and Chief Financial Officer

DATE	SIGNATURES	TITLE

July 15, 2004	/s/ GINGER L. GRAHAM *	President, Chief Executive Officer and Director
	Ginger L. Graham	(Principal Executive Officer)

July 15, 2004	/s/ MARK G. FOLETTA	Vice President of Finance and Chief Financial Officer
	Mark G. Foletta	(Principal Financial and Accounting Officer)

July 15, 2004	/s/ JOSEPH C. COOK, JR.*	Chairman of the Board
Joseph C. Cook, Jr.

July 15, 2004	/s/ VAUGHN D. BRYSON*	Director
Vaughn D. Bryson

July 15, 2004	/s/ HOWARD E. GREENE, JR.*	Director
Howard E. Greene, Jr.

July 15, 2004	/s/ TERRANCE H. GREGG*	Director
Terrance H. Gregg

July 15, 2004	/s/ JAY S. SKYLER, M.D.*	Director
Jay S. Skyler

July 15, 2004	/s/ JOSEPH P. SULLIVAN*	Director
Joseph P. Sullivan

July 15, 2004	/s/ THOMAS R. TESTMAN*	Director
Thomas R. Testman

July 15, 2004	/s/ JAMES N. WILSON*	Director
James N. Wilson

* By:	/s/ MARK G. FOLETTA
Mark G. Foletta
Attorney-In-Fact