Form 10-Q
period 2004-06-30
AMYLIN PHARMACEUTICALS INC
filed 2004-08-06
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19700

AMYLIN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0266089
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9360 Towne Centre Drive, Suite 110, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2004
Common Stock, $.001 par value	94,066,051

AMYLIN PHARMACEUTICALS, INC.

Part I.  Financial Information

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets

Current Assets:
Cash and cash equivalents	$83,310	$76,615
Short-term investments	287,040	193,161
Receivables from collaborative partners	4,641	791
Inventories	14,278	12,574
Other current assets	6,173	5,407
Total current assets	395,442	288,548

Property and equipment, net	18,981	13,691

Patents and other assets, net	3,949	4,044
Debt issuance costs, net	10,394	4,762
	$428,766	$311,045

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,098	$41,118
Current portion of deferred revenue	4,482	4,286
Total current liabilities	38,580	45,404

Capital lease obligations and other liabilities, net of current portion	2,769	2,196

Deferred revenue, net of current portion	23,086	25,229

Convertible senior notes	375,000	175,000

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 200,000 shares authorized, 94,025 and 93,625 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	94	94
Additional paid-in capital	706,939	703,479
Accumulated deficit	(717,039)	(640,339)
Deferred compensation	(211)	(310)
Accumulated other comprehensive income (loss)	(452)	292
Total stockholders’ equity (deficit)	(10,669)	63,216
	$428,766	$311,045

See accompanying notes to unaudited condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2004	2003
Revenue under collaborative agreements	$7,559	$17,384

Operating expenses:
Research and development	29,932	40,388
Selling, general and administrative	15,691	13,417
	45,623	53,805
Loss from operations	(38,064)	(36,421)

Interest and other income	1,147	909
Interest and other expense	(2,510)	(1,645)
Net loss	$(39,427)	$(37,157)

Net loss per share — basic and diluted	$(0.42)	$(0.40)

Shares used in computing net loss per share — basic and diluted	93,889	92,825

See accompanying notes to unaudited condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2004	2003
Revenue under collaborative agreements	$14,248	$29,269

Operating expenses:
Research and development	57,389	68,511
Selling, general and administrative	31,779	23,931
Acquired in-process research and development	—	3,300
	89,168	95,742
Loss from operations	(74,920)	(66,473)

Interest and other income	1,994	1,736
Interest and other expense	(3,774)	(3,230)
Net loss	$(76,700)	$(67,967)

Net loss per share — basic and diluted	$(0.82)	$(0.74)

Shares used in computing net loss per share—basic and diluted	93,864	91,612

See accompanying notes to unaudited condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(76,700)	$(67,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,131	1,536
Amortization of deferred compensation	61	65
Stock-based compensation	—	85
Amortization of debt discount	—	599
Accrued interest added to notes payable	—	2,473
Changes in operating assets and liabilities:
Receivables from collaborative partners	(3,850)	(1,328)
Inventories	(1,704)	(2,971)
Other current assets	(690)	(1,773)
Accounts payable and accrued liabilities	(7,020)	10,218
Deferred revenue	(1,947)	(27,479)
Other assets and liabilities, net	586	1,210
Net cash used for operating activities	(88,133)	(85,332)

Investing activities:
Purchases of short-term investments	(175,638)	(303,114)
Sales and maturities of short-term investments	80,939	164,016
Purchase of fixed assets	(7,546)	(5,503)
Increase in patents	(61)	(373)
Net cash used for investing activities	(102,306)	(144,974)

Financing activities:
Issuance of convertible debt, net	193,642	145,575
Issuance of common stock, net	3,498	168,676
Principal payments on capital leases and notes payable	(6)	(276)
Net cash provided by financing activities	197,134	313,975

Change in cash and cash equivalents	6,695	83,669

Cash and cash equivalents at beginning of period	76,615	69,415
Cash and cash equivalents at end of period	$83,310	$153,084

See accompanying notes to unaudited condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of June 30, 2004, and for the three and six month periods ended June 30, 2004, and June 30, 2003, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin No. 101, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments. Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods.  Common stock equivalents from stock options and warrants of 5.2 million and 5.3 million for the three and six months ended June 30, 2004, respectively, and common stock equivalents of 4.8 million and 4.4 million for the three and six months ended June 30, 2003, respectively, are excluded from the calculation of diluted loss per share because the effect is antidilutive.  Common stock equivalents from shares underlying our convertible senior notes of 10.8 million and 8.1 million for the three and six months ended June 30, 2004, respectively and common stock equivalents of 0.4 million and 0.2 million for the three and six months ended June 30, 2003, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive.

Stock-Based Compensation

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

As required under Statement of Financial Accounting Standards, or SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  These pro forma amounts may not be representative of the effects on reported net income (loss) for future periods due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings (loss) per common share were as follows (in thousands, except for earnings per share):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(39,427)	$(37,157)	$(76,700)	$(67,967)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	8,450	5,556	15,497	9,339
Pro forma net loss	$(47,877)	$(42,713)	$(92,197)	$(77,306)
Net loss per share:
Basic and diluted – as reported	$(0.42)	$(0.40)	$(0.82)	$(0.74)
Basic and diluted – pro forma	$(0.51)	$(0.46)	$(0.98)	$(0.84)

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

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$9,632	$6,608
Finished goods	7,155	9,303
Valuation reserve	(2,509)	(3,337)
	$14,278	$12,574

4.              Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the six months ended June 30, 2004 and 2003, the comprehensive loss consisted of (in thousands):

	Six months ended June 30,
	2004	2003

Net loss	$(76,700)	$(67,967)
Other comprehensive income (loss):
Unrealized gain (loss) on investments:	(744)	166
Comprehensive loss	$(77,444)	$(67,801)

5.              Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, issued in June and July of 2003, referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes.  Debt issuance costs are being amortized to interest expense over the contractual term of the respective notes.  The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.3 million and $0.5 million of amortization of such costs in the three and six months ended June 30, 2004, respectively.

6.              Convertible Senior Notes

In June and July 2003, the Company issued the 2003 Notes in a private placement.  The Company filed a registration statement under the Securities Act of 1933, as amended, or the Securities Act, in August 2003 to permit registered resale of the 2003 Notes and of the common stock issuable upon conversion of the 2003 Notes.  The SEC declared the registration statement effective in September 2003.

The 2003 Notes bear interest at a rate of 2.25% per year, payable in cash semi-annually and are convertible into a total of up to 5.4 million shares of common stock at a conversion price of $32.55 per share, subject to adjustment in certain circumstances.  The 2003 Notes are redeemable by the Company in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, at the Company’s option, if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes.

In April 2004, the Company issued the 2004 Notes in a private placement.  The Company filed a registration statement under the Securities Act in May 2004 to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.  The SEC declared the registration statement effective in July 2004.

The 2004 Notes bear interest at 2.5% per year, payable in cash semiannually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to adjustments in certain circumstances.  The Company may not redeem the 2004 Notes prior to maturity.

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

8.              Co-promotion agreement

In April 2004, the Company entered into an agreement to co-promote certain cardiovascular products of Reliant Pharmaceuticals, Inc., or Reliant.  Amounts earned under this agreement are included in revenue under collaborative agreements.

9.              Litigation

Since August 2001, the Company has been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against the Company, its Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in the Company’s stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The Company believes that the lawsuit is without merit.  In July 2004, the Company executed a memorandum of understanding with plaintiffs to settle the lawsuit, subject to approval by the court.   The terms of the memorandum of understanding include payment by the Company of $1.95 million plus $0.15 million for class notice and related costs, all of which will be covered by the Company’s insurance.  Any of the $1.95 million amount remaining after full reimbursement to class members and payment of plaintiff legal fees will be donated to the American Diabetes Association.  If the Company is not successful in obtaining court approval of this settlement, or in its defense of this lawsuit, the Company may be required to make significant payments to its stockholders.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County.  The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company.  On February 6, 2004, the court granted defendants’ demurrer without prejudice and an amended complaint was filed by the plaintiff on May 12, 2004. A second demurrer was filed by the defendants on June 16, 2004.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of factors, including risks and uncertainties that the Company may require more cash for operating activities than anticipated; risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of New Drug Applications, or NDAs, generally; risks and uncertainties in FDA requirements for exenatide and/or SYMLIN approval; risks and uncertainties that regulatory approval, if any, may be delayed and/or limited; risks and uncertainties regarding the timing of our FDA submissions; risks and uncertainties regarding the drug discovery and development process; risks and uncertainties regarding our ongoing and future clinical studies, including the timing of results; risks and uncertainties in our dependence on others, including Eli Lilly and Company, or Lilly; our ability to commercialize our drug candidates; our ability to protect our intellectual property; our ability to raise additional capital; risks associated with our exenatide collaboration with Lilly, including our ability to achieve development and commercialization milestones and objectives under the collaboration agreement.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in this section of the report as well as those discussed in our recently filed registration statement on Form S-3 under the heading “Risks Related to Our Business.”

Background

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

We have two first-in-class lead drug candidates in late stage development for the treatment of diabetes that have completed Phase 3 clinical studies and are under regulatory review in the United States, exenatide and SYMLIN.  We are developing exenatide, including both twice-daily and sustained release formulations, with our partner, Lilly, pursuant to a global development and commercialization collaboration agreement signed in September 2002. The agreement provides for equal sharing of exenatide expenses and operating profits in the United States.  Outside of the United States, Lilly leads development and regulatory efforts and is responsible for 80% of the development expenses and 100% of the commercial expenses.  Future operating profits earned outside of the United States will be divided 80% to Lilly and 20% to us.

We have two early stage development programs for the treatment of obesity, including a Phase 2 program for AC137 (pramlintide acetate) and a Phase 1 program for AC162352 (PYY 3-36).  We are studying AC2592 (GLP-1), in a Phase 2 program for the treatment of patients with severe congestive heart failure.  Our drug candidate AC3056 is a Phase 1 program for the treatment of atherosclerosis-related cardiovascular disease and we are currently evaluating strategic alternatives for this compound.  We maintain a focused discovery research program concentrated on peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues to date have been derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, our co-promotion agreement with Reliant and previous SYMLIN collaborative agreements. We currently have no approved products and we have not received any revenues from the sale of any of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  At June 30, 2004, our accumulated deficit was approximately $717 million.

At June 30, 2004, we had approximately $370 million in cash, cash equivalents and short-term investments.  In April 2004, we issued $200 million aggregate principal amount of convertible senior notes, referred to as the 2004 Notes, in a private placement, generating net proceeds to us of approximately $194 million.

Research and Development Programs

Our research and development efforts are focused on seven drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

Our research and development expenses are primarily comprised of salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical studies, develop and manufacture drug materials and delivery devices; and a portion of our facilities costs.  We charge direct internal and external program costs to the respective development programs.  We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Exenatide	$13.8	$25.2	$26.2	$41.7
SYMLIN	3.4	6.5	7.9	10.6
Early-stage programs and research	5.9	3.3	10.4	5.5
Unallocated	6.8	5.4	12.9	10.7
	$29.9	$40.4	$57.4	$68.5

Exenatide

Exenatide, the first in a new class of drugs called incretin mimetics, is a drug candidate for the treatment of type 2 diabetes. We are developing exenatide, including both twice-daily and sustained release formulations, with Lilly to improve glucose control in patients with type 2 diabetes who are not achieving target glucose levels with diet and exercise, metformin, a sulfonylurea or a combination of metformin and a sulfonylurea.  In June 2004 we submitted an NDA to the FDA for regulatory approval of exenatide.

Our planned 2004 development activities for our exenatide development program include the continuation of ongoing open-label clinical studies, the continuation of manufacturing scale-up and additional clinical studies to both support regulatory submissions outside of the United States and increase our understanding of exenatide’s potential in the United States and other markets.  In July 2004, we announced the results from a six-month clinical study that compared exenatide and insulin glargine in patients failing to achieve acceptable glycemic control with common oral therapies.  In connection with the results of this study we will receive a $5 million milestone payment from Lilly.

We are also studying a sustained-release formulation of exenatide, or exenatide LAR, which is currently in a Phase 2 program.  We believe that exenatide’s glucose-dependent mechanism of action, in addition to its potency and long half-life, presents a unique opportunity for a sustained-release formulation.  In the first quarter of 2004, we initiated a Phase 2 dose-proportionality study of exenatide using a target formulation that might allow once-a-week to a once-a-month administration of exenatide. This sustained-release formulation of exenatide is being developed in collaboration with Lilly and Alkermes.

The timing of material net cash inflows from our exenatide and exenatide LAR development programs are dependent upon the timing and extent of regulatory approvals, and subsequent market acceptance.

SYMLIN

SYMLIN is a synthetic version of human amylin, a hormone co-secreted with insulin by the beta cells in the pancreas. We are studying SYMLIN for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. Other than insulin and insulin analogues, SYMLIN is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical studies since the discovery of insulin approximately 80 years ago.

In December 2003, we received a second approvable letter for SYMLIN from the FDA.  The FDA requested additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia. Discussions with the FDA are ongoing with a goal to clarify the specific requirements to obtain FDA approval for SYMLIN.  Until these requirements are known, our research and development efforts for SYMLIN will be limited to specific activities related to our interactions with the FDA and the continuation of ongoing open-label clinical studies.

The timing of material net cash inflows from SYMLIN is dependent upon the timing and extent of regulatory approvals and subsequent market acceptance.

Early-stage programs and research

In addition to our late-stage diabetes development programs, we are also studying compounds for the treatment of obesity and cardiovascular disease. We have two compounds in our development pipeline for the treatment of obesity.   We initiated a Phase 2 study of AC137 (pramlintide acetate) for the treatment of obesity in the first quarter of 2004.  We submitted an Investigational New Drug Application, or IND, for our second obesity drug candidate, AC162352 (PYY 3-36), in December of 2003 and initiated a Phase 1 study in the first quarter of 2004.  We also have two drug candidates for the treatment of cardiovascular disease.  AC2592 (GLP-1) is in a Phase 2 program for the treatment of severe congestive heart failure.  We plan to submit an IND for AC2592 in the second half of 2004 and to initiate a Phase 2 study shortly thereafter.  AC3056 is our drug candidate for the treatment of atherosclerosis-related cardiovascular disease and is in a Phase 1 program. We are evaluating strategic opportunities for this drug candidate.  Our internal research efforts continue to be focused on the discovery of additional peptides for the treatment of diseases.

Results of Operations

Three Months Ended June 30, 2004

Revenue Under Collaborative Agreements

Revenue under collaborative agreements decreased to  $7.6 million in the quarter ended June 30, 2004 from $17.4 million in the quarter ended June 30, 2003.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly.  We also recorded as revenue under collaborative agreements in the quarter ended June 30, 2004 a small amount earned pursuant to our co-promotion agreement with Reliant.

The following table summarizes the components of revenue under collaborative agreements for the three months ended June 30, 2004 and 2003 (in millions):

	Three months ended June 30,
	2004	2003
Amortization of up-front payments	$1.1	$16.1
Cost-sharing and co-promotion payments	6.5	1.3
	$7.6	$17.4

The $9.8 million decrease reflects primarily a shift in the relative proportion of total development expenses recorded by us and by Lilly.  In September 2002, Lilly made an $80 million non-refundable payment to us, and we agreed to incur the first $101.2 million of development costs following the date of the agreement.  Accordingly, we recorded 100% of the first $101.2 million of United States development costs for exenatide, whether incurred by us or by Lilly, and we recorded as revenue approximately 50% of these development costs through the amortization of $50 million of the up-front payment; this amortization was completed during the third quarter of 2003.  The remaining $30 million is being amortized to revenues ratably over a 7-year period.

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

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize United States development costs, possible future milestone payments, the continued amortization of the $30 million portion of the up-front payment and amounts earned pursuant to our co-promotion agreement with Reliant.  The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2004 decreased to $45.6 million from $53.8 million for the same period in 2003.  Research and development expenses for the three months ended June 30, 2004 decreased to $29.9 million from $40.4 million for the same period in 2003, and selling, general and administrative expenses increased to $15.7 million from $13.4 million for the same period in 2003.

The $10.5 million decrease in research and development expenses in the second quarter of 2004 as compared to the same period in 2003 reflects reductions of  $11.4 million and $3.1 million associated with our exenatide and SYMLIN development programs, respectively, partially offset by a $2.6 million increase associated with our early stage programs and general research and a $1.4 million increase associated with unallocated research and development costs.

The $11.4 million reduction in exenatide development expenses in the second quarter of 2004 as compared to the same period in 2003 reflects the fact that in 2003, we recorded 100% of exenatide development expenses, including those expenses incurred by Lilly, and lower clinical development costs in 2004 due primarily to the completion of the pivotal Phase 3 studies for exenatide in late 2003.

The $3.1 million reduction in SYMLIN development expenses in the second quarter of 2004 as compared to the same period in 2003 reflects lower clinical development costs due to the completion of a dose-titration study for SYMLIN in the second quarter of 2003, partially offset by increased costs associated with ongoing open-label clinical studies in 2004.

The $2.6 million increase in our early stage development and general research reflects primarily increased costs associated with our obesity development programs and the $1.4 million increase in our unallocated research and development programs reflects primarily increased facilities costs, a portion of which are allocated to research and development expense.

The $2.3 million increase in selling, general and administrative expenses in the second quarter of 2004 as compared to the same period in 2003 reflects our continued investment in our commercial and business support functions to support planned future product launches and increased facilities costs.  The expansion of our commercial organization includes increased pre-launch activities for exenatide and growth in our managed care and other commercialization functions.

Other Income and Expense

Interest and other income was $1.1 million for the three months ended June 30, 2004, compared to $0.9 million for the same period in 2003.   The increase in interest reflects higher average cash reserves available for investment in the quarter ended June 30, 2004 as compared to the same period in 2003.

Interest and other expense was $2.5 million for the three months ended June 30, 2004, compared to $1.6 million for the same period in 2003.  Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  The increase in interest and other expense in the second quarter of 2004 reflects an increase in our long-term convertible debt and includes interest on our $175 million of outstanding 2.25% convertible senior notes, referred to as the 2003 Notes, and interest on the 2004 Notes, and the amortization of associated debt issuance costs.

Net Loss

Our net loss for the quarter ended June 30, 2004, was $39.4 million compared to a net loss of $37.2 million for the same period in 2003.  The increase in the net loss reflects the decrease in revenue under collaborative agreements and the increase in interest and other expense, partially offset by the decrease in operating expenses discussed above.

We expect to incur substantial operating losses for at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs for exenatide, exenatide LAR, and our earlier stage development programs, the planned commercialization of exenatide and SYMLIN and related selling, general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Six Months Ended June 30, 2004

Revenue Under Collaborative Agreements

Revenue under collaborative agreements decreased to $14.2 million for the six months ended June 30, 2004 compared to $29.3 million for the same period in 2003.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to

our exenatide collaboration agreement with Lilly.   The decrease is due to the same factors that influenced similar fluctuations in the second quarter discussed above and includes primarily a shift in the relative proportion of total exenatide development expenses recorded by us and by Lilly.

The following table summarizes the components of revenue under collaborative agreements for the six months ended June 30, 2004 and 2003 (in millions):

	Six months ended June 30,
	2004	2003
Amortization of up-front payments	$2.1	$27.5
Cost-sharing and co-promotion payments	12.1	1.8
	$14.2	$29.3

Operating Expenses

Our total operating expenses for the six months ended June 30, 2004 decreased to $89.2 million from $95.7 million for the same period in 2003.  Research and development expenses for the six months ended June 30, 2004, decreased to $57.4 million from $68.5  million for the same period in 2003, and general and administrative expenses increased to $31.8 million from $23.9 million for the same period in 2003.

The $11.1 million decrease in research and development expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above and reflects primarily reduced exenatide development expenses and to a lesser extent reduced SYMLIN development expenses, partially offset by increased expenses associated with our earlier stage development programs and general research.

The $7.9 million increase in selling, general and administrative expenses in the current six-month period is due to the same factors that influenced similar fluctuations in the second quarter discussed above and reflects primarily continued investment in our commercial and business support organizations and increased pre-launch activities for exenatide.

Other Income and Expense

Interest and other income was $2.0 million for the six months ended June 30, 2004, compared to $1.7 million for the same period in 2003.  The increase in interest reflects higher average cash reserves available for investment in the six months ended June 30, 2004 as compared to the same period in 2003.

Interest and other expense was $3.8 million for the six months ended June 30, 2004, compared to $3.2 million for the same period in 2003.  The increase in interest and other expense in the six months ended June 30, 2004 reflects an increase in our long-term debt and includes interest on the 2003 Notes and interest on the 2004 Notes, and the amortization of associated debt issuance costs.

Net Loss

The net loss for the six months ended June 30, 2004 was $76.7 million compared to a net loss of $68.0 million for the same period in 2003.  The increase in the net loss reflects the decrease in revenue under collaborative agreements and the increase in interest and other income, partially offset by the decrease in operating expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements.

At June 30, 2004, we had $370.4 million in cash, cash equivalents and short-term investments as compared to $269.8 million at December 31, 2003.  The increase reflects principally the $194 million in proceeds from a private placement of convertible senior notes, partially offset by $88.1 million in cash used for our operating activities during the six-months ended June 30, 2004.

We continue to expect to use between $160 and $170 million of cash to fund our operating activities during 2004.  This spending level assumes net cost-sharing payments from Lilly to equalize exenatide development and pre-launch costs.  In July 2004, we announced that we will receive a $5 million development milestone from Lilly in connection with results from a clinical study comparing exenatide to insulin glargine. We do not expect to receive any further milestone payments from Lilly in 2004.  SYMLIN activities planned for 2004 will be focused primarily on ongoing open-label clinical studies and continued discussions with the FDA to clarify the requirements for SYMLIN approval.  This also assumes the maintenance of our commercial capabilities and continued progress with our earlier stage development programs.  We do not expect to generate positive operating cash flows for at least the next few years.

In December 2003, we filed a shelf registration statement with the SEC, which allows us to sell up to $300 million of various securities in one or more offerings in the future.  The terms of any offering, of which there have been none to date, will be established at the time of sale.  The SEC declared this registration statement effective in February 2004.  We also have a loan facility with Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for exenatide.  At June 30, 2004, a small portion of this facility was available to us and we expect that approximately half of this facility will be available by early 2005.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.  We will continue to consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek additional funding, the source of such funding, and the timing of any action is dependent on many factors, including but not limited to, the development status of our drug candidates, the timing and extent of potential regulatory approvals for exenatide and SYMLIN and prevailing market conditions.

At June 30, 2004, we have outstanding long-term debt of $375 million.  This amount includes $175 million aggregate principal amount for the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at $32.55 per share.  Under certain circumstances, the notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued interest.  The remainder of our long-term debt balance at June 30, 2004 consists of $200 million aggregate principal amount for the 2004 Notes.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at $34.35 per share.

We used cash of $88.1 million and $85.3 million for our operating activities in the six months ended June 30, 2004 and 2003, respectively.  Investing activities used $102.3 million and $145.0 million in the six months ended June 30, 2004 and June 30, 2003, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents.  Financing activities provided $197.1 million and $314.0 million in the six months ended June 30, 2004 and 2003, respectively.  These amounts consist of proceeds from the sale of common stock and proceeds from the issuance of convertible senior notes, partially offset by payments on capital leases and notes payable.

Our use of cash for our operating activities in the six months ended June 30, 2004 was $88.1 million and approximately $11.4 million greater than our net loss of $76.7 million.  This reflects primarily a reduction in accounts payable and accrued expenses of $7.0 million and an increase in receivable from collaborative partners of approximately $3.9 million, consisting primarily of amounts payable to us by Lilly to equalize exenatide development expenses.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$375,000	$—	$—	$175,000	$200,000
Capital lease obligations	33	13	20	—	—
Operating leases	53,134	3,479	10,005	10,712	28,938
Total (2)	$428,167	$3,492	$10,025	$185,712	$228,938

(1)                                  Excludes interest payments, payable in cash semi-annually, of $8.9 million per year.

(2)                                  Excludes long-term obligation of $2.7 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We do not expect to make any significant milestone payments under these agreements within 12 months from the date of this report.

At June 30, 2004, we were committed to purchase approximately $9.0 million of commercial grade SYMLIN bulk drug material.  If FDA approval for SYMLIN is received, our expenditures to secure commercial grade bulk drug material will increase substantially, including a commitment to purchase approximately $9.0 million of additional material pursuant to an agreement with Johnson &

Johnson.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of the Company.  If none of these events occur, we have no obligation to purchase this material from Johnson & Johnson.

Our future capital requirements will depend on many factors, including: the timing and costs involved in obtaining regulatory approvals for exenatide and SYMLIN; whether regulatory approvals for the marketing of exenatide and SYMLIN are received; if regulatory approvals are received, costs associated with the commercialization of exenatide and SYMLIN; our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements for SYMLIN; our ability to progress with other ongoing and new clinical and preclinical trials and the extent of these trials; scientific progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending ourselves against patents; competing technological and market developments; changes in or new collaborative relationships; and any costs of manufacturing scale-up.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  The fair value of the 2003 Notes and the 2004 Notes approximates their carrying value.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

(a)          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

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

Part II.  Other Information

ITEM 1.  Legal Proceedings

Since August 2001, we have been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against us, our Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in our stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. We believe that the lawsuit is without merit.  In July 2004, we executed a memorandum of understanding with plaintiffs to settle the lawsuit, subject to approval by the court.   The terms of the memorandum of understanding include payment by us of $1.95 million plus $0.15 million for class notice and related costs, all of which will be covered by our insurance.  Any of the $1.95 million amount remaining after full reimbursement to class members and payment of plaintiff legal fees will be donated to the American Diabetes Association.  If we are not successful in obtaining court approval of this settlement, or in its defense of this lawsuit, we may be required to make significant payments to our stockholders.  The lawsuit is at an early stage and the extent or range of possible damages, if any, cannot yet be reasonably estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of us against the Chairman and former Chief Executive Officer and several other present and former members of our Board of Directors in the California State Superior Court in San Diego County.  The derivative complaint alleges that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint seeks attorney fees and the payment of damages to us.  On February 6, 2004, the court granted defendants’ demurrer without prejudice and an amended complaint was filed by the plaintiff on May 12, 2004. A second demurrer was filed by the defendants on June 16, 2004.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 5, 2004.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved an increase in the number of shares authorized for issuance under Amylin’s 2001 Employee Stock Purchase Plan, as amended, and (iii) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

We had 93,847,728 shares of common stock outstanding and entitled to vote as of March 12, 2004, the record date for the Annual Meeting.  At the Annual Meeting, 83,597,404 shares of common stock were present in person or represented by proxy for the three proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors

Director	Votes in Favor	Votes Withheld
Vaughn D. Bryson	77,331,227	6,266,177
Joseph C. Cook, Jr.	78,535,338	5,062,066
Ginger L. Graham	78,401,467	5,195,937
Howard E. Greene, Jr.	67,783,908	15,813,496
Terrance H. Gregg	77,310,551	6,286,853
Jay S. Skyler, M.D.	69,350,936	14,246,468
Joseph P. Sullivan	78,685,675	4,938,729
Thomas R. Testman	78,656,050	4,941,354
James N. Wilson	77,328,690	6,268,714

Proposal 2:  Approve an increase in the aggregate number of shares of common stock authorized for issuance under the 2001 Employee Stock Purchase Plan by 750,000 shares.

Votes in Favor:	65,727,516
Votes Against:	1,235,443
Abstentions:	28,845
Broker Non Vote:	16,605,600

Proposal 3:  Ratification of selection of Ernst & Young LLP as Independent Auditors of the Company

Votes in Favor:	83,317,101
Votes Against:	245,226
Abstentions:	35,077

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to our registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as an exhibit to our registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

4.2

Rights Agreement, dated as of June 17, 2002, between the registrant and American Stock Transfer & Trust Company (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.3

First Amendment to Rights Agreement dated December 13, 2002, between the registrant and American Stock Transfer & Trust Company (filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5

Indenture, dated as of April 6, 2004, between the registrant and J.P. Morgan Trust Company, National Association (as Trustee) (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.6	Form of 2.50% Convertible Senior Note due 2011 (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.7

Registration Rights Agreement, dated as of April 6, 2004, between the registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

1.               The Company filed a Current Report on Form 8-K, dated March 31, 2004, which included the Company’s press release announcing the pricing of a private placement of $175,000,000 aggregate principal amount of 2.50% convertible senior notes due 2011.

2.               The Company filed a Current Report on Form 8-K, dated April 5, 2004, which included the Company’s press release announcing that the initial purchasers in its recent private placement of $175 million of 2.50% convertible senior notes due 2011 have elected to exercise their option to purchase an additional $25 million in principal amount of the notes.

3.               The Company filed a Current Report on Form 8-K, dated April 28, 2004, which included the Company’s press release announcing its financial results for the quarter ended March 31, 2004.

4.               The Company filed a Current Report on Form 8-K, dated May 20, 2004, which included the Company’s press release announcing acceptance of seventeen of the Company’s abstracts for publication at the American Diabetes Association Annual Meeting and a disclosure of the institution of a blackout period in connection with a change in the administrator of the Company’s 401(k) plan.

5.               The Company filed a Current Report on Form 8-K, dated June 5, 2004, which included the Company’s press releases announcing that data from two of its exenatide pivotal studies presented at the American Diabetes Association’s 64th Annual Scientific Sessions (the “ADA”) in Orlando, Florida, show significant improvements in glucose control with associated weight loss in people with type 2 diabetes and that data from two exenatide studies to be presented at the ADA show improvements in glucose control and restored insulin response in people with type 2 diabetes.

6.               The Company filed a Current Report on Form 8-K, dated June 30, 2004, which included the Company’s press releases announcing the submission of a New Drug Application to the U.S. Food and Drug Administration for regulatory approval of exenatide, the first in a new class of medicines known as incretin mimetics under investigation for the treatment of type 2 diabetes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 6, 2004	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President Finance and Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)