Form 10-Q
period 2004-09-30
AMYLIN PHARMACEUTICALS INC
filed 2004-11-08
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2004
Common Stock, $.001 par value	94,355,895

AMYLIN PHARMACEUTICALS, INC.
TABLE OF CONTENTS

COVER PAGE

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 6.	Exhibits

SIGNATURE

Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets

Current Assets:
Cash and cash equivalents	$101,906	$76,615
Short-term investments	234,959	193,161
Receivables from collaborative partners	9,216	791
Inventories	13,124	11,841
Other current assets	8,780	6,140
Total current assets	367,985	288,548

Property and equipment, net	20,157	13,691

Patents and other assets, net	3,658	4,044
Debt issuance costs, net	9,930	4,762
	$401,730	$311,045

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$39,065	$41,118
Current portion of deferred revenue	4,286	4,286
Total current liabilities	43,351	45,404

Capital lease obligations and other liabilities, net of current portion	3,848	2,196

Deferred revenue, net of current portion	22,015	25,229

Convertible senior notes	375,000	175,000

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 200,000 shares authorized, 94,296 and 93,625 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	94	94
Additional paid-in capital	708,940	703,479
Accumulated deficit	(751,095)	(640,339)
Deferred compensation	(204)	(310)
Accumulated other comprehensive income (loss)	(219)	292
Total stockholders’ equity (deficit)	(42,484)	63,216
	$401,730	$311,045

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,
	2004	2003
Revenue under collaborative agreements	$13,423	$15,361

Operating expenses:
Research and development	30,834	40,876
Selling, general and administrative	15,006	14,909
	45,840	55,785

Loss from operations	(32,417)	(40,424)

Interest and other income	1,208	4,455
Interest and other expense	(2,847)	(1,535)
Net loss	$(34,056)	$(37,504)

Net loss per share — basic and diluted	$(0.36)	$(0.40)

Shares used in computing net loss per share — basic and diluted	94,157	93,199

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Revenue under collaborative agreements	$27,671	$44,630

Operating expenses:
Research and development	88,223	109,386
Selling, general and administrative	46,785	38,841
Acquired in-process research and development	—	3,300
	135,008	151,527

Loss from operations	(107,337)	(106,897)

Interest and other income	3,202	6,192
Interest and other expense	(6,621)	(4,765)
Net loss	$(110,756)	$(105,470)

Net loss per share — basic and diluted	$(1.18)	$(1.15)

Shares used in computing net loss per share — basic and diluted	93,962	92,030

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

Nine months ended September 30,

	2004	2003
Operating activities:
Net loss	$(110,756)	$(105,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,126	3,515
Other non-cash expenses	292	213
Accrued interest added to notes payable	—	2,701
Gain on early retirement of notes payable	—	(3,567)
Changes in operating assets and liabilities:
Receivables from collaborative partners	(8,425)	(1,416)
Inventories	(1,284)	(3,517)
Other current assets	(2,672)	(2,982)
Accounts payable and accrued liabilities	(2,053)	22,036
Deferred revenue	(3,214)	(41,019)
Other assets and liabilities, net	1,665	1,421
Net cash flows used for operating activities	(121,321)	(128,085)

Investing activities:
Purchases of short-term investments	(190,536)	(330,574)
Sales and maturities of short-term investments	148,260	176,194
Purchase of fixed assets	(10,162)	(8,096)
Increase in patents	(52)	(438)
Net cash flows used for investing activities	(52,490)	(162,914)

Financing activities:
Principal payments on capital leases and notes payable	(10)	(63,113)
Issuance of convertible debt, net	193,613	169,696
Issuance of common stock, net	5,499	171,936
Net cash flows provided by financing activities	199,102	278,519

Change in cash and cash equivalents	25,291	(12,480)

Cash and cash equivalents at beginning of period	76,615	69,415
Cash and cash equivalents at end of period	$101,906	$56,935

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of September 30, 2004, and for the three and nine month periods ended September 30, 2004, and September 30, 2003, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the periods.  Common stock equivalents from stock options and warrants of 4.4 million and 5.0 million for the three and nine months ended September 30, 2004, respectively, and common stock equivalents of 5.5 million and 4.1 million for the three and nine months ended September 30, 2003, respectively, are excluded from the calculation of diluted loss per share because the effect is antidilutive.  Common stock equivalents from shares underlying our convertible senior notes of 10.9 million and 9.0 million for the three and nine months ended September 30, 2004, respectively, and common stock equivalents of 5.2 million and 1.9 million for the three and nine months ended September 30, 2003, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive.

Stock-Based Compensation

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

As required under Statement of Financial Accounting Standards, or SFAS, No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(34,056)	$(37,504)	$(110,756)	$(105,470)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	9,128	7,665	24,521	16,943
Pro forma net loss	$(43,184)	$(45,169)	$(135,277)	$(122,413)
Earnings per share:
Basic and diluted — as reported	$(0.36)	$(0.40)	$(1.18)	$(1.15)
Basic and diluted — pro forma	$(0.46)	$(0.48)	$(1.44)	$(1.33)

Consolidation

The consolidated financial statements include the accounts of Amylin and its wholly owned subsidiary, Amylin Europe Limited.  All significant intercompany transactions and balances have been eliminated.

Recently Issued Accounting Standards

The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “ Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation for options issued to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first interim or annual periods beginning after June 15, 2005. The FASB intends to issue a final statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on its consolidated financial statements.

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

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$9,613	$6,108
Finished goods	6,171	9,070
Valuation reserve	(2,660)	(3,337)
	$13,124	$11,841

4.   Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the nine months ended September 30, 2004 and 2003, the comprehensive loss consisted of (in thousands):

	Nine months ended September 30,
	2004	2003
Net loss	$(110,756)	$(105,470)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(511)	114
Comprehensive loss	$(111,267)	$(105,356)

5.                Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which issued in June and July of 2003, referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which issued in April 2004, referred to as the 2004 Notes.  Debt issuance costs are being amortized to interest expense over the contractual term of the respective notes.  The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.5 million and $1.2 million of amortization of such costs in the three and nine months ended September 30, 2004, respectively.

6.              Convertible Senior Notes

In June and July 2003, the Company issued the 2003 Notes in a private placement.  The 2003 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2003 Notes and of the common stock issuable upon conversion of the 2003 Notes.

The 2003 Notes bear interest at a rate of 2.25% per year, payable in cash semi-annually, and are convertible into a total of up to 5.4 million shares of common stock at a conversion price of $32.55 per share, subject to adjustment in certain circumstances.  The 2003 Notes are redeemable by the Company in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, at the Company’s option, if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes.

In April 2004, the Company issued the 2004 Notes in a private placement.  The 2004 Notes have been registered under the Securities Act to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.

The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to adjustments in certain circumstances.  The Company may not redeem the 2004 Notes prior to maturity.

7.              Early Retirement of Note Payable

In July 2003, the Company repaid all its outstanding indebtedness to a former collaborative partner for $62.7 million, representing a discount of 7% from face value on the date of payment.   This transaction resulted in a gain of $3.6 million, which amount is included in interest and other income in the accompanying condensed consolidated statements of operations for the three and nine-months ended September 30, 2003.

8.           Litigation

Since August 2001, the Company has been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against the Company, its Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in the Company’s stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The Company believes that the lawsuit is without merit.  In July 2004, the Company executed a memorandum of understanding with plaintiffs to settle the lawsuit, subject to approval by the court.   The terms of the memorandum of understanding include payment by the Company of $2.1 million, all of which will be paid by the Company’s insurance.  Any of the $2.1 million amount remaining after full reimbursement to class members and payment of plaintiff legal fees will be donated to the American Diabetes Association.  On September 30, 2004, the court gave preliminary approval to the settlement and set a final settlement hearing for December 30, 2004.  If the Company is not successful in obtaining court approval of this settlement, or in its defense of this lawsuit, the Company may be required to make significant payments to its stockholders and the extent or range of such payments, if any, cannot yet be reasonably estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County.  The derivative complaint alleged that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint sought attorney fees and the payment of damages to the Company.  On November 2, 2004, the court approved a negotiated settlement dismissing the lawsuit with prejudice.  The settlement includes the payment of $250,000 to the plaintiffs’ attorneys to be funded by the Company’s insurance carrier, along with an agreement to retain existing corporate governance policies and practices at the Company.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of factors, including risks and uncertainties that the Company may require more cash for operating activities than anticipated; risks and uncertainties in the United States Food and Drug Administration’s, or FDA’s, review of our New Drug Applications, or NDAs, generally; risks and uncertainties in FDA requirements for exenatide and/or SYMLIN approval; risks and uncertainties that regulatory approval, if any, or regulatory responses may be delayed and/or limited; risks and uncertainties regarding the drug discovery and development process; risks and uncertainties regarding our ongoing and future clinical studies, including the timing of commencing future trials and receipt of results; risks and uncertainties in our dependence on others, including Eli Lilly and Company, or Lilly, and Alkermes, Inc or Alkermes; our ability to successfully commercialize our drug candidates; risks and uncertainties regarding our ability to establish supply relationships for our drug candidates, including SMYLIN; our ability to protect our intellectual property; our ability to raise additional capital; and risks associated with our exenatide collaboration with Lilly, including our ability to achieve development and commercialization milestones and objectives under the collaboration agreement.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in this report as well as those discussed in our most recent registration statement on Form S-3 under the heading “Risks Related to Our Business.”

Background

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

We have two first-in-class lead drug candidates, exenatide and SYMLIN, in late stage development for the treatment of diabetes that have completed Phase 3 clinical studies and are under regulatory review in the United States.  We are developing exenatide, including both twice-daily and sustained release formulations, with our partner, Lilly, pursuant to a global development and commercialization collaboration agreement signed in September 2002. The agreement provides for equal sharing of exenatide expenses and operating profits in the United States.  Outside of the United States, Lilly leads development and regulatory efforts and is responsible for 80% of the development expenses and 100% of the commercial expenses.  Future operating profits earned outside of the United States will be divided 80% to Lilly and 20% to us.

We have two early stage development programs for the treatment of obesity, including a Phase 2 program for AC137 (pramlintide acetate) and a Phase 1 program for AC162352 (PYY 3-36).  We are studying AC2592 (GLP-1) in a Phase 2 program for the treatment of patients with severe congestive heart failure.  Our drug candidate AC3056 is a Phase 1 program for the treatment of atherosclerosis-related cardiovascular disease. We are currently evaluating strategic alternatives for this compound.  We maintain a focused discovery research program concentrated on peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues to date have been derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, our co-promotion agreement with Reliant and previous SYMLIN collaborative agreements. We currently have no approved products and we have not received any revenues from the sale of any of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  At September 30, 2004, our accumulated deficit was approximately $751.1 million.

At September 30, 2004, we had approximately $336.9 million in cash, cash equivalents and short-term investments.  In April 2004, we issued $200 million aggregate principal amount of convertible senior notes, referred to as the 2004 Notes, in a private placement, generating net proceeds to us of approximately $194 million.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Exenatide	$13.8	$24.4	$40.0	$66.1
SYMLIN	4.1	6.6	12.0	17.2
Early-stage programs and research	6.1	4.0	16.5	9.5
Unallocated	6.8	5.9	19.7	16.6
	$30.8	$40.9	$88.2	$109.4

Exenatide

Exenatide, the first in a new class of drugs called incretin mimetics, is a drug candidate for the treatment of type 2 diabetes. We are developing exenatide, including both twice-daily, and sustained release formulations, with Lilly to improve glucose control in patients with type 2 diabetes who are not achieving target glucose levels with diet and exercise, metformin, a sulfonylurea or a combination of metformin and a sulfonylurea.  We submitted an NDA for the twice-daily formulation of exenatide in June 2004 and the FDA accepted it for filing in September 2004.  It is expected that the FDA will respond to this filing by the end of April 2005.

Our 2004 development activities for our exenatide development program include the continuation of ongoing open-label clinical studies, the continuation of manufacturing scale-up and additional clinical studies to both support regulatory submissions outside of the

United States and increase our understanding of exenatide’s potential in the United States and other markets.  In July 2004, we announced the results from a six-month clinical study that compared exenatide and insulin glargine in patients failing to achieve acceptable glycemic control with common oral therapies.  Patients in both groups achieved similar degrees of glycemic control in the study.  In addition, patients on exenatide lost weight, compared to those on insulin glargine, who gained weight.  In connection with the results of this study we received a $5 million milestone payment from Lilly.

We are also studying a sustained-release formulation of exenatide, referred to as exenatide LAR, which is currently in a Phase 2 program.  We believe that exenatide’s glucose-dependent mechanism of action, in addition to its potency and long half-life, presents a unique opportunity for a sustained-release formulation.  In the first quarter of 2004, we initiated a Phase 2 dose-proportionality study of exenatide LAR using a target formulation that might allow once-a-week to once-a-month administration of exenatide. In November 2004 we announced our decision to initiate in early 2005 a Phase 2 multi-dose study of exenatide LAR in patients with Type 2 diabetes using a once-a-week dosing regimen.  This formulation of exenatide LAR is being developed in collaboration with Lilly and Alkermes.

The timing of material net cash inflows from our exenatide and exenatide LAR development programs are dependent upon the timing and extent of regulatory approvals, if any, and subsequent market acceptance.

SYMLIN

SYMLIN is a synthetic version of human amylin, a hormone co-secreted with insulin by the beta cells in the pancreas. We are developing SYMLIN for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. Other than insulin and insulin analogues, SYMLIN is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical studies since the discovery of insulin approximately 80 years ago.

In December 2003, we received a second approvable letter for SYMLIN from the FDA.  The FDA requested additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia.  In September 2004 we submitted a Complete Response to the FDA’s second approvable letter. The FDA is expected to respond to this new submission by the end of March 2005.  Pending the FDA’s response, our research and development efforts for SYMLIN will be limited to specific activities, primarily those related to the continuation of ongoing open-label clinical studies.

The timing of material net cash inflows from SYMLIN is dependent upon the timing and extent of regulatory approvals, if any, and subsequent market acceptance.

Early-stage programs and research

In addition to our late-stage diabetes development programs, we are also evaluating compounds for the treatment of obesity and cardiovascular disease. We have two compounds in our development pipeline for the treatment of obesity.   We initiated a Phase 2 study of AC137 (pramlintide acetate) for the treatment of obesity in the first quarter of 2004.  We submitted an Investigational New Drug Application, or IND, for our second obesity drug candidate, AC162352 (PYY 3-36), in December of 2003 and initiated a Phase 1 study in the first quarter of 2004.  We also have two drug candidates for the treatment of cardiovascular disease.  AC2592 (GLP-1) is in a Phase 2 program for the treatment of severe congestive heart failure.  We submitted an IND for AC2592 in October 2004.  AC3056 is our drug candidate for the treatment of atherosclerosis-related cardiovascular disease and is in a Phase 1 program. We are evaluating strategic opportunities for this drug candidate.  Our internal research efforts continue to be focused on the discovery of additional peptides for the treatment of metabolic diseases.

Results of Operations

Three Months Ended September 30, 2004

Revenue Under Collaborative Agreements

Revenue under collaborative agreements decreased to $13.4 million for the three months ended September 30, 2004 compared to $15.4 million for the same period in 2003.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly.   We also recorded a small amount earned pursuant to our co-promotion agreement with Reliant as revenue under collaborative agreements in the quarter ended September 30, 2004.

The following table summarizes the components of revenue under collaborative agreements for the three months ended September 30, 2004 and 2003 (in millions):

	Three months ended September 30,
	2004	2003
Amortization of up-front payments	$1.1	$13.6
Milestone payments	5.0	—
Cost-sharing and co-promotion payments	7.3	1.8
	$13.4	$15.4

The $2.0 million decrease reflects a shift in the relative proportion of total development expenses recorded by us and by Lilly, partially offset by the recognition as revenue of a $5 million milestone payment received by Lilly in the third quarter of 2004.

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

Operating Expenses

Total operating expenses for the three months ended September 30, 2004 decreased to $45.8 million from $55.8 million for the same period in 2003.  Research and development expenses for the three months ended September 30, 2004 decreased to $30.8 million from $40.9 million for the same period in 2003, and selling, general and administrative expenses increased to $15.0 million from $14.9 million for the same period in 2003.

The $10.1 million decrease in research and development expenses in the third quarter of 2004 as compared to the same period in 2003, reflects reductions of  $10.6 million and $2.5 million associated with our exenatide and SYMLIN development programs, respectively, partially offset by a $2.1 million increase associated with our early stage programs and general research and a $0.9 million increase associated with unallocated research and development costs.

The $10.6 million reduction in exenatide development expenses in the third quarter of 2004 as compared to the same period in 2003, reflects the fact that in 2003 we recorded 100% of exenatide development expenses, including those expenses incurred by Lilly, and lower clinical development costs in 2004 due primarily to the completion of the pivotal Phase 3 studies for exenatide in late 2003.

The $2.5 million reduction in SYMLIN development expenses in the third quarter of 2004 as compared to the same period in 2003 reflects overall lower clinical development costs due to the completion of a dose-titration study for SYMLIN in 2003.

The $2.1 million increase in our early stage development and general research primarily reflects increased costs associated with our obesity and cardiovascular development programs. The $0.9 million increase in our unallocated research and development programs primarily reflects increased facilities costs, a portion of which are allocated to research and development expense.

The slight increase of $0.1 million in selling, general and administrative expenses in the third quarter of 2004, as compared to the same period in 2003 reflects increased business infrastructure costs to support potential future product launches offset by a decrease in pre-launch costs.

Interest and Other Income and Expense

Interest and other income was $1.2 million for the three months ended September 30, 2004, compared to $4.5 million for the same period in 2003.   This decrease primarily reflects a $3.6 million gain on an early retirement of debt recorded in the third quarter of 2003.

Interest and other expense was $2.8 million for the three months ended September 30, 2004, compared to $1.5 million for the same period in 2003.  This increase reflects additional interest expense associated with the issuance of $200 million of 2.5% convertible senior notes in April 2004.

Net Loss

The net loss for the quarter ended September 30, 2004 was $34.1 million compared to a net loss of $37.5 million for the same period in 2003.  The decrease in the net loss primarily reflects the decreased research and development expenses partially offset by the decreased revenues from our collaborative agreements, decreased interest and other income and increased interest and other expense discussed above.

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

Nine Months Ended September 30, 2004

Revenue Under Collaborative Agreements

Revenue under collaborative agreements decreased to $27.7 million for the nine months ended September 30, 2004 compared to $44.6 million for the same period in 2003.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly.   The decrease in the nine months ended September 30, 2004 is due to the same factors that influenced similar fluctuations in the third quarter discussed above and includes primarily a shift in the relative proportion of total exenatide development expenses recorded by us and by Lilly, partially offset by an increase in milestone revenue of $5 million.

The following table summarizes the components of revenue under collaborative agreements for the nine months ended September 30, 2004 and 2003 (in millions):

	Nine months ended September 30,
	2004	2003
Amortization of up-front payments	$3.3	$41.0
Milestone payments	5.0	—
Cost-sharing and co-promotion payments	19.4	3.6
	$27.7	$44.6

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2004 decreased to $135.0 million from $151.5 million for the same period in 2003.  Research and development expenses for the nine months ended September 30, 2004 decreased to $88.2 million from $109.4 million for the same period in 2003, and selling, general and administrative expenses increased to $46.8 million from $38.8 million for the same period in 2003.  We incurred a $3.3 million charge for acquired in-process research and development in the nine months ended September 30, 2003 and had no such charge for the comparable period in 2004.

The $21.2 million decrease in research and development expenses in the current nine-month period reflects reduced expenses of $26.1 million and $5.2 million for our exenatide and SYMLIN development programs, respectively, partially offset by increased expenses of $7.0 million for our early stage programs and research and $3.1 million for our unallocated research and development expenses.  These fluctuations are due to the same factors that influenced similar fluctuations in the third quarter discussed above.

The $8.0 million increase in selling, general and administrative expenses in the current nine-month period reflects increased pre-launch costs for exenatide and growth in our business infrastructure to support future product launches.

Interest and Other Income and Expense

Interest and other income was $3.2 million for the nine-month period ended September 30, 2004, compared to $6.2 million for the same period in 2003.  The decrease in interest and other income in the nine-months ended September 30, 2004 primarily reflects a $3.6 million gain on an early retirement of debt recorded in the third quarter of 2003.

Interest and other expense was $6.6 million for the nine months ended September 30, 2004, compared to $4.8 million for the same period in 2003.  The increase reflects additional interest expense associated with the issuance of $200 million of 2.5% convertible senior notes in April 2004.

Net Loss

The net loss for the nine months ended September 30, 2004 was $110.8 million compared to a net loss of $105.5 million for the same period in 2003.  The increase in the net loss reflects the decreased revenues under collaborative agreements, the decrease in interest and other income and the increase in interest and other expense partially offset by the decrease in operating expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements.

At September 30, 2004, we had $336.9 million in cash, cash equivalents and short-term investments as compared to $269.8 million at December 31, 2003.  The increase reflects principally the $194 million in proceeds from a private placement of convertible senior notes, partially offset by $121.3 million in cash used for our operating activities during the nine-months ended September 30, 2004.

We continue to expect to use between $160 and $170 million of cash to fund our operating activities during 2004.  This spending level assumes ongoing net cost-sharing payments from Lilly to equalize exenatide development and pre-launch costs.  We do not expect to receive any further milestone payments from Lilly in 2004.  This spending level also assumes continued progress with our earlier stage development programs.  We do not expect to generate positive operating cash flows for at least the next few years.

In December 2003, we filed a shelf registration statement with the SEC, which allows us to sell up to $300 million of various securities in one or more offerings in the future.  The terms of any offering, of which there have been none to date, will be established at the time of sale.  The SEC declared this registration statement effective in February 2004.  We also have a loan facility with Lilly that, subject to certain defined development and regulatory events, could provide us up to $110 million to fund a portion of our development and commercialization costs for exenatide over time.   At September 30, 2004, there are no amounts outstanding under this facility and any future loans would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.   We expect that approximately $70 million of this facility will be available to us following FDA approval, if any,  for exenatide.  We will continue to consider options to efficiently access capital markets to further fund the development and commercialization of our drug candidates.  The level at which we seek additional funding, the source of such funding, and the timing of any action is dependent on many factors, including but not limited to, the development status of our drug candidates, the timing and extent of potential regulatory approvals for exenatide and SYMLIN and prevailing market conditions.

At September 30, 2004, we had outstanding long-term debt of $375 million.  This amount includes $175 million aggregate principal amount of the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at $32.55 per share.  Under certain circumstances, the notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued interest.  The remainder of our long-term debt balance at September 30, 2004 consists of $200 million aggregate principal amount of the 2004 Notes.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at $34.35 per share.

Our operating activities used cash of $121.3 million and $128.1 million in the nine months ended September 30, 2004 and 2003,

respectively.  Investing activities used $52.5 million and $162.9 million in the nine months ended September 30, 2004 and September 30, 2003, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, purchases of laboratory and office equipment and increases in patents.  Financing activities provided $199.1 million and $278.5 million in the nine months ended September 30, 2004 and 2003, respectively.  These amounts consist of proceeds from the sale of common stock and proceeds from the issuance of convertible senior notes, partially offset by payments on capital leases and notes payable.

Our use of cash for our operating activities in the nine months ended September 30, 2004 of $121.3 million was approximately $10.5 million greater than our net loss of $110.8 million.  This reflects a net use of cash from changes in working capital of $16.0 million, including an increase in our receivables from collaborative partners of $8.4 million, partially offset by non-cash expenses of approximately $5.4 million.

At September 30, 2004, we had outstanding commitments to purchase approximately $15.2 million of SYMLIN and exenatide inventory.  If FDA approval for exenatide or SYMLIN is received, our commitments to purchase inventories will increase substantially.  Certain of our commercial supply agreements for exenatide have minimum annual purchase requirements if FDA approval is received. Our short-term agreement for the dosage form of SYMLIN in vials has expired. We are currently negotiating for a long-term supply of SYMLIN in dosage form.  Additionally, if FDA approval for SYMLIN is received, we are committed to purchase approximately $9.8 million of SYMLIN bulk drug material from a former collaborative partner.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of the Company.  If none of these events occur, we have no obligation to purchase this material.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$—	$175,000	$200,000
Interest payments on long-term debt	50,751	8,938	17,875	13,938	10,000
Capital lease obligations	31	14	17	—	—
Operating leases	52,397	3,796	10,308	10,598	27,695
Total (1)	$478,179	$12,748	$28,200	$199,536	$237,695

(1) Excludes long-term obligation of $2.8 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We do not expect to make any significant milestone payments under these agreements within 12 months from the date of this report.

Our future capital requirements will depend on many factors, including: the timing and costs involved in obtaining regulatory approvals for exenatide and SYMLIN; whether regulatory approvals for the marketing of exenatide and/or SYMLIN are received; if regulatory approvals are received, costs associated with the commercialization of exenatide and/or SYMLIN; our ability to receive milestone payments pursuant to our exenatide collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements, if any, for SYMLIN; our ability to progress with other ongoing and new clinical and preclinical trials and the extent of these trials; progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; changes in or new collaborative relationships; and any costs of manufacturing scale-up.

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

ITEM 4.  Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Vice President, Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2004.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  While we have implemented certain remediation activities resulting from our control assessment arising from the implementation of Section 404 under the Sarbanes-Oxley Act of 2002, that evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

We have been working for the past 12 months on the documentation and testing of our internal controls over financial reporting in order to meet the requirements of Section 404 under the Sarbanes-Oxley Act of 2002 by December 31, 2004. We have completed a significant portion of this documentation and testing process and are continuing our efforts.  We have made this project a top priority, however, we cannot be certain that we will not identify control deficiencies that could rise to the level of a significant deficiency or material weakness which we may not be able to remediate, by December 31, 2004.

Part II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Since August 2001, we have been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against us, our Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in our stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. We believe that the lawsuit is without merit.  In July 2004, we executed a memorandum of understanding with plaintiffs to settle the lawsuit, subject to approval by the court.   The terms of the memorandum of understanding include payment by us of $2.1 million, all of which will be paid by our insurance.  Any of the $2.1 million amount remaining after full reimbursement to class members and payment of plaintiff legal fees will be donated to the American Diabetes Association.  On September 30, 2004, the court gave preliminary approval to the settlement and set a final settlement hearing for December 30, 2004.  If we are not successful in obtaining court approval of this settlement, or in our defense of this lawsuit, we may be required to make significant payments to our stockholders and the extent or range such payments, if any, cannot yet be reasonably estimated.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of us against our Chairman and former Chief Executive Officer and several other present and former members of our Board of Directors in the California State Superior Court in San Diego County.  The derivative complaint alleged that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint sought attorney fees and the payment of damages to us.  On November 2, 2004, the court approved a negotiated settlement, dismissing the lawsuit with prejudice.  The settlement includes the payment to plaintiffs’ attorneys of $250,000 to be funded by our insurance carrier, along with an agreement to retain existing corporate governance policies and practices at the Company.

ITEM 6.  Exhibits

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

4.4	Form of Rights Certificate (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: November 8, 2004	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President, Finance and Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)