Form 10-K
period 2004-12-31
AMYLIN PHARMACEUTICALS INC
filed 2005-03-10
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

Yes ☒   No ☐

The aggregate market value of the common stock of the registrant, as of June 30, 2004, held by non-affiliates was $1,662,674,724.

The number of shares outstanding of the registrant’s common stock was 104,078,988 as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders to be held on May 25, 2005 are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2004.

You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document or incorporated by reference. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this annual report on Form 10-K.

Except for the historical information contained herein, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties.  These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences are described below in “Risk Factors Related To Our Business,” as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. We disclaim any obligation to update any forward-looking statement.

PART I

Item 1. Business

We are a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease. Our two first-in-class lead drug candidates exenatide and SYMLIN® (pramlintide acetate) are in late stage development for the treatment of diabetes, have completed Phase 3 clinical trials, and are under regulatory review in the United States. Diabetes is a large and growing market in the United States, affecting over 18 million Americans and growing at three times the rate of population growth.

Exenatide is the first in a new class of compounds known as incretin mimetics. We are developing exenatide, including both twice-daily and sustained-release formulations, with Eli Lilly and Company, or Lilly, to improve glucose control in patients with type 2 diabetes who are not achieving target glucose levels with metformin and/or sulfonylureas, two of the most commonly used oral therapies to treat type 2 diabetes. We submitted a New Drug Application, or NDA, for the twice-daily formulation of exenatide in June 2004, and it is expected that the United States Food and Drug Administration, or FDA, will respond to this filing by April 30, 2005.

SYMLIN is the first in a new class of compounds known as amylinomimetics and is a synthetic version of human amylin, a hormone co-secreted with insulin in normal physiology. We are developing SYMLIN for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes. In December 2003 we received a second approvable letter for SYMLIN from the FDA. The FDA requested additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia. In September 2004 we submitted a complete response to the FDA’s second approvable letter. Submission of a complete response after receipt of an approvable letter is intended to answer all of the questions that need to be addressed prior to approval. The FDA is expected to respond to this new submission by March 20, 2005.

Our pipeline includes a Phase 2 program for each of the therapeutic areas of diabetes, obesity and cardiovascular disease. In diabetes, we recently initiated a Phase 2 multi-dose trial of exenatide LAR, a sustained-release formulation of exenatide, utilizing a once-a-week dosing regimen. This trial was initiated following the review of data from a Phase 2 single-dose trial, which we completed in early 2005. In obesity, we are developing pramlintide, the same compound contained in SYMLIN, in our AC137 (pramlintide for obesity) program. Following the review of data from a 16-week Phase 2 trial completed in 2004, we are preparing to commence a Phase 2b dose-ranging study of AC137. In cardiovascular disease, we have a Phase 2 program for AC2592 (glucagon-like peptide 1, or GLP-1) for the treatment of congestive heart failure. Additionally, we have two Phase 1 programs and maintain a discovery research program focused on peptide therapeutics. We are actively seeking to in-license additional drug candidates.

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

Product Pipeline

The following chart indicates the most advanced stage of development for each of our product candidates.

	Drug Discovery	Preclinical Development	Clinical Studies			Regulatory Review	Commercialization
			P1	P2	P3
SYMLIN®						X
Exenatide						X
Exenatide LAR				X
AC137 (pramlintide for obesity)				X
AC2592				X
AC162352			X
AC3056			X
Peptide Programs	X	X

Diabetes

Diabetes is a major health problem in most developed countries and is the sixth leading cause of death by disease in the United States. It is a progressive disease caused primarily by a deficiency of the hormone insulin, which is secreted by the beta cells of the pancreas, or a failure of the body to properly use available insulin, or both. Diabetes is characterized by poor control of blood sugar, or glucose, concentrations and frequently results in severe long-term complications, such as heart, eye, kidney and peripheral vascular diseases.

It is estimated that over 194 million people worldwide have diabetes. Of that population, it is estimated that approximately 90-95% have type 2 diabetes, also known as adult-onset diabetes and the remainder have type 1 diabetes, also known as juvenile onset diabetes.  In the United States alone, in 2002 there were approximately 18.2 million people, or 6.3% of the population, with diabetes, of which approximately 13 million people had been diagnosed.  Approximately 1.3 million new cases of diabetes are diagnosed each year. In the United States, 8.7% of all persons over the age of 20 have diabetes.

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

Type 2 diabetes is a complex metabolic disease resulting from the body’s inability to make enough insulin, or to properly use available insulin, or both. Amylin secretion is also impaired in people with type 2 diabetes. Historically, type 2 diabetes occurs later in life. However, primarily as a result of changes in diet and lifestyle, it is now occurring much earlier in life for many people. Diet and exercise therapy, in addition to a number of oral medications that either stimulate insulin production or improve tissue sensitivity to insulin, are currently used to treat type 2 diabetes.

Type 2 diabetes usually begins with insulin resistance, a disorder in which the cells do not use insulin properly.  As the disease progresses, the beta cells in the pancreas gradually lose their ability to produce insulin. Because of the progressive nature of the disease, no single therapy is currently effective in controlling the disease over time. As the disease progresses, additional treatments, typically one or more oral medications, are necessary, and these often become ineffective to regulate blood glucose concentrations within accepted guidelines established by the American Diabetes Association. At this stage, the therapy must be supplemented or replaced. Insulin is added to the treatment regimen for many people with type 2 diabetes when oral therapies become ineffective. Over time, the insulin dosage and number of injections are usually increased when desired blood glucose control cannot be achieved. Even with additional insulin injections, however, many people are unable to regulate their blood glucose concentrations within accepted guidelines, or do so at the expense of weight gain and increased risk of low blood glucose concentrations, or hypoglycemia.

For people suffering from diabetes, poor control of blood glucose concentrations has been shown to result in severe long-term complications. For instance, the Center for Disease Control has stated that complications due to diabetes include:

•      heart disease and stroke

•      high blood pressure

•      blindness due to retinopathy, a condition manifested by damage to the retina;

•      nephropathy, or kidney disease;

•      neuropathy, a condition where there is damage to the nervous system;

•      amputations due to peripheral vascular disease; and

•      periodontal disease.

Weight control and obesity are also major problems for patients with diabetes, particularly for those people using insulin as part of their treatment regimen. In addition, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient’s quality of life. Collectively, these complications and associated metabolic disorders can lead to increased pain, suffering, reduced quality of life and early death.

The most widely accepted measure of long-term blood glucose is glycated hemoglobin, or A1C. A person’s A1C level is a recognized indicator of that individual’s average blood glucose concentrations over a 3 to 4-month period. Lower A1C levels indicate better blood glucose control, on average. A1C levels in people without diabetes are usually less than 6%. The American Diabetes Association’s Clinical Practice Recommendations suggest that people with diabetes should aim for an A1C level that is lower than 7%. Only a minority of people diagnosed with diabetes in the United States are able to achieve the American Diabetes Association’s recommended target A1C level, even with available drug therapies. Additionally, aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there is a need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

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

Exenatide

Exenatide, the first of a new class of compounds known as incretin mimetics, is an injectable drug candidate for the treatment of type 2 diabetes. Exenatide is initially being developed to improve glucose control in patients with type 2 diabetes who are not using insulin and are not achieving target A1C levels with diet, exercise, and metformin, a sulfonylurea, or the combination of metformin and a sulfonylurea.  Metformin and sulfonylureas are two of the most commonly used oral therapies for the treatment of type 2 diabetes.  We are developing exenatide, including both twice-daily and extended release formulations, with Lilly.

Scientific Overview.    Exenatide is a potent 39-amino acid peptide that exhibits several anti-diabetic, or glucose lowering, actions. Our clinical trials have shown that exenatide stimulates secretion of insulin in the presence of elevated blood glucose concentrations, but not during periods of low blood glucose concentrations. We also observed in our trials an improvement in beta-cell function as measured by markers such as restoration of first-phase insulin secretion and improvement in proinsulin to insulin ratios.  Our clinical trials have also shown that exenatide lowered post-meal glucagon concentrations and slows gastric emptying to modulate the entry of ingested nutrients into the bloodstream.  Preclinical data indicate that exenatide reduces food consumption leading to reduced body weight.  Most importantly, in patients with type 2 diabetes, exenatide administration lowered both fasting and post-meal blood glucose concentrations, resulting in a marked reduction of A1C levels. In addition to lowering post-meal glucose concentrations, exenatide has also been shown to suppress post-meal elevations in serum triglyceride concentrations in people with type 2 diabetes. Elevations in post-meal triglycerides appear to be an independent risk factor for cardiovascular disease.

Clinical Trials.  More than 2,000 patients have been treated with exenatide.  We have completed three pivotal Phase 3 clinical trials, which we refer to as our AMIGO trials, as well as numerous Phase 2 and Phase 1 trials.  We are conducting an open-label extension study from the pivotal Phase 3 trials and an additional open-label study. We have an ongoing trial studying the effect of exenatide in patients failing to achieve glycemic control with either thiazolidinediones (TZDs) or TZDs and metformin.  TZDs are another common oral therapy for type 2 diabetes.  We also have an ongoing trial with the National Institute of Heath to assess exenatide’s potential effects in patients with type 1 diabetes.  In addition, we have a number of trials planned and ongoing, including studies to support regulatory submissions outside the United States and studies to increase our understanding of exenatide’s potential in the United States and other markets.

In late November 2003, we announced the summary results of our combined pivotal Phase 3 clinical trial data.  Our pivitol trials contained approximately 1,400 patients and studied the efficacy of exenatide in subjects who were failing to achieve target glucose levels with either metformin, sulfonylureas, or a combination of metformin and sulfonylureas. All three studies met the primary glucose control endpoint as measured by A1C.  The average reduction in A1C across the Phase 3 program in patients completing the studies on the highest dose of exenatide (10 micrograms twice daily) was approximately one percentage point.  Additionally, approximately 40% of these patients achieved A1C measurements of 7% or less.  On average, subjects in the Phase 3 program on the highest dose of exenatide also showed statistically significant reductions in body weight of approximately 4.4 pounds.  The most common adverse event was mild to moderate nausea.  Mild to moderate hypoglycemia was observed primarily in combination with a sulfonylurea. The mild to moderate nausea occurred most frequently early in the administration of exenatide, and the incidence decreased over time.  Patients discontinuing the trials due to nausea were approximately 3% in the exenatide arms of the AMIGO trials compared to approximately 1% in the placebo arms.

Approximately 80% of the patients that enrolled in the AMIGO trials completed those trials, and of those patients, approximately 90% elected to continue in the open-label extensions of those trials, which we refer to as the OLE trials.  In the OLE trials, 393 patients that completed 82 weeks of treatment showed mean reductions in A1C of 1.1%, and approximately 50% had achieved the A1C treatment goal of less than or equal to 7%.  On average, subjects in this patient cohort lost an average of 9.6 pounds at 82 weeks of treatment. Anti-exenatide antibodies were present in a portion of the patients, but their occurrence decreased over time.  The presence or absence of antibodies has not been found to predict A1C effect or safety.

In July 2004, we announced the results from a six-month clinical trial that compared exenatide and insulin glargine in patients failing to achieve acceptable glycemic control with common oral therapies.  Patients in both groups achieved similar degrees of glycemic control in the study.  In addition, patients on exenatide lost an average of 5 pounds, compared to those on insulin glargine, who gained an average of 3 pounds.  Adverse events related to exenatide were similar to those observed in previous clinical trials.  The most common adverse event was mild to moderate nausea, which occurred most frequently early in the study.

Regulatory Status.    We filed an NDA in June 2004 for the twice-daily formulation of exenatide and the FDA is expected to respond to the NDA by April 30, 2005.  Lilly is responsible for regulatory submissions outside the United States.

Target Market.    The initial focus for exenatide is patients with type 2 diabetes who are not using insulin and are not achieving target A1C levels with diet, exercise, and metformin, a sulfonylurea or both metformin and a sulfonylurea. The current therapeutic steps available to this patient population are additional oral medications, the addition of insulin to the oral agent regimen, or insulin therapy alone. These approaches are not always successful and are often associated with inconvenience and side effects, particularly weight gain. We estimate this population of people with diabetes who were using oral medications as of 2001 was 11.9 million in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom, which comprise the seven largest pharmaceutical markets worldwide.  An estimated 7.4 million people with diabetes in the United States were using oral medications as of 2002. We estimate that approximately 80% of the people with diabetes in the United States that are using oral medications are using either metformin, a sulfonylurea, or both.  In addition, we estimate that more than 60% of those patients change their oral therapy at least once a year.  We currently plan to market exenatide in an injectable pen/cartridge delivery system, subject to our receiving the necessary regulatory approvals. Exenatide requires refrigeration and subject to our receiving regulatory approval, will be administered utilizing a fixed dose, which will require no daily dose adjustment.

SYMLIN® (pramlintide acetate)

SYMLIN is an injectable drug candidate intended for the treatment of insulin-using patients with type 2 diabetes and patients with type 1 diabetes. Other than insulin and insulin analogues, SYMLIN is the first potential treatment addressing glucose control for patients with type 1 diabetes that has completed Phase 3 clinical trials since the discovery of insulin. SYMLIN is intended to improve blood glucose control in people treated with insulin alone, or insulin plus one or more oral medications, without causing an increase in body weight.

Scientific Overview.    SYMLIN contains pramlintide, which is a synthetic analog of the human hormone amylin. It is the first member of a new class of therapeutic medications known as amylinomimetic agents, or amylin receptor agonists. Amylinomimetic agents mimic the actions of the hormone amylin and have demonstrated activity in blood glucose regulation. Amylin is produced by and secreted from the beta cells in the pancreas, the same cells that make and secrete insulin. Amylin complements the actions of insulin, and these two hormones work together with another pancreatic hormone, glucagon, to help maintain normal glucose concentrations. Along with insulin, amylin concentrations normally increase and glucagon levels decrease after meals.

In people with type 1 diabetes, insulin and amylin concentrations are extremely low or undetectable and do not increase after meals, and conversely, glucagon levels tend to rise after meals. In people with type 2 diabetes whose disease has progressed to the point where they need insulin therapy, the normal post-meal increase in insulin and amylin concentrations does not occur and glucagon levels also are inappropriately elevated in the post-meal period.  These hormonal abnormalities contribute to the elevated glucose concentrations seen following meals. Replacement of insulin alone, the current therapy, cannot replace amylin’s actions, nor can insulin normalize post-meal glucagon concentrations.

Clinical Trials.    More than 5,500 patients have been treated with SYMLIN, representing more than 3,600 patient years of exposure. We have completed six Phase 3 clinical trials with various doses of SYMLIN as well as numerous Phase 2 and Phase 1 trials. Additionally, we completed long-term open-label safety trials and open-label extensions of the Phase 3 clinical trials to assess long-term effects of SYMLIN. Our Phase 3 trials have shown a statistically significant reduction in

A1C levels for both type 1 and insulin-using type 2 patients. Data from our short-term clinical trials involving both type 1 and insulin-using type 2 patients with diabetes showed that SYMLIN, as an adjunct to insulin:

•      slowed the rate of gastric emptying;

•      prevented the abnormal rise in glucagon after meals; and

•      reduced the range of after-meal variations in blood glucose levels.

Collectively, across all of our long-term Phase 3 clinical trials, patients with type 1 diabetes and type 2 diabetes receiving the recommended dosage of SYMLIN in addition to their existing diabetes therapy achieved an average additional reduction in A1C of 0.3% and 0.4%, respectively, at the end of 26 weeks, compared to patients using insulin with placebo. In these studies, patients with type 2 diabetes who were treated with SYMLIN lost an average of 3.3 pounds during the trial period, while patients with type 2 diabetes in the control group gained an average of 0.7 pounds. Trial participants with type 1 diabetes who received the recommended dosage of SYMLIN lost an average of 2.4 pounds at the end of 26 weeks, while those patients receiving insulin and placebo gained an average of 1.5 pounds.

In our long-term clinical trials of 26 or 52 weeks, the addition of SYMLIN did not adversely affect patients’ lipids or blood pressure. The most commonly occurring side effects in our SYMLIN trials have been nausea, anorexia and vomiting, which were generally mild to moderate in intensity, were dose related, occurred early in treatment and generally dissipated over time. Increased rates of severe hypoglycemia were also observed, primarily in type 1 patients at the initiation of therapy.

We currently have an open-label Phase 3 extension study of a dose titration trial we began in 2002 and a Phase 3 open-label clinical study evaluating the use of SYMLIN in type 1 and type 2 patients in a standard endocrine/diabetes specialist practice setting.

Regulatory Status.    In December 2000, we submitted an NDA for SYMLIN to the FDA. We received a letter from the FDA in October 2001 stating that SYMLIN was approvable for marketing in the United States, as an adjunctive therapy with insulin, for the treatment of type 1 and insulin-using type 2 diabetes patients, subject to satisfactory results from additional clinical trials. After consultation with the FDA, we conducted a seven-month dose titration study and four smaller trials to clarify suggested prescribing information.  In June 2003, we submitted an amendment to our SYMLIN NDA.  In December 2003, we received a second approvable letter from the FDA stating that SYMLIN is approvable for marketing in the United States as an adjunctive therapy with insulin, subject to providing the FDA additional clinical data.  The FDA requested additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia.  In September 2004 we submitted a complete response to the FDA’s second approvable letter. Submission of a complete response after receipt of an approvable letter is intended to answer all of the questions that need to be addressed prior to approval. The FDA is expected to respond to this new submission by March 20, 2005.

Our complete response identified a patient population and method of use for SYMLIN which we believe would be appropriate.  The proposed patient population would include those patients:

•      who have healthcare providers skilled in the use of insulin;

•      who understand and can execute appropriate insulin adjustments;

•      are willing to do regular glucose monitoring; and

•      have received, along with their healthcare provider, appropriate education.

The proposed method of use to introduce SYMLIN includes:

•      the proactive reduction in short-acting insulin;

•      SYMLIN dose-escalation, self-regulated in response to the occurrence of nausea; and

•      the early withdrawal or discontinuation of patients who experienced severe or persistent nausea or who find the SYMLIN treatment regimen burdensome.

The complete response document included data from approximately 486 patients whose data the FDA had not previously reviewed.  In addition, it provided a comprehensive review of the ongoing open-label trials. Our analysis of the data from these trials indicate that a revised dosing regimen could result in reduced rates of severe hypoglycemia, especially during the initiation of SYMLIN therapy.  The open-label trials also demonstrated efficacy similar to that seen in the pivotal studies.  The complete response document included a proposed risk management program consisting of patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and ongoing safety and reporting mechanisms.

Target Market.    The primary patient population focus for SYMLIN is people with diabetes who use insulin and meet the criteria outlined above. This target population currently has limited therapeutic options. Patients with type 2 diabetes who have progressed to insulin therapy have typically exhausted other therapeutic options for improved blood glucose control due to advanced beta-cell dysfunction.  Patients with type 1 diabetes generally have complete beta-cell deficiency and must use insulin to sustain life or undergo islet transplant therapy, which, in some cases, can temporarily render them insulin-independent.

We estimate that approximately 4.5 million people in the United States use insulin, based on published and proprietary estimates. Within this population group, we estimate that approximately one million people, have type 1 diabetes, and the remaining 3.5 million have type 2 diabetes. We estimate that approximately 75% of the individuals on insulin are not meeting their treatment goals.  SYMLIN is an injectable product and we plan to market it initially in a syringe/vial form and eventually, in a disposible pen/cartridge system similar to those currently marketed with newer insulin preparations.

Commercialization Operations

We have established a commercial team to focus on the development and execution of our commercialization strategies.  Our commercialization infrastructure includes the following internal functions:

•      sales and sales operations

•      marketing

•      managed care and payor reimbursement

•      training

•      medical affairs and medical education

•      customer service and call center

•      regulatory affairs

•      pharmacovigilance and post-marketing surveillance

•      manufacturing and distribution logistics

•      quality assurance

Members of this team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products.  To date, their activities have been focused on developing the plans for commercializing exenatide and SYMLIN and on preparations for the expansion of our organization that will be required to perform sales and marketing activities if any of our drug candidates are approved.

Our exenatide commercialization plan is designed to enable us to prepare for its launch in the United States, pending FDA approval.  We believe the target market for exenatide patients is concentrated.  We plan to increase our existing field force to approximately 350-400 field personnel to support our U.S. sales and medical education effort, which includes our sales force and medical affairs and managed care field personnel.  Lilly will co-promote exenatide utilizing one of its sales forces.  In addition, we have a managed care team that is equipped to target patients covered by managed care organizations.  We have a medical education program in place to reach a substantial number of physicians.  Finally, our customer service and call center is in place. Lilly will be primarily responsible for commercialization efforts outside the United States.

Our SYMLIN commercialization plan is designed to leverage the infrastructure we have in place for our exenatide commercialization plan. Our planned launch activities for SYMLIN, if approved, will focus on a limited group of endocrinologists and other selected physicians who frequently prescribe insulin.

In early 2003, we established a sales force of approximately 50 people and necessary support staff to enable us to co-promote Humatrope, Lilly’s recombinant human growth hormone product, in the United States. We marketed Humatrope primarily to endocrinologists, the primary target prescribers of SYMLIN, through March 2004.  In April 2004, we began to co-promote Reliant Pharmaceuticals, Inc.’s cardiovascular products that address cholesterol management and hypertension to these endocrinologists.  If SYMLIN and exenatide are both approved, we have the right to terminate our arrangement with Reliant.

Phase 2 Programs

In addition to our late stage development programs in exenatide and SYMLIN, we have a Phase 2 program in each of the therapeutic areas of diabetes, obesity, and cardiovascular disease.  These diseases are interrelated, as obesity is a major risk factor in both diabetes and cardiovascular disease.  In addition, persons with diabetes are more likely to develop cardiovascular disease than persons without diabetes.

Exenatide LAR

The combination of potency and the glucose dependent mechanism of action inherent in exenatide makes it well suited to development of a sustained-release formulation.  In May 2000, we signed an agreement with Alkermes, Inc. for the development, manufacture and commercialization of an injectable sustained-release formulation of exenatide, which we refer to as exenatide LAR. The goal of the work under this agreement is to develop a formulation that might allow once-a-week to once-a-month administration of exenatide for the treatment of type 2 diabetes.  This program is being jointly managed by Amylin, Lilly, and Alkermes.  The parties are continuing to engage in manufacturing scale-up activities.

In the first quarter of 2005, we initiated a Phase 2 multi-dose study of exenatide LAR in patients with type 2 diabetes using a once-a-week dosing regimen.  The multi-dose study is a placebo-controlled, multi-center study of up to 45 subjects with type 2 diabetes failing to achieve adequate glucose control using diet and exercise with or without metformin. The primary objectives of the study include safety and tolerability, and the pharmacokinetics of weekly administered exenatide LAR.  Secondary objectives will include effects on A1C, fasting blood glucose and body weight.  We made the decision to commence this multi-dose study based on results of our Phase 2 single-dose study of exenatide LAR in patients with type 2 diabetes using a once-a-week dosing regimen.

The Phase 2 single-dose study included approximately 60 subjects with type 2 diabetes who were failing to achieve adequate glucose control using diet and exercise with or without metformin. Subjects were randomized to receive a single subcutaneous injection of exenatide LAR at one of four doses or placebo, and were observed for 90 days.  Dosing and follow-up observation of the final exenatide LAR dosage group were completed in early 2005.  Data from the ongoing Phase 2 single-dose study have demonstrated sustained-release of exenatide with no dose-limiting side effects. The injection was well-tolerated.

Obesity

Obesity is a condition that significantly raises the risk of illness, disability or death from serious medical conditions including hypertension, type 2 diabetes, cardiovascular disease, stroke and certain cancers.  It is a major health problem in all developed countries.  In the United States, obesity-related medical costs exceed $125 billion a year.  It is estimated that approximately 130 million adults in the United States are considered overweight, and approximately 60 million adults in the United States are obese.  Of these adults, approximately 9 million are severely obese.  Obesity is estimated to cause approximately 365,000 deaths yearly, which makes it the second-leading cause of preventable deaths.

Obesity is characterized by excess body fat and occurs when more calories are consumed than burned.  Genetic, metabolic, psychological, and environmental factors can all contribute to obesity.   Obesity is measured by Body Mass Index, or BMI, a mathematical formula using a person’s height and weight.  A person with a BMI between 25 and 29.9 is considered overweight.  A person with a BMI of 30 or more is considered obese, and a person with a BMI of 40 or more is considered severely obese.  Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery.

AC137 (pramlintide for obesity)

We are developing AC137 as a drug candidate for the potential treatment of obesity.  The active ingredient in AC137 is pramlintide acetate, the same as in SYMLIN.  Pramlintide acetate has been studied extensively in people with diabetes and has demonstrated the effect of lowering body weight.

In December 2004, we reported the results from a Phase 2 study in obese patients evaluating the safety and tolerability of AC137. In the study, obese subjects were able to tolerate higher doses of pramlintide than those previously studied, and achieved clinically and statistically significant weight loss. Approximately 90% of subjects receiving pramlintide were able to progress to the highest dose of 240 micrograms three times a day, a dose two times that typically studied in our diabetes program. Consistent with previous observations, the most common side effect observed with pramlintide compared to placebo was mild, transient nausea.  No severe hypoglycemia was observed in this study.  Symptoms suggestive of mild hypoglycemia were observed in a small number of patients in both pramlintide and placebo groups.

This blinded, placebo-controlled study included 204 obese subjects, 160 without diabetes and 44 with type 2 diabetes that were not treated with insulin. After a 1-week placebo lead-in period, study participants received pramlintide or placebo three times a day before meals and were asked to maintain their usual diet and exercise routines. During a 4-week dose-escalation period, subjects increased study medication to their highest tolerated dose, or a maximum of 240 micrograms three times a day. Following this dose-escalation period, subjects continued with their maintenance dose for 12 weeks. Pramlintide treated subjects completing the 16-week active treatment period experienced progressive weight loss with an approximate 3.6% (3.5 kg) average reduction in body weight compared to placebo (p<0.0001). Thirty-one percent of pramlintide recipients completing active treatment achieved a 5% or greater weight loss compared to 2% of placebo recipients (p<0.0001). In addition, patients in the pramlintide arm decreased their waist circumference by an average of 3.4 centimeters compared to patients in the placebo arm.

We plan to file an Investigational New Drug application, or IND, for AC137 in obesity and initiate a Phase 2b dose-ranging study in 2005.

Cardiovascular Disease

Congestive heart failure, or CHF, occurs when the heart cannot adequately pump oxygenated blood throughout the body, resulting in impaired kidney function and an accumulation of fluid in the lungs and other body tissues. Many diseases or medical conditions contribute to CHF, including ischemic heart disease, high blood pressure and diabetes. CHF carries risks of morbidity and mortality above and beyond those of the underlying diseases. More than 5 million persons in the United States are affected with CHF, and it is the most frequent cause of hospitalization for persons 65 and older.

AC2592 (GLP-1)

In January 2003, we completed the acquisition from Restoragen, Inc. of rights to a Phase 2 program utilizing continuous infusion of GLP-1, or AC2592, for the treatment of CHF in patients ineligible for transplant. GLP-1 is a naturally occurring hormone produced in the gut in response to food intake.  In connection with this transaction, we also acquired various GLP-1 related patents.  We paid Restoragen approximately $3.3 million at closing and in January 2004, paid an additional $700,000 upon receiving satisfactory results from a Phase 2 clinical trial.  Restoragen may also receive future contingent milestone payments and royalties on product sales.

In July 2003, we reported on an open-label Phase 2 study involving 14 patients with New York Heart Association (NYHA) Class III or IV congestive heart failure, all of whom received GLP-1. The patients were followed for 12 weeks and monitored on a number of parameters. Outcome measures included peak oxygen consumption, left ventricular ejection fraction, quality-of-life assessment, and B-type natriuretic peptide, or BNP (an indicator of heart dysfunction). Patients received infusion of GLP-1 at an introductory dose for the first week, a higher-level infusion of GLP-1 for weeks 2 through 5, the maximum infusion dose for weeks 6 through 9, and no medication from weeks 10 through 12. Patients showed general improvement in a composite score designed to quantify quality-of-life and cardiac function while receiving study medication. The composite score returned to baseline when medication was discontinued. The severity of heart failure, as indicated by NYHA class, also improved during GLP-1 administration. The most common adverse event reported was mild to moderate nausea.

We filed an IND for AC2592 and initiated a Phase 2 multi-dose clinical study of AC2592 in the fourth quarter of 2004.  This multi-dose study of approximately 180 patients is a placebo-controlled, multi-center trial to evaluate the efficacy, safety and tolerability of AC2592 in subjects with NYHA Class III or IV congestive heart failure.   The primary endpoint is peak oxygen consumption and the secondary endpoints are related to quality-of-life and cardiac function, including left ventricular ejection fraction and BNP.

Phase 1 Programs

We also have two Phase 1 programs in obesity and cardiovascular disease and a discovery research program focused on peptide therapeutics.

AC162352 (PYY 3-36)

We are developing AC162352 (PYY 3-36) as a drug candidate for the potential treatment of obesity. Independent researchers have reported a reduction in food intake in humans using PYY 3-36.  In 2003, we conducted preclinical studies on AC162352.  We completed a Phase 1 study in 2004, and are currently reviewing our strategic options and will incorporate the data from this study into future decisions.

AC3056

We are currently evaluating AC3056, a compound we in-licensed from Aventis Pharma in 1997, in an on-going Phase 1 program in which we have completed three studies. AC3056 is designed for the treatment of atherosclerosis-related cardiovascular disease. In animal studies, AC3056: 1) reduced serum low density lipoproteins, known as LDLs, but not serum high density lipoproteins, referred to as HDLs; 2) inhibited lipoprotein oxidation; and 3) inhibited the expression of cell adhesion molecules in vascular cells. We are evaluating our strategic opportunities for this drug candidate.

Research and Development Activities

The metabolic components of diabetes, obesity and cardiovascular disease are linked in many ways that may allow us to leverage our more than a decade of expertise to develop new drug candidates to treat these conditions. We currently have approximately 345 full-time employees dedicated to our research and development activities, including approximately 100 employees with Ph.D. or M.D. degrees, eight of whom are diabetologists.

Our scientists are primarily focused on investigating the biological actions and potential utilities of new peptide hormone candidates. We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs. Our scientists are also involved in the ongoing evaluation of in-licensing opportunities.

In the years ended December 31, 2004, 2003 and 2002, we incurred research and development expense of $119.6 million, $149.4 million, and $94.5 million, respectively.

Lilly Collaboration

In September 2002, we entered into a collaboration agreement with Lilly for the global development and commercialization of exenatide, including both twice-daily and sustained-release formulations, such as exenatide LAR. Under the terms of the agreement, Lilly made initial payments to us totaling $110 million, of which $30 million was for the purchase of approximately 1.6 million shares of our common stock.  In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice-daily and sustained-release formulations of exenatide. To date, Lilly has paid $40 million in development milestones related to the twice-daily formulation of exenatide.  Under the agreement, a substantial amount of these future development milestone payments related to sustained-release formulations of exenatide could be converted into our common stock, at Lilly’s option, if the filing of the NDA with the FDA for the sustained-release formulation of exenatide is delayed beyond December 31, 2007. Lilly has agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained-release formulations.  Our collaboration agreement may be terminated by Lilly at any time on sixty days notice.

We share U.S. development and commercialization costs with Lilly equally. Development costs outside of the United States will be shared 80% by Lilly and 20% by us, and Lilly is responsible for all commercialization costs outside of the United States.

In addition, following successful completion of the three pivotal Phase 3 trials for exenatide and contingent upon certain other events, Lilly agreed to make available to us up to a $110 million loan facility to fund a portion of our development and commercialization costs for exenatide. We expect that approximately $70 million of this facility will be available to us if exenatide is approved.  The loan will be secured by certain of our patents and other collateral and would become convertible into our common stock if amounts remain outstanding for more than two years.

Each company will receive 50% of the operating profits from the sale of the product in the United States. Operating profits elsewhere will be shared at 80% to Lilly and 20% to us. We will record all U.S. product revenues and Lilly will record all other product revenues.

Under our co-promotion arrangement with Lilly, the parties have agreed to use approximately equal efforts to co-promote exenatide and sustained-release formulations of exenatide within the United States. Lilly will be primarily responsible for commercialization efforts outside the United States.

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

We own or hold exclusive rights to more than 46 issued U.S. patents and more than 63 pending U.S. applications. We have more than 13 pending and more than 10 issued U.S. patents that we believe are relevant to the development and commercialization of pramlintide, including uses for diabetes and obesity. We have more than 24 pending and issued U.S. patents that we believe are relevant to the development and commercialization of exenatide. We have also filed foreign counterparts of many of these issued patents and applications. Included within our pramlinitide patent portfolio are issued patents for:

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

We do not have a composition of matter patent for the exenatide molecule.  We have patent applications pending for the twice-daily and sustained-release formulations of exenatide.

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

Manufacturing

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long-term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of exenatide in cartridges. We have an agreement with Lilly to supply pens for delivery of exenatide in cartridges. We work with three contract suppliers, Bachem, UCB S.A., and Mallinckrodt, who have the capabilities for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN. Two of these suppliers have entered into long-term agreements with us. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials, which is the dosage form we intend to use upon launch if SYMLIN is approved.  Baxter will need to be approved by the FDA to manufacture SYMLIN, a process which could take up to 6 months after approval of SYMLIN.  While we believe we have sufficient vial inventory of SYMLIN to launch and supply our needs until we have obtained FDA approval of Baxter, if there are delays in obtaining Baxter’s approval, we may not have sufficient inventory to satisfy potential demand for SYMLIN.  We have an agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of pens for delivery of SYMLIN in cartridges.

We have selected manufacturers that we believe comply with current good manufacturing practices and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that exenatide and pramlintide acetate are manufactured in accordance with current good manufacturing practices and other domestic and foreign regulations.

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

Under our agreement with Alkermes, Alkermes is responsible for manufacturing exenatide LAR.  The parties are continuing to engage in manufacturing scale-up activities.  We have no long-term agreements for our other drug candidates and we obtain them from third-party contract manufacturers.

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

Competition

Biotechnology and pharmaceutical companies are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of our largest competitors, including Astra Zeneca, Bristol-Myers Squibb Company, sanofi-aventis, GlaxoSmithKline, Eli Lilly and Company, Merck & Co., Novartis AG, Novo Nordisk, Pfizer and Takeda Pharmaceuticals, are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, cardiovascular disease, and other metabolic disorders will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.  For example, all of our drug candidates are injectable, and may have to compete with therapies that do not require injection.  We cannot be certain that we will be able to compete successfully.

We believe that SYMLIN is the only non-insulin-based drug candidate in late-stage clinical development for improving blood glucose control in people with type 1 diabetes. Further, insulin and oral medications are often insufficient for many people with type 2 diabetes to achieve satisfactory glucose and weight control. Exenatide or SYMLIN may be complementary to, or competitive with, these other medications. Although competitive activity in the diabetes market is intense, most recent activity has resulted in additional treatment options for people with type 2 diabetes who are responsive to oral medications.

If approved for marketing, exenatide or SYMLIN may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to exenatide or SYMLIN. Such competitive or potentially competitive products include:

•  sulfonylureas;

•  metformin;

•  insulin;

•  glinides;

•  PPARS

•  alpha-glucosidase inhibitors; and

•  thiazolidinediones (TZDs)

There is substantial competition in the discovery and development of treatments for obesity, as well as emerging prescription and over-the-counter treatments for this condition. Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery.  Hoffmann-LaRoche and Abbott Laboratories already market oral medicines for the treatment of obesity. Regeneron Pharmaceuticals, Inc. and sanofi-aventis have late stage clinical programs ongoing, and a number of other pharmaceutical companies are developing new potential therapeutics.

Current therapies for congestive heart failure in patients include angiotensin converting enzyme inhibitors, angiotensin receptor blockers, beta blockers, aldosterone antagonists and Nesiritide (B-type natiuretic peptide). Other therapies include the use of various devices or the periodic infusion of inotropic agents.  Endothelin receptor antagonist and other therapies and devices are under investigation for the treatment of heart failure. None of these aforementioned agents or therapies are directed at correcting the cardiac metabolic abnormalities associated with congestive heart failure.

Employees

As of December 31, 2004, we had approximately 600 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Officers

The names of our directors and officers and certain information about them as of March 1, 2005 are set forth below:

Name	Age	Position
Ginger L. Graham (4)	49	President, Chief Executive Officer and Director
Joseph C. Cook, Jr. (4)	63	Chairman of the Board
Vaughn D. Bryson (1) (3)	66	Director
Howard E. Greene, Jr.(2) (4)	62	Director
Terrance H. Gregg (1) (3)	56	Director
Jay S. Skyler, M.D.	58	Director
Joseph P. Sullivan (2) (4)	62	Director
Thomas R. Testman (2)	68	Director
James N. Wilson (1) (3)	61	Director
Daniel M. Bradbury	43	Chief Operating Officer
Alain D. Baron, M.D.	51	Senior Vice President, Research
Martin R. Brown	58	Senior Vice President, Human Resources and Corporate Services
Joann L. Data, M.D., Ph.D.	60	Senior Vice President, Regulatory Affairs and Quality Assurance
Dwayne M. Elwood	57	Senior Vice President, Marketing
Orville G. Kolterman, M.D.	57	Senior Vice President, Clinical Affairs
Craig A. Eberhard	45	Vice President, Sales
Mark G. Foletta	44	Vice President, Finance and Chief Financial Officer
Michael R. Hanley, Ph.D.	53	Vice President, Discovery Research
Joni Harvey	50	Vice President, Technical Operations
Richard A. Hiles, Ph.D.	61	Vice President, Nonclinical Drug Safety/Bioanalytical
David Maggs, M.D.	44	Vice President, Medical Affairs
Lisa E. Porter, M.D.	41	Vice President, Clinical Development
Lloyd A. Rowland	48	Vice President, Legal, General Counsel and Secretary
Gregg Stetsko, Ph.D.	48	Vice President, Operations
Andrew A. Young, M.D., Ph.D.	52	Vice President and Senior Research Fellow

(1)           Member of the Compensation and Human Resources Committee.

(2)           Member of the Audit Committee.

(3)           Member of the Nominating and Governance Committee.

(4)           Member of the Finance Committee.

Ms. Graham has been our President and Chief Executive Officer since September 2003.  Ms. Graham has served as a director since November 1995 and currently serves on the Finance Committee.  She previously served on the Audit Committee and the Nominating and Governance Committee.  From February 2000 until June 2003, Ms. Graham held various positions with Guidant Corporation, most recently as Advisor to the President.  Previously she served Guidant as Group Chairman, Office of the President with responsibility for global geographically based operations and as President of the Vascular Intervention Group and Vice President, Guidant.  In 1993, Ms. Graham was named President and CEO of Advanced Cardiovascular Systems (ACS).  Prior to joining ACS, she held various positions with Eli Lilly and Company from 1979 to 1992 including sales, marketing and strategic planning positions.  She serves on the board of directors of the Pharmaceutical Research and Manufacturers of America and the California Healthcare Institute, as well as the Harvard Business School Health Advisory Board, the Advisory Board for the Kellogg Center for Executive Women and the University of California, and the San Diego Health Sciences Advisory Board.  Ms. Graham received an M.B.A. from Harvard University.

Mr. Cook has been our Chairman of the Board since March 1998.  He currently serves on our Finance Committee.  He served as our Chief Executive Officer from March 1998 until September 2003.  From 1994 to 1998, Mr. Cook served as a director and a consultant to us.  Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company.  He also serves as a director of Corcept Therapeutics Incorporated. Mr. Cook is also a founder of Mountain Group Capital, LLC, Clinical Products, Inc., Cambrian Associates, LLC, and Mountain Ventures, Inc.  Mr. Cook also serves on the boards of the American Diabetes Research Foundation, the Advisory Board of the College of Engineering, University of Tennessee and the Board of Trustees for Louisville Presbyterian Theological Seminary.  Mr. Cook retired as a Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service.  Mr. Cook received a B.S. in Engineering from the University of Tennessee.

Mr. Bryson has served as a director since July 1999 and serves as the chair of our Nominating and Governance Committee and on the Compensation and Human Resources Committee.  Mr. Bryson was a thirty-two year employee of Eli Lilly & Company and retired as its President and Chief Executive Officer in 1993.  He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly’s board of directors from 1984 until his retirement in 1993.  Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996.  Mr. Bryson is President of Clinical Products, Inc., which develops and markets medical foods for people with diabetes and obesity.  He serves on the board of directors of AtheroGenics, Inc., Chiron Corporation and ICOS Corporation.  Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

Mr. Greene is our co-founder and has served as a director since our inception in 1987.  Mr. Greene serves on the Audit Committee and the Finance Committee.  Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over two decades, including three companies for which he served as chief executive officer.  From 1987 to 1996, Mr. Greene served as our Chief Executive Officer.  From 1986 until 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm.  He was Chief Executive Officer of Hybritech from 1979 until its acquisition by Eli Lilly & Company in 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology.  Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974.  He is Chairman of the Board of Epimmune, Inc. and a director of Biosite Incorporated.  Mr. Greene received an M.B.A. from Harvard University.

Mr. Gregg has served as a director since October 2001 and serves on the Compensation and Human Resources Committee and the Nominating and Governance Committee. Mr. Gregg is associated with Galen-Partners, a venture capital firm, as a Special Ventures Partner. Until September 2004, Mr. Gregg served as a senior advisor to the diabetes business of Medtronic, Inc., a medical technology company.  He had served in this capacity since he retired in 2002 as Vice President of Medtronic and as President of Medtronic MiniMed, positions he had held since 2001.  Mr. Gregg previously served as President and Chief Operating Officer of Minimed Inc. from 1996 until its acquisition by Medtronic in 2001.  Mr. Gregg joined Minimed as Vice President of Regulatory Affairs and Clinical Research in 1994 and in 1995 was promoted to Executive Vice President, Operations.  Prior to joining Minimed, Mr. Gregg spent the preceding nine years as Vice President of Governmental Affairs for Ioptex Research, the ophthalmic surgical products subsidiary of Smith & Nephew, PLC.  Prior to joining Ioptex Research, Mr. Gregg was responsible for Regulatory Affairs, Clinical Research and Quality Assurance for divisions of Allergan, Inc.  Mr. Gregg serves on the board of directors of Vasogen, Inc. and LMS Medical Systems, Ltd. Mr. Gregg is also an Ambassador to the President of the University of Southern California, and formerly served as the Chairman of the American Diabetes Association Research Foundation Board.  Mr. Gregg received a B.S. in Zoology from Colorado State University.

Dr. Skyler has served as a director since August 1999 and previously served on the Nominating and Governance Committee.  He is Professor of Medicine, Pediatrics and Psychology, in the Division of Endocrinology Diabetes and Metabolism; Associate Director for Academic Programs at the Diabetes Research Institute; and Director of the General Clinical Research Center; all at the University of Miami in Florida, where he has been employed since 1976.  He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases of the Type 1 Diabetes TrialNet clinical trial network, and serves on the board of directors of Dexcom, Inc.  Dr. Skyler has served as President of the American Diabetes Association and as Vice President of the International Diabetes Federation.  Dr. Skyler serves on the editorial board of several diabetes and general medicine journals.  He received his B.S. from Pennsylvania State University, his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

Mr. Sullivan has served as a director since September 2003 and serves on the Audit Committee and the Finance Committee.  Mr. Sullivan is currently Chairman of the Board of Advisors of RAND Health and Vice Chairman of the Board of the UCLA Medical Center.  From 2000 to 2003, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of Protocare, Inc.  From 1993 to 1999, he served as Chairman, Chief Executive Officer and a director of American Health Properties, Inc.  For the previous twenty years, Mr. Sullivan was an investment banker with Goldman Sachs. Mr. Sullivan also currently serves on the board of directors of SCCI, Inc. (a private long-term acute care hospital company), Covenant Care, Inc. (a private nursing home company), and Health Care Property Investors, Inc. (a real estate investment trust). Mr. Sullivan received his M.B.A. from Harvard University and his J.D. from the University of Minnesota Law School.

Mr. Testman has served as a director since December 2002 and serves as the chair of our Audit Committee.  Mr. Testman is a former managing partner of Ernst & Young, LLP where, during his tenure from 1962 to 1992, he served as managing partner of both Health Care Services and Management Consulting Services for the West Coast and national practices.  He also served as an area managing partner for the audit and tax practice.  Mr. Testman currently serves on the board of directors of Endocare, Inc.  He formerly served as Chairman of the Board of Specialty Laboratories, Inc. and on the board of directors of three other publicly held companies.  He also serves on the board of four privately held health-care companies.  He received an M.B.A. from Trinity University and is a certified public accountant (retired).

Mr. Wilson has served as a director since March 2002 and serves as the chair of our Compensation and Human Resources Committee and on the Nominating and Governance Committee.  He is a director and Chairman of the Board of both Corcept Therapeutics Incorporated and NuGEN, Inc.  From 1996 to 2001, Mr. Wilson was Chairman of the Board of Amira Medical, Inc.  From 1990 to 1994, Mr. Wilson served as President and Chief Operating Officer of Syntex Corporation.  Prior to 1990, he served in various senior management positions, including Chief Executive Officer for Neurex Corporation and LifeScan, Inc.  Mr. Wilson serves on the board of directors of the American Diabetes Association Research Foundation, the Palo Alto Medical Foundation, A Stepping Stone Foundation (pre-school education) and the Insight Prison Project (rehabilitation for San Quentin inmates).  Mr. Wilson received his B.A. and his M.B.A. from the University of Arizona.

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

Mr. Brown, one of our executive officers, has served as Senior Vice President, Human Resources and Corporate Services since September 2004.  He previously served as Senior Vice President, Operations since March 2000 and as Vice President, Operations from October 1998 to March 2000, and as Senior Director, Information Technology from May 1994 to October 1998.  Prior to joining us, Mr. Brown was Director, Information Systems, Europe, for Eli Lilly from 1989 to 1993. From 1988 to 1989, Mr. Brown was Director, Information Systems for the Medical Devices and Diagnostics Division of Eli Lilly; he served as Director, Information Systems of IVAC Corporation, one of the seven companies in that division, from 1983 to 1988.  Mr. Brown received a B.S. in Commerce and Engineering and an M.B.A. in Operations Research from Drexel University.

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

Dr. Hanley has served as Vice President, Discovery Research since October 2003. He has been a member of our Scientific Advisory Board since 1992, and previously served as a senior scientific advisor for us. Prior to joining us, Dr. Hanley held faculty positions at Imperial College, London, the Medical Research Council Laboratories, Cambridge, and the University of California at Davis, where he was Professor of Biological Chemistry.  Dr. Hanley has served on advisory or review panels for the National Institutes of Health, the Medical Research Council and Wellcome Trust of Great Britain, and for the governments of Australia, Singapore, New Zealand, Hong Kong, Denmark and Japan. From 1997 to 2003, Dr. Hanley

was a senior consultant for healthcare investors in the venture capital and banking communities and for biotechnology companies such as Cell Therapeutics, Zymogenetics, Elan Pharmaceuticals, and Chiron Corporation.  Dr. Hanley has also set-up and directed research programs in privately-held start-ups, such as Chemocentryx, PsychoGenics, and most recently Harvard-based Resolvyx Pharmaceuticals. He received his B.S. in Biochemistry and his Ph.D. in Molecular Biology from the University of California, Berkeley.

Dr. Hiles has served as Vice President, Nonclinical Drug Safety/Bioanalytical, since March 2005.  He has served in various positions since joining Amylin in 1998, most recently as Executive Director, Nonclinical Drug Safety/Bioanalytical since 2002 and as Senior Director, Preclinical Development from 2000 to 2002.  Dr. Hiles previously served as Director, Pharmacokinetics and Metabolism at Calvert Preclinical Services from 1994 to 1997. He held various positions in preclinical and clinical development at Fujisawa Pharmaceuticals, Covance Laboratories, the Springborn Institute for Bioresearch and the Proctor & Gamble Company.  Dr. Hiles received his B.S. in chemistry from Clemson University, his Ph.D. in biochemistry from Michigan State University, and completed post-doctoral studies at the University of Minnesota.

Ms. Harvey has served as Vice President, Technical Operations since September 2004, and previously served as Vice President, Quality Assurance since July 2003.  Ms. Harvey previously served in various positions at Alliance Pharmaceutical Corp. from November 2000 to June 2003, including most recently as Vice President, Operations. Prior to joining Alliance, she was with Oliver Wight Americas, serving as a consultant to various pharmaceutical and electronic component companies.  Ms. Harvey was with Molecular Biosystems, Inc. from 1988 to 2000, where she held various management positions, including most recently Vice President, Operations. In addition, she held both manufacturing and quality management positions at Baxter Hyland Division between 1980 and 1988. Ms. Harvey received her B.S. in Microbiology from California State University Long Beach.

Dr. Porter has served as Vice President, Clinical Development since September 2004. Prior to joining us, Dr. Porter served in various positions with GlaxoSmithKline Pharmaceuticals and its predecessor, SmithKline Beecham Pharmaceuticals, since 1999, most recently as Group Director, Metabolism Therapeutic Area, Clinical Development and Medical Affairs North America.  Dr. Porter previously served as Associate Medical Director, Endo-Oncology, Zeneca Pharmaceuticals from 1997 to 1999.  She received her B.S. from College of William and Mary, her M.D. from Duke University School of Medicine and completed a fellowship in Endocrinology and Metabolism at Brigham & Women’s Hospital.

Dr. Maggs has served as our Vice President, Medical Affairs since March 2005.  He previously served as our Executive Director, Medical Affairs, and he joined us in October 2000 as our Senior Director, Medical Affairs. Previously, Dr. Maggs served as Director, Medical Research, Diabetes and Metabolism for Parke-Davis Co.  Prior to that he was an Assistant Clinical Professor at Yale School of Medicine from 1997 to 1999 and completed fellowships at the University of Nottingham and at Yale School of Medicine.  Dr. Maggs completed his original medical training at and received his M.B.B.S. and M.R.C.P. degrees from Guys Hospital, University of London and the Royal College of Physicians in London.

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

Dr. Stetsko, one of our executive officers, was appointed Vice President, Operations in September 2004.  Dr Stetsko previously served as Vice President, Product Development since July 2002, and as Executive Director of Preclinical and Product Development from September 2000 to July 2002.  Prior to joining us, from September 1999 to September 2000 he was an independent consultant providing regulatory, quality assurance and product development support to biotech companies.  From November 1994 to September 1999, Dr. Stetsko was responsible for product development at Ligand Pharmaceuticals, most recently as the Senior Director of Pharmaceutical and Analytical Development.  From February 1987 to October 1994, he held a number of management positions at Sterling Winthrop, most recently Associate Director of Pharmaceutical Sciences.  Prior to employment at Sterling Winthrop, from June 1983 to January 1987, Dr. Stetsko was a senior research scientist at Sandoz, Ltd.  He received his B.S. in Pharmacy from the University of Rhode Island and his Ph.D. in Industrial and Physical Pharmacy from Purdue University.

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

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties.  These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this annual report on Form 10-K. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

We have a history of operating losses, anticipate future losses, may not generate revenues from product sales and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of approximately $157.2 million in 2004, $122.8 million in 2003 and $109.8 million in 2002. As of December 31, 2004, we had an accumulated deficit of approximately $797.5 million. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. To date, we have not received any revenues from product sales. Even if we succeed in commercializing exenatide, SYMLIN, or another drug candidate, we expect to incur substantial operating losses for at least the next few years, and we expect that our losses may increase as we expand our commercial function and our research and development activities. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. To achieve profitable operations, we, alone or with others, must successfully develop, manufacture, obtain required regulatory approvals and market our drug candidates. If we become profitable, we may not remain profitable.

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

•      the continuation of our collaboration with Lilly for the development and commercialization of exenatide and sustained-release formulations of exenatide, including exenatide LAR;

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

•      the costs of marketing and selling our drug candidates, subject to obtaining regulatory approval;

•      our ability, and the ability of any partner, to effectively market, sell and distribute exenatide, SYMLIN or our other drug candidates, subject to obtaining regulatory approval;

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

Contingent on certain events, Lilly will allow us to borrow up to $110 million under a loan agreement in order to fund a portion of our development and commercialization costs for exenatide. We expect that approximately $70 million of this facility will be available to us if exenatide is approved. If we incur any debt under the Lilly loan agreement, it will be secured debt and will become due beginning upon the earlier of June 30, 2007, or the first anniversary of the date when a product developed under our collaboration with Lilly is first launched.

In the event we are unable to obtain additional financing on acceptable terms, we may not have the financial resources to continue research and development of exenatide, SYMLIN, exenatide LAR, AC137, AC2592 or any of our other drug candidates and we could be forced to curtail or cease our operations.

We are substantially dependent on our collaboration with Lilly for the development and commercialization of exenatide and exenatide LAR.

We have entered into collaborative arrangements with Lilly, who currently markets diabetes therapies and is developing additional diabetes drug candidates, to develop and commercialize exenatide and sustained-release formulations of exenatide, including exenatide LAR. We entered into this collaboration in order to:

•      fund some of our research and development activities;

•      assist us in seeking and obtaining regulatory approvals; and

•      assist us in the successful commercialization of exenatide and exenatide LAR.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the development and commercialization of exenatide and exenatide LAR, or if Lilly’s efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals outside the United States for exenatide and exenatide LAR. Our collaboration with Lilly may not continue or result in commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing exenatide or sustained-release formulations of exenatide, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our development programs for these compounds.

We may be unable to obtain regulatory clearance to market our drug candidates in the United States or foreign countries on a timely basis, or at all.

Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. Regulatory authorities may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. Regulatory authorities may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

The data collected from our clinical trials may not be sufficient to support approval of exenatide, SYMLIN or any of our other drug candidates by the FDA or any foreign regulatory authorities. We submitted an NDA for the twice-daily formulation of exenatide in June 2004. In October 2001, the FDA indicated that SYMLIN was approvable for both type 1 and insulin-using type 2 diabetes; however, the FDA also requested additional clinical trials focusing on the safety of SYMLIN when used by patients with type 1 diabetes and a few small studies to clarify suggested prescribing information. In May 2003, we completed the additional clinical trials requested by the FDA and, in June 2003, submitted an amendment to our NDA for SYMLIN. In December 2003, we received a second approvable letter from the FDA requesting additional clinical data to identify a patient population and method of use for SYMLIN where there is no increased risk of significant hypoglycemia or where there is an added benefit that clearly counterbalances any potential for increases in episodes of hypoglycemia. In September 2004 we submitted a complete response document to the FDA’s second approvable letter. Submission of a complete response document after receipt of an approvable letter is intended to answer all of the questions that need to be addressed prior to approval. Although we believe that the data contained in our complete response provide the necessary information requested by the FDA, we cannot guarantee that it will or that we will ever be able to provide the FDA with the necessary data.

Although we expect to receive a response from the FDA with respect to exenatide and SYMLIN in April 2005 and March 2005, respectively, we cannot guarantee that the FDA will respond by those dates, or that, if they respond, they will approve either application. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA’s response is delayed or not favorable for either exenatide or SYMLIN, our stock price could decline significantly.

Moreover, manufacturing facilities operated by the third-party manufacturers with whom we may contract to manufacture exenatide, SYMLIN, and our other drug candidates may not pass an FDA or other regulatory authority preapproval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing these drug candidates.

Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for these drug candidates, the FDA and foreign regulatory authorities may not ultimately approve exenatide, SYMLIN, or our other drug candidates for commercial sale in any jurisdiction. If these drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of any of our drug candidates and we may not be able to generate revenues from the commercial sale of any of our drug candidates.

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

In addition, Lilly may terminate our collaboration for the development and commercialization of exenatide and sustained-release formulations of exenatide at any time on 60 days’ notice. Moreover, if the FDA does not accept for filing a new drug application for a sustained-release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we may receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.

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

•      our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to exenatide or sustained-release formulations of exenatide; or

•      serious side effects experienced by study participants relating to a drug candidate.

Even if we obtain initial regulatory approval for a drug candidate, if we encounter safety issues with any drugs we market or fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could cause us to discontinue marketing those drugs, reduce our revenues and harm our ability to generate future revenues, which would negatively impact our financial position.

Even if we or our business partners are able to obtain regulatory approval for a drug candidate in the United States or other countries, the approval will be subject to continual review, and we cannot assure you that newly discovered or developed safety issues will not arise following any regulatory approval.  Any safety issues could cause us to suspend or cease marketing of any of our approved drug candidates, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues and our financial condition.

Moreover, if we obtain marketing approval for a drug candidate in the United States, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our drug candidates are also subject to continual review and periodic inspection and approval of manufacturing modifications. Manufacturing facilities that manufacture drug products for the U.S. market are subject to biennial inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations. The FDA stringently applies regulatory standards for manufacturing. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved drug candidates, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

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

We have not previously sold, marketed or distributed any of our products and may not be able to successfully commercialize exenatide, SYMLIN, or other drug candidates.

We have not previously sold, marketed or distributed any of our products. As our drug candidates progress toward commercialization, we will need to continue to develop our sales and marketing abilities with respect to those candidates. In 2004, we began to co-promote Reliant Pharmaceuticals, Inc.’s cardiovascular products that address cholesterol management and hypertension to a target group of endocrinologists in the United States. We have begun the process of expanding our internal commercialization functions to prepare for the commercialization of exenatide. To market exenatide and SYMLIN, if approved, we will need a significantly larger internal sales and marketing function. We may be unable to successfully hire and retain key sales and marketing personnel that we need to effectively manage and carry out the commercialization of exenatide, SYMLIN, and our other drug candidates. Even if we manage to hire and retain necessary personnel, we may be unable to implement our sales, marketing and distribution strategies effectively or profitably. In addition, in the event that exenatide, SYMLIN, or another of our drug candidates are not approved for marketing by the FDA, we will have incurred significant expenses for the buildup of a commercialization function that we may not be able to recover.

Our ability to enter into and maintain third-party relationships is important to our successful development and commercialization of exenatide, SYMLIN, and our other drug candidates and our potential profitability.

To market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. With respect to sales, marketing and distribution outside the United States, we will be substantially dependent on Lilly for activities relating to exenatide and sustained-release formulations of exenatide, including exenatide LAR. We believe that we will likely need to enter into marketing and distribution arrangements with third parties for, or find a corporate partner who can provide support for, the commercialization of SYMLIN or our other drug candidates outside the United States. We may also enter into arrangements with third parties for the commercialization of SYMLIN or any of our other drug candidates within the United States. With respect to exenatide and exenatide LAR, we intend to co-promote those drug candidates with Lilly within the United States. If Lilly ceased commercializing exenatide or exenatide LAR for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

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

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval. If we succeed in bringing exenatide, SYMLIN, or any other drug candidate to the market, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

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

We have substantial indebtedness outstanding and have the potential borrowing capacity under our collaboration with Lilly of up to $110 million. In June and July 2003, we issued $175 million of 2.25% convertible senior notes due 2008. In April 2004, we issued $200 million of 2.50% convertible senior notes due 2011. Our ability to make payments on our debt, including the notes, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We may be required to redeem our convertible senior notes upon a designated event.

Holders of our 2.25% convertible senior notes due 2008 and our 2.50% convertible senior notes due 2011 may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. We may not have sufficient cash funds to redeem the notes upon a designated event. We may elect, subject to certain conditions, to pay the redemption price in our common stock or a combination of cash and our common stock. We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price in our common stock. In addition, although there are currently no restrictions on our ability to pay the redemption price under our existing debt agreements, future debt agreements may prohibit us from repaying the redemption price in either cash or common stock. If we are prohibited from redeeming the notes, we could seek consent from our lenders to redeem the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the notes. If we were unable to redeem the notes upon a designated event, it would result in an event of default under the indentures governing the notes. An event of default under the indentures could result in a further event of default under our other then-existing debt. In addition, the occurrence of a designated event may be an event of default under our other debt.

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

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us. If we are not able to arrange for third-party manufacturing on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them on a timely basis, if at all.

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

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver exenatide, SYMLIN, exenatide LAR or our other drug candidates, in either bulk or dosage form, or other product components, including pens for the delivery of these products, we may need to engage additional manufacturers. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of exenatide in cartridges. We have an agreement with Lilly to supply pens for delivery of exenatide in cartridges. We work with three contract suppliers, Bachem, UCB S.A., and Mallinckrodt, who have the capabilities for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN. Two of these suppliers have entered into long-term agreements with us. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials, which is the dosage form we intend to use upon launch if SYMLIN is approved.  If SYMLIN is approved by the FDA, Baxter will need to be approved by the FDA to manufacture SYMLIN.  We believe we have sufficient dosage form inventory of SYMLIN to launch and supply our needs until we have obtained FDA approval of Baxter as a manufacturer of SYMLIN, a process which is expected to take up to six months after approval of SYMLIN.  We have a long-term agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production.  While we believe we have sufficient vial inventory of SYMLIN to launch and supply our needs until we have obtained FDA approval of Baxter, if there are delays in obtaining Baxter’s approval, we may not have sufficient inventory to satisfy potential demand for SYMLIN, in which case we may have to curtail our SYMLIN sales efforts.  While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of exenatide or SYMLIN, or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

Our other research and development programs may not result in additional drug candidates, which could limit our ability to generate revenue.

Our research and development programs for drug candidates other than exenatide and SYMLIN are at an early stage. Any additional drug candidates will require significant research, development, preclinical and clinical testing, manufacturing scale-up activities, regulatory approval and/or commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

We own or hold exclusive rights to more than 46 issued U.S. patents and more than 63 pending U.S. patent applications. Of these issued patents and pending patent applications, we have more than 10 issued U.S. patents and more than 13 pending U.S. patent applications that we believe are relevant to the development and commercialization of pramlintide and more than 24 pending and issued U.S. patent applications that we believe are relevant to the development and commercialization of exenatide or exenatide LAR. We also own or hold exclusive rights to various foreign patent applications that correspond to issued U.S. patents or pending U.S. patent applications. We do not hold issued composition-of-matter patents covering exenatide or exenatide LAR.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb Company, sanofi-aventis, Lilly, GlaxoSmithKline, Merck & Co., Novartis, Novo Nordisk, Pfizer and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, cardiovascular disease and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do, which would provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our initial target patient population for exenatide is people with diabetes who have failed one or more oral therapies. Our target population for SYMLIN is people with diabetes whose therapy includes multiple insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including:

•      sulfonylureas;

•      metformin;

•      insulin;

•      glinides;

•      PPARS;

•      alpha-glucosidase inhibitors; and

•      thiazolidinediones (TZDs).

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

We are highly dependent on Ginger L. Graham, our President and Chief Executive Officer, and the other principal members of our executive and scientific teams. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing, scientific and other personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our business has a substantial risk of product liability claims, and insurance may be expensive or unavailable.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance, including clinical trial insurance, and will seek additional coverage prior to marketing any of our drug candidates. We cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

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

In the future, we may become subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.

Upon approval, if any, by the FDA for any of our product candidates, we will become subject to various health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute and other state and federal laws and regulations. Pharmaceutical companies have faced lawsuits and investigations pertaining to violations of these laws and regulations. We cannot guarantee that measures that we have taken to prevent such violations, including our corporate compliance program, will protect us from future lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We have implemented anti-takeover provisions that could discourage or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and as a result our management may become entrenched and hard to replace.

Provisions in our amended and restated certificate of incorporation and bylaws, as amended, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include:

•                  allowing our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•                  allowing our board of directors to issue, without stockholder approval, up to 5.5 million shares of preferred stock with terms set by the board of directors;

•                  limiting the ability of holders of our outstanding common stock to call a special meeting of our stockholders; and

•                  preventing stockholders from taking actions by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders.

Each of these provisions, as well as selected provisions of Delaware law, could discourage potential takeover attempts, could adversely affect the trading price of our securities and could cause our management to become entrenched and hard to replace. In addition to provisions in our charter documents and under Delaware law, an acquisition of our company could be made more difficult by our employee benefits plans and our employee change in control plan, under which, in connection with a change in control, stock options held by our employees may become vested and our executive officers may receive severance benefits. We also have implemented a stockholder rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis.

Our executive officers, directors and major stockholders control approximately 27.7% of our common stock.

As of December 31, 2004, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 27.7% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Substantial future sales of our common stock by us or our existing stockholders or the conversion of our convertible senior notes to common stock could cause the trading price of our common stock to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the trading price of our common stock to drop. Likewise, the issuance of shares of common stock upon conversion of our convertible notes or redemption of our convertible notes upon a designated event, or upon additional convertible debt or equity financings or other share issuances by us, including shares issued in connection with potential future strategic alliances and the uncertain number of additional shares that we may be required to issue under our agreements with Lilly, could adversely affect the trading price of our common stock. Our convertible notes are currently convertible into a total of up to approximately 11.2 million shares. In addition, the existence of these notes may encourage short selling of our common stock by market participants.

Significant volatility in the market price for our common stock could expose us to continued litigation risk.

The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2003, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2005
First Quarter (through March 1, 2005)	$24.95	$20.05

Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Year ended December 31, 2003
Fourth Quarter	$30.40	$21.30
Third Quarter	30.75	20.95
Second Quarter	26.86	15.47
First Quarter	17.95	13.73

Given the uncertainty of our future funding and of regulatory approval of exenatide, SYMLIN and our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

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

We are exposed to potential risks from recent legislation requiring companies to evaluate internal controls over financial reporting.

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. These requirements became effective for the first time for our fiscal year ended December 31, 2004, and neither we nor our independent registered public accounting firm have previously performed an evaluation of our internal controls over financial reporting under these new rules. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal controls over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal controls. If material weaknesses are identified in the future we would be required to conclude that our internal controls over financial reporting are ineffective and we could be subject to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

Item 2. Properties

Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2004, we occupied approximately 240,000 square feet of office and laboratory space. Our leases on a majority of these properties expire in 2015. The remaining properties are currently on short term or month-to-month leases.  We also maintain small offices in Boulder, Colorado, and Germany.

Item 3. Legal Proceedings

Beginning in August 2001, we were subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against us, our Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in our stock price. The complaint alleged securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. On December 30, 2004, the court approved a negotiated settlement dismissing the lawsuit with prejudice.  The terms of the settlement include payment by us of $2.1 million, all of which will be paid by our insurer. Any settlement proceeds remaining after full reimbursement to class members and payment of plaintiff legal fees will be donated to the American Diabetes Association.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of us against our Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of our company in the California State Superior Court for San Diego County. The derivative complaint alleged that the defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive fraud” as a result of the federal securities class action lawsuit in the Southern District of California discussed above. The derivative complaint sought attorney fees and the payment of damages to us.  On November 2, 2004, the court dismissed the lawsuit with prejudice and approved a negotiated settlement. The terms of the settlement includes the payment of $250,000 to the plaintiff’s attorneys, all of which was paid by our insurer, and an agreement by us to retain some of our existing corporate governance policies and practices.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ National Market under the symbol “AMLN.” The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on The NASDAQ National Market:

	High	Low
Year Ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Year Ended December 31, 2003
Fourth Quarter	$30.40	$21.30
Third Quarter	30.75	20.95
Second Quarter	26.86	15.47
First Quarter	17.95	13.73

The last reported sale price of our common stock on The NASDAQ National Market on March 1, 2005 was $20.71. As of March 1, 2005, there were approximately 850 shareholders of record of our common stock.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenue under collaborative agreements	$34,268	$85,652	$13,395	$—	$—
Expenses:
Research and development	119,558	149,431	94,456	49,601	33,807
General and administrative	66,958	56,761	25,334	20,469	10,716
Acquired in-process research and development	—	3,300	—	—	—
	186,516	209,492	119,790	70,070	44,523
Net interest and other income (expense)	(4,909)	1,032	(3,392)	(1,902)	480
Net loss	(157,157)	(122,808)	(109,787)	(71,972)	(44,043)

Net loss per share — basic and diluted	$(1.67)	$(1.33)	$(1.39)	$(1.09)	$(0.71)
Shares used in calculating net loss per share — basic and diluted	94,054	92,396	79,106	65,927	61,644

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$293,756	$269,776	$147,358	$46,574	$82,899
Working capital	282,421	243,144	92,368	47,188	78,380
Total assets	357,800	311,045	168,545	63,527	90,635
Long-term obligations	403,233	202,425	88,234	58,073	52,103
Accumulated deficit	(797,496)	(640,339)	(517,531)	(407,744)	(335,772)
Total stockholders’ equity (deficit)	(87,370)	63,216	12,298	(3,483)	31,286

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and cardiovascular disease. We currently have two first-in-class lead drug candidates in late stage development for the treatment of diabetes, exenatide and SYMLIN® (pramlintide acetate), that have completed Phase 3 clinical studies and are under regulatory review in the United States.

Exenatide is the first in a new class of compounds known as incretin mimetics.  We are developing exenatide, including both twice-daily and sustained-release formulations, with Lilly to improve glucose control in patients with type 2 diabetes who are not achieving target glucose levels with metformin and/or sulfonylureas, two of the most commonly used oral therapies to treat type 2 diabetes, pursuant to a global development and commercialization agreement entered into in 2002.  Our agreement with Lilly provides for equal sharing of exenatide operating profits in the United States.  Operating profits outside of the United States are split 80% to Lilly and 20% to us.  We submitted a New Drug Application, or NDA, to the United States Food and Drug administration, or FDA, for the twice-daily formulation of exenatide in June 2004 and we expect the FDA to respond to this filing by April 30, 2005.

SYMLIN is the first in a new class of compounds called amylinomimetics and is a synthetic version of human amylin, a hormone co-secreted with insulin in normal physiology.  We are developing SYMLIN for the treatment of patients with type 1 diabetes and insulin-using patients with type 2 diabetes.  In December 2003 we received a second approvable letter for SYMLIN from the FDA. In September 2004 we submitted a complete response to the FDA, which is intended to answer all of the questions that need to be addressed prior to approval.  We expect the FDA to respond to this new submission by March 20, 2005.

Our pipeline includes a Phase 2 program for each of the therapeutic areas of diabetes, obesity and cardiovascular disease.  Additionally, we have two Phase 1 programs and maintain a discovery research program focused on peptide therapeutics.  We are actively seeking to in-license additional drug candidates.

In 2005 we are preparing to expand our organization to support the potential commercial launches of exenatide and SYMLIN, pending regulatory approvals.  This planned expansion will require a significant investment in our commercial capabilities, including the addition of approximately 300-350 field personnel, including our sales force, and medical affairs and managed care personnel, and increased medical education activities.  In addition, we anticipate expanding our business infrastructure in 2005 to support these activities. We also intend to continue our investment in our research and development programs, as more fully described below under the heading “Research and Development Programs.”

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues to date have been derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements and co-promotion agreements with each of Lilly and Reliant Pharmaceuticals, Inc. We currently have no approved products and we have not received any revenues from the sale of any of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  As of December 31, 2004, our accumulated deficit was approximately $797.5 million.

At December 31, 2004, we had approximately $294 million in cash, cash equivalents and short-term investments.  In February 2005 we completed a public offering of our common stock, generating net proceeds to us of approximately $190.5 million.  We do not expect to generate positive operating cash flows for at least the next few years and accordingly, we will need to raise additional funds from outside sources.  Refer to the discussion under the heading “Liquidity and Capital Resources” for further discussion regarding our anticipated future capital requirements.

Research and Development Programs

Currently, our research and development efforts are focused on programs for the treatment of diabetes, obesity and cardiovascular disease in various stages of development as summarized in the following table:

Phase of development	Compound	Proposed Indication
Regulatory review	Exenatide	Type 2 diabetes

	SYMLIN (pramlintide acetate)	Type 1 and insulin-dependent type 2 diabetes

Phase 2	Exenatide LAR	Type 2 diabetes

	AC137 (pramlintide acetate)	Obesity

	AC2592 (GLP-1)	Late-stage congestive heart failure

Phase 1	AC162352 (PYY 3-36)	Obesity

	AC3056	Atherosclerosis

From inception through 1998, we devoted substantially all of our research and development efforts to SYMLIN. Beginning in 1999, our research and development costs started to include costs for our other drug candidates, primarily exenatide and exenatide LAR.  As we continue to expand our pipeline, our investment in our other programs will continue to increase.

The drug development process, from discovery through regulatory approval, takes an average of 12 years according to recent industry reports.  The process includes several steps defined by the FDA.  The process begins with discovery and preclinical evaluation leading up to the submission of an investigational new drug application, or IND to the FDA, which allows for the initiation of the clinical evaluation in humans of a potential drug candidate.  Clinical evaluation is typically comprised of three phases of study, Phase 1, Phase 2 and Phase 3.  Generally, the majority of a drug candidate’s total development costs are incurred during Phase 3, as these trials are typically the longest and largest trials conducted during the drug development process.  Successful completion of Phase 3 clinical testing is followed by the submission of an NDA to the FDA for marketing approval.  It is not uncommon for the FDA to request additional data following its review of an NDA, which can significantly increase the drug development timeline and expenses.  Following initial regulatory approval for a drug candidate, companies generally initiate additional clinical trials aimed at expanding product labels and market potential.

                The timing and costs to complete the successful development of any of our drug candidates are highly uncertain, and therefore difficult to estimate.

Our research and development expenses are comprised of salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices; and a portion of our facilities costs.  We charge direct internal and external program costs to the respective development programs.  We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our overall pharmaceutical development capabilities. These consist primarily of facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Year ended December 31,
	2004	2003	2002
Exenatide	$40.0	$80.1	$47.7
SYMLIN	15.8	27.3	17.3
Phase 2 programs	22.1	7.8	—
Early stage programs and research	12.2	12.2	15.7
Unallocated	29.5	22.0	13.8
	$119.6	$149.4	$94.5

Exenatide

Our 2004 development activities for exenatide included the continuation of ongoing open-label studies, additional clinical studies to both support regulatory filings outside of the United States and increase our understanding of exenatide’s market potential in the United States and elsewhere, preparation of our NDA filing with the FDA and the continuation of manufacturing scale-up.  In July 2004, we announced the results from a six-month clinical study that compared exenatide and insulin glargine in patients failing to achieve acceptable glycemic control with common oral therapies.  In connection with the results of this study we received a $5 million milestone payment from Lilly.

Our 2005 development activities for exenatide are planned to include the continuation of ongoing studies to support regulatory filings outside of the United States and the continuation of an ongoing study in patients who are currently not achieving target blood glucose concentrations using thiazolidinediones, or TZDs, another common oral therapy used to treat type 2 diabetes.  In addition, we have additional clinical research that we intend to pursue for label expansion following regulatory approval, if received.

The timing of material net cash inflows from our exenatide development program is dependent upon regulatory approvals and subsequent market acceptance.

SYMLIN

In September 2004 we submitted a complete response document to the FDA, which is intended to answer all of the questions that need to be addressed prior to approval.  We expect the FDA to respond to this new submission by March 20, 2005.  Pending the FDA’s response, our research and development efforts for SYMLIN will continue to be limited to specific activities, primarily those related to the continuation of ongoing open-label clinical studies.

The timing of material net cash inflows from SYMLIN is dependent upon regulatory approvals and subsequent market acceptance.

Phase 2 Programs

We currently have a Phase 2 program in each of the therapeutic areas of diabetes, obesity and cardiovascular disease.  In diabetes, we are studying exenatide LAR, a sustained-release formulation of exenatide.  We recently initiated a Phase 2 multi-dose study of exenatide LAR, utilizing a once-a-week dosing regimen.  This study was initiated following the review of data from a Phase 2 single-dose study completed in early 2005.  We are developing exenatide LAR in collaboration with Lilly and Alkermes.  In obesity, we are studying AC137 (pramlintide acetate), the same compound contained in SYMLIN.  Following the review of data from a
16-week Phase 2 study completed in 2004, we are preparing to commence a Phase 2b dose-ranging study of AC137 in 2005.  In cardiovascular disease, we have a Phase 2 program for AC2592 (GLP-1)

for the treatment of congestive heart failure.  We submitted an IND for AC2592 in the second half of 2004 and initiated a Phase 2 study in the fourth quarter of 2004.

Early-stage Programs and Research

In addition to our late stage development programs in diabetes and our Phase 2 programs in diabetes, obesity and cardiovascular disease, we also have two Phase 1 programs.  We are studying AC162352 (PYY 3-36) for potential utility as a treatment for obesity.  We are studying AC3056 for the treatment of atherosclerosis-related cardiovascular disease.  We also maintain a discovery research program focused on peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Results of Operations

Revenue under Collaborative Agreements

Revenue under collaborative agreements was $34.3 million in 2004, compared to $85.7 million in 2003 and $13.4 million in 2002.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our collaboration agreement with Lilly for exenatide.

The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Year ended December 31,
	2004	2003	2002
Amortization of up-front payment	$4.4	$42.1	$13.4
Recognition of milestone payments	5.0	30.0	—
Cost-sharing and co-promotion payments	24.9	13.6	—
	$34.3	$85.7	$13.4

The $51.4 million decrease in revenue under collaborative agreements in 2004, as compared to 2003, reflects a shift in the relative proportion of total development expenses related to exenatide recorded by us and by Lilly and a reduction in milestone revenue.  Milestone revenue in 2004 consists of a $5 million payment from Lilly in connection with the results of a clinical study comparing exenatide to insulin glargine in the third quarter of 2004.  Milestone revenue in 2003 consisted of a $30 million payment from Lilly following the completion of the three pivotal Phase 3 trials for exenatide in the fourth quarter of 2003. The increase in 2003, as compared to 2002, reflects a partial year of activity following the signing of the collaboration agreement in September 2002.

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

During the third quarter of 2003, we reached the $101.2 million level of cumulative exenatide development costs.  Subsequently, Lilly became responsible to fund, on an ongoing basis, 50% of development costs in the United States and 80% of development costs outside of the United States.  While we continue to lead exenatide development efforts in the United States, Lilly is also directly incurring exenatide development expenses and makes cost-sharing payments to us to equalize development costs, which are recorded as revenues under collaborative agreements in the period in which the related development expenses are incurred.

In future periods, revenue under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize United States development costs, possible future milestone payments, the continued amortization of the $30 million portion of the up-front payment, amounts earned pursuant to our co-promotion agreement with Reliant and also may include revenues under collaborative agreements entered into in the future.  The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide development program incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Research and Development Expenses

Research and development expenses were $119.6 million, $149.4 million and $94.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

The $29.8 million decrease in 2004 compared to 2003 reflects reduced expenses of $40.1 million and $11.5 million for our exenatide and SYMLIN development programs, respectively, partially offset by increased expenses of $14.3 million for our Phase 2 programs and a $7.5 million increase in unallocated research and development expenses.

The $40.1 million decrease in exenatide expenses in 2004 as compared to 2003 primarily reflects reduced clinical development costs due primarily to the completion of the pivotal Phase 3 program for exenatide in the fourth quarter of 2003 and the fact that we recorded 100% of exenatide development expenses, including those incurred by Lilly through the third quarter of 2003.

The $11.5 million decrease in SYMLIN expenses in 2004 as compared to 2003 primarily reflects reduced clinical development costs in 2004 due primarily to the completion in 2003 of a dose-titration trial, and several smaller trials that formed the basis of an NDA amendment for SYMLIN submitted to the FDA in June 2003.

The $14.3 million increase in expenses for our Phase 2 programs in 2004 as compared to 2003 primarily reflects increased clinical development costs for our AC137 development program for obesity associated with the 16-week Phase 2 study completed in 2004.  It also includes to a lesser extent increased development expenses for exenatide LAR associated with a single-dose Phase 2 study in 2004 and increased costs for manufacturing scale-up for exenatide LAR.

The $7.5 million increase in unallocated research and development expenses in 2004 as compared to 2003 primarily reflects increased facilities costs, a portion of which are allocated to research and development expense.

We expect that our research and development expenses in 2005 will increase slightly compared to 2004.  Our 2005 planned development activities include the continuation of development work to expand our knowledge of the clinical utility of exenatide and to support regulatory submissions outside of the United States.  We also plan to continue to advance our Phase 2 development programs.

The $54.9 million increase in research and development expenses in 2003 compared to 2002 reflects growth across all aspects of our research and development programs.  Exenatide development expenses increased by $32.4 million in 2003 as compared to 2002 due primarily to costs associated with the three pivotal Phase 3 trials, including open label extensions of those trials, and the fact that we recorded 100% of exenatide development expenses for the majority of 2003, whether incurred by us or by Lilly.  SYMLIN development expenses increased by $10.0 million in 2003 as compared to 2002, which reflects increased costs associated with the completion of the dose-titration trial completed in 2003 and increased costs associated with manufacturing scale-up.  Unallocated research and development expenses increased by $8.2 million in 2003 as compared to 2002, principally due to increased facilities costs.  The $7.8 million increase in costs for our Phase 2 programs in 2003 as compared to 2002 primarily reflects costs associated with formulation development for exenatide LAR.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67.0 million, $56.8 million and $25.3 million in the years ended December 31, 2004, 2003 and 2002 respectively.

The $10.2 million increase in 2004 as compared to 2003 reflects increased business support and facilities costs to support future product launches and to a lesser extent increased pre-launch expenses, consisting primarily of medical education activities for exenatide.  The $31.5 million increase in 2003 compared to 2002 is due primarily to costs associated with the continued investment in our commercial and business support organizations to support future product launches, as well as increased facilities costs required to support our growth.  The expansion of our commercial organization in 2003 included the addition of a 50-person sales force, increased medical education activities for SMYLIN, and growth in our managed care and other sales support functions.

Selling, general and administrative expenses are expected to increase significantly in 2005 to support the potential commercial launch of exenatide and SYMLIN, if approved.  This expected increase reflects continuing investments to prepare us for commercialization in the early part of 2005.  More significant increases are planned around the potential approval of exenatide, including the addition of 300 to 350 field personnel, expanded medical education activities to support a full market launch and further increases in our business infrastructure.  A significant portion of this business infrastructure will support our launch plans for SYMLIN.

Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments.  Interest and other income was $4.7 million in 2004, $7.1 million in 2003, and $2.6 million in 2002. The decrease in 2004 reflects the fact that in 2003 interest and other income included a one-time $3.6 million gain on early retirement of debt at a discount.  The increase in 2003 as compared to 2002 reflects primarily the aforementioned $3.6 million gain and higher average cash reserves available for investment.

Interest and other expense consist primarily of interest expense resulting from long-term debt obligations and include interest payments and the amortization of debt interest costs.  Interest and other expense was $9.6 million in 2004, $6.0 million in 2003 and $6.0 million in 2002.  The increase in 2004 reflects additional interest expense associated with the issuance $200 million of 2.5% convertible senior notes in April 2004.

Net Loss

Our net loss for the year ended December 31, 2004 was $157.2 million compared to $122.8 million in 2003 and $109.8 million in 2002.  The increase in the net loss in 2004 compared to 2003 primarily reflects the decrease in revenue under collaborative agreements, partially offset by the decrease in operating expenses discussed above.  The increase in the net loss in 2003 compared to 2002 reflects the increased operating expenses, partially offset by the increases in revenues from collaborative agreement and interest and other income, discussed above.

We expect to incur substantial operating losses for at least the next few years due to ongoing expenses associated with the continuation and potential expansion of our research and development programs, exenatide, exenatide LAR, and our earlier stage development programs, the planned commercialization of exenatide and SYMLIN and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements.

At December 31, 2004, we had $293.8 million in cash, cash equivalents and short-term investments compared to $269.8 million at December 31, 2003.  The increase in our cash, cash equivalents and short-term investments in 2004 primarily reflects approximately $200.6 million provided by our financing activities, partially offset by $162.9 million used to fund operating activities during 2004. Financing activities in 2004 include $193.6 million in net proceeds from a private placement of 2.5% convertible senior notes in April 2004.  In February 2005 we completed a public offering of our common stock, generating net proceeds to us of approximately $190.5 million.

We expect our use of cash to fund our operating activities to increase during 2005, as compared to 2004.  This expected increase primarily reflects continuing investments to prepare us for the planned commercialization of exenatide and SYMLIN in the early part of 2005.  More significant increases are planned around the potential approval of exenatide, including the addition of 300 to 350 field personnel, expanded medical education activities to support a full market launch and further increases in our business infrastructure.  A significant portion of this business infrastructure will support our launch plans for SYMLIN.

In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which currently allows us to sell up to $98 million of various securities in one or more offerings in the future.  The terms of any offering will be established at the time of sale.  The SEC declared this registration statement effective in February 2004.  In February 2005 we completed a public offering of 9.2 million shares of our common stock pursuant to this shelf registration, generating net proceeds to us of approximately $190.5 million.

We also have a loan facility available from Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for exenatide.  At December 31, 2004, $40 million of this facility was available to us and there were no amounts outstanding. We expect approximately $70 million to be available following FDA approval, if any, of exenatide.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.

We used cash of $162.9 million, $143.4 million and $20.4 million for our operating activities in the years ended December 31, 2004, 2003 and 2002, respectively.  Our operating activities in 2003 and 2002 reflect payments received from Lilly of a $35 million milestone payment and an $80 million up-front payment, respectively.  Our investing activities used $53.8 million, $128.3 million and $57.2 million in the years ended December 31, 2004, 2003, and 2002, respectively.  Investing activities in all three years consisted primarily of purchases and sales of short-term investments, but also included purchases of laboratory and office equipment and patent additions.  Financing activities provided $200.6 million, $278.9 million and $124.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.  These amounts consisted primarily of proceeds from sales of common stock and the issuance of convertible senior notes, partially offset by principal payments on notes payable and capital lease obligations.

At December 31, 2004, we had outstanding long-term debt of $375 million.  This amount includes $175 million aggregate principal amount of the 2.25% senior convertible notes due 2008, or the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at approximately $32.55 per share.  Under certain circumstances, the 2003 Notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued and unpaid interest.  The remainder of our long-term debt balance at December 31, 2004 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes due 2011, or the 2004 Notes.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of December 31, 2004  (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$—	$175,000	$200,000
Interest on long-term debt	46,282	8,938	17,875	11,969	7,500
Capital lease obligations	28	13	15	—	—
Operating leases	65,302	4,834	17,429	16,600	26,439
Total (1)	$486,612	$13,785	$35,319	$203,569	$233,939

(1)   Excludes long-term obligation of $3.1 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We do not expect to make any significant milestone payments under these agreements within 12 months from the date of this report.

At December 31, 2004, we had outstanding commitments to purchase approximately $13.7 million of SYMLIN and exenatide inventory.  If FDA approval for exenatide or SYMLIN is received, our commitments to purchase inventories will increase substantially.  Some of our commercial supply agreements for exenatide and SYMLIN have minimum annual purchase requirements if FDA approval is received.  Additionally, if FDA approval for SYMLIN is received, we are committed to purchase approximately $10.1 million of SYMLIN bulk drug material from a former collaborative partner.  We are also obligated to purchase this material if we enter into a collaboration agreement for SYMLIN or if there is a change in control of Amylin.  If none of these events occur, we have no obligation to purchase this material.

Our future capital requirements will depend on many factors, including: the timing and costs involved in obtaining regulatory approvals for exenatide and SYMLIN; whether regulatory approvals for the marketing of exenatide and/or SYMLIN are received; if regulatory approvals are received, costs associated with the commercialization of exenatide and/or SYMLIN and our ability to effectively market exenatide and/or SYMLIN; our ability to receive milestone payments or access to loan amounts pursuant to our collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements, if any, for SYMLIN; our ability to progress with other ongoing and new clinical and preclinical trials and the extent of these trials; progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; changes in or new collaborative relationships; costs of manufacturing, including scale-up costs of our drug candidates; the costs of potential licenses or acquisitions; and the need to repay existing indebtedness.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments.  Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

Inventory and Related Reserves

We capitalize inventory costs associated with our drug candidates prior to receipt of regulatory approval, based on management’s judgment of probable future commercialization.  We would be required to expense these capitalized costs upon a change in such judgment, due to, among other factors, a decision denying approval of the drug candidate by regulatory agencies.

At December 31, 2004, gross capitalized inventory, the majority of which relates to SYMLIN, totaled $18.8 million.  Our ability to recover the value of this inventory is dependent upon our ability to obtain regulatory approvals to market SYMLIN in the United States and/or other markets.

Additionally, approximately $4.7 million of the $18.8 million of total inventory of SYMLIN is in finished dosage form, the majority of which was manufactured in late 2003.  Our NDA, as amended and supplemented, suggests that the finished inventory should have a thirty-six month expiration period.  We evaluate the recoverability of our finished inventory in consideration of our expected regulatory timelines and estimated sales volumes.  The FDA is expected to respond to our most recent SYMLIN submission by March 20, 2005.  In consideration of the age of the inventory and potential future launch dates for SYMLIN, we have provided for a valuation reserve of $3.1 million at December 31, 2004 related to our finished SYMLIN inventory.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices; and associated overhead expenses and facilities costs.  Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors.  Invoicing from third-party contractors for services performed can lag several months.  We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.

Income Taxes

We have net deferred tax assets relating primarily to net operating loss carry forwards and research and development tax credits.  Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods.  Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have fully reserved for these deferred tax assets in our consolidated balance sheets at December 31, 2004 and 2003, respectively.  If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income in that same period.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (R) “ Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements.  The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123 (R) are effective for us in the first interim period beginning after June 15, 2005.  The adoption of this standard is expected to increase operating expenses and we are currently evaluating the extent of this impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  At December 31, 2004, the fair value of our 2003 Notes and 2004 Notes were $181.3 million and $202.8 million, respectively.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a)(1) of this annual report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Our management does not expect that our disclosure control and procedures or our internal control over financial reporting will prevent all potential error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the Company have been detected.  While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting and to monitor ongoing developments in these areas.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amylin Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amylin Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Amylin Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Amylin Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 of Amylin Pharmaceuticals, Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

San Diego, California	/s/ ERNST & YOUNG LLP
March 7, 2005

Item 9B.  Other Information

Martin R. Brown, our Senior Vice President, Human Resources and Corporate Services, has informed us that he intends to retire from Amylin in 2005. The exact date of his retirement is not known at this time. In recognition of his 11 years of service to Amylin, on March 8, 2005, the Compensation and Human Resources Committee of the Board of Directors accelerated the vesting of various option grants held by Mr. Brown to purchase an aggregate amount of 50,791 shares of our common stock.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of “Election of Directors,” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders.

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2004 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	12,622	$15.43	2,533
Equity compensation plans not approved by securityholders	9	$6.58	—
Total	12,631	$15.42	2,533

The following equity compensation plans were in effect as of December 31, 2004 and were each adopted with the approval of our stockholders:  the 1991 Option Plan, the 2001 Equity Incentive Plan, the 2001 Employee Stock Purchase Plan, the 1994 Non-Employee Directors’ Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the Non-Employee Directors’ Deferred Compensation Plan.

Our stockholders did not approve the individual compensation arrangement entered into in January 1995 with Joseph C. Cook, Jr., who served as our Chairman and Chief Executive Officer from 1998 to 2003, and continues to serve as an employee and as our Chairman.  From 1994 to 1998, Mr. Cook served as a consultant to us under various consulting agreements pursuant to which he received cash compensation and was granted non-qualified stock options.  In connection with one of his consulting agreements with us entered into in January 1995, we also entered into a phantom stock unit agreement with Farview Management Co., L.P., a consulting firm of which Mr. Cook is a general partner.  Pursuant to the phantom stock agreement, Farview received 9,000 phantom stock units, each representing the right to receive cash or shares of our common stock.  The phantom stock agreement provides that on the date Mr. Cook ceases to be a consultant to or director of our Company, we will pay Farview the fair market value of the phantom stock units in cash or shares of our common stock, at our election.  The fair market value of each phantom stock unit is to be determined based on the closing price per share of our common stock on The Nasdaq National Market on the last trading day prior to the date that Mr. Cook ceases to be a consultant to or director of our company.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption contained in “Ratification of Selection of Independent Auditors” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2) Financial Statement Schedules: The following Schedule is filed as part of this Form 10-K Annual Report:

Page Number
II. Valuation Accounts	F-20

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Index to Exhibits — See Item 15(c) below.

(b)  Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(16)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(22)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(21)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(21)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(28)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(25)	4.6	Indenture dated as of June 23, 2003, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(25)	4.7	Form of 2.25% Convertible Senior Note due 2008.
(25)	4.8	Registration Rights Agreement dated June 23, 2003, between Registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
(11)	4.9	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.
(12)	4.10	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(12)	4.11	Form of 2.50% Convertible Senior Note due 2011.
(12)	4.12	Registration Rights Agreement, dated as of April 6, 2004, between Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(18)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(5)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(14)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(3)	10.7	Form of Nonstatutory Stock Option Agreement under the Directors’ Plan.†
(4)	10.8	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(5)	10.9	Consulting Agreement dated June 15, 1995, between Registrant and Joseph C. Cook, Jr., as amended on March 25, 1996, and related Nonstatutory Stock Option grant dated June 15, 1995.†
(7)(2)	10.10	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(9)	10.11	Amendment dated January 15, 1997, to the Consulting Agreement dated June 15, 1995, between the Registrant and Joseph C. Cook, Jr.†
(10)	10.12	Registrant’s Directors’ Deferred Compensation Plan.†
(19)(2)	10.13	Agreement dated July 2, 1997, by and among the Registrant and Ortho-Biotech and Bachem California.
(13)	10.14	Employment Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(14)	10.15	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(15)	10.16	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(19)(2)	10.17	Assignment and Amendment Agreement dated September 9, 1998, by and among the Registrant and Bachem California and Ortho-Biotech.
(19)(2)	10.18	Pramlintide Repurchase Agreement dated September 16, 1998, between the Registrant and Ortho-Biotech.
(19)(2)	10.19	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.

(20)(2)	10.20	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(8)	10.21	Registrant’s Change in Control Employee Severance Benefits Plan.†
(24)	10.22	Registrant’s 2001 Deferred Compensation Plan, as amended February 19, 2003.†
(10)	10.23	Registrant’s 2001 Employee Stock Purchase Plan.†
(17)	10.24	Registrant’s 2001 Equity Incentive Plan.†
(23)	10.25	Registrant’s Non-Employee Directors’ Stock Option Plan.†
(22)(2)	10.26	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(22)(2)	10.27	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(22)(2)	10.28	Loan Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(22)	10.29	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(22)	10.30	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(25)	10.31	Security Agreement dated June 30, 2003, between the Registrant and Eli Lilly and Company.
(27)(2)	10.32	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(25)(2)	10.33	Employment Agreement dated May 20, 2003, between Registrant and Julia R. Brown. †
(26)	10.34	Registrant’s Non-Employee Directors’ Stock Option Plan Stock Option Agreement, as amended. †
(26)	10.35	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(26)	10.36	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(26)	10.37	Employment Agreement dated June 9, 2003, between Registrant and Ginger L. Graham. †
(28)(2)	10.38	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(29)(2)	10.39	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.
(29)(2)	10.40	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(30)	10.41	Sublease Agreement dated November 24, 2003, between Registrant and Bristol-Myers Squibb Company.
(30)	10.42	Lease Agreement dated November 14, 2003, between Registrant and ARE-9363/9373/9393 Towne Centre, LLC.
	10.43	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC. *
	10.44	Commercial Supply Agreement dated October 7, 2004 between Registrant and CP Pharmaceuticals Ltd.*
	10.45	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC. *
	10.46	Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements.
(31)	10.47	Description of Registrant’s Executive Cash Bonus Plan.
	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to page 51.
	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(10)     Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

(11)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(12)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(13)     Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-58831) or amendments thereto and incorporated herein by reference.

(14)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(15)     Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(16)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(18)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(19)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(20)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(21)     Filed as an exhibit on Form 8-K dated June 17, 2002, and incorporated herein by reference.

(22)     Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(23)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(24)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(25)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(26)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference .

(27)     Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference ..

(28)     Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003, and incorporated herein by reference .

(29)     Filed as an exhibit to Amendment 1 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference .

(30)     Filed as an exhibit to Registrant s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference .

(31)     Filed on Form 8-K dated February 15, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

Date:	March 9, 2005

		By:	/s /Ginger L. Graham
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

Signatures	Title	Date

/s/ GINGER L. GRAHAM	President, Chief Executive Officer and Director	March 9, 2005
Ginger L. Graham	(Principal Executive Officer)

/s/ MARK G. FOLETTA	Vice President, Finance and Chief Financial Officer	March 9, 2005
Mark G. Foletta	(Principal Financial and Accounting Officer)

/s/ JOSEPH C. COOK, JR.	Chairman of the Board	March 9, 2005
Joseph C. Cook, Jr.

/s/ VAUGHN D. BRYSON	Director	March 9, 2005
Vaughn D. Bryson

/s/ HOWARD E. GREENE, JR.	Director	March 9, 2005
Howard E. Greene, Jr.

/s/ TERRANCE H. GREGG	Director	March 9, 2005
Terrance H. Gregg

/s/ JAY S. SKYLER, M.D.	Director	March 9, 2005
Jay S. Skyler, M.D.

/s/ JOSEPH P. SULLIVAN	Director	March 9, 2005
Joseph P. Sullivan

/s/ THOMAS R. TESTMAN	Director	March 9, 2005
Thomas R. Testman

/s/ JAMES N. WILSON	Director	March 9, 2005
James N. Wilson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amylin Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 7, 2005

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$60,583	$76,615
Short-term investments	233,173	193,161
Receivables from collaborative partners	5,770	791
Inventories, net	15,676	11,841
Other current assets	9,156	6,140
Total current assets	324,358	288,548

Property and equipment, net	20,739	13,691
Patents and other assets, net	3,258	4,044
Debt issuance costs, net	9,445	4,762
	$357,800	$311,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,145	$31,636
Accrued compensation	13,506	9,482
Current portion of deferred revenue	4,286	4,286
Total current liabilities	41,937	45,404

Deferred revenue, net of current portion	20,943	25,229

Other long-term obligations, net of current portion	7,290	2,196

Convertible senior notes	375,000	175,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.001 par value, 200,000 shares authorized, 94,489 and 93,625 issued and outstanding at December 31, 2004 and 2003	94	94
Additional paid-in capital	710,457	703,479
Accumulated deficit	(797,496)	(640,339)
Deferred compensation	(162)	(310)
Accumulated other comprehensive income	(263)	292
Total stockholders’ equity (deficit)	(87,370)	63,216
	$357,800	$311,045

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002

Revenues under collaborative agreements	$34,268	$85,652	$13,395

Operating expenses:
Research and development	119,558	149,431	94,456
Selling, general and administrative	66,958	56,761	25,334
Acquired in-process research and development	—	3,300	—
	186,516	209,492	119,790
Loss from operations	(152,248)	(123,840)	(106,395)

Interest and other income	4,696	7,079	2,619
Interest and other expense	(9,605)	(6,047)	(6,011)
Net loss	$(157,157)	$(122,808)	$(109,787)

Net loss per share — basic and diluted	$(1.67)	$(1.33)	$(1.39)

Weighted average shares — basic and diluted	94,054	92,396	79,106

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Common stock		Additional	Accumulated	Deferred	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	paid-in capital	deficit	compensation	income (loss)	(deficit)
Balance at December 31, 2001	67,554	$68	$404,114	$(407,744)	$(309)	$388	$(3,483)
Comprehensive loss:
Net loss	—	—	—	(109,787)	—	—	(109,787)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(221)	(221)
Comprehensive loss	—	—	—	—	—	—	(110,008)
Issuance of common stock upon exercise of options and warrants	601	—	3,474	—	—	—	3,474
Issuance of common stock for other employee benefit plans	144	—	1,377	—	—	—	1,377
Stock-based compensation	—	—	103	—	—	—	103
Issuance of common stock in public offering	12,075	12	90,742	—	—	—	90,754
Issuance of common stock in connection with collaboration agreement	1,605	2	29,998	—	—	—	30,000
Deferred compensation related to stock options	—	—	215	—	(215)	—	—
Amortization of deferred compensation	—	—	—	—	81	—	81
Balance at December 31, 2002	81,979	82	530,023	(517,531)	(443)	167	12,298
Comprehensive loss:
Net loss	—	—	—	(122,808)	—	—	(122,808)
Unrealized gain on available-for-sale securities	—	—	—	—	—	125	125
Comprehensive loss	—	—	—	—	—	—	(122,683)
Issuance of common stock upon exercise of options and warrants	898	1	6,376	—	—	—	6,377
Issuance of common stock for other employee benefit plans	206	—	2,257	—	—	—	2,257
Stock-based compensation	—	—	84	—	—	—	84
Issuance of common stock in public offering	10,542	11	164,674	—	—	—	164,685
Deferred compensation related to stock options	—	—	65	—	(65)	—	—
Amortization of deferred compensation	—	—	—	—	198	—	198
Balance at December 31, 2003	93,625	94	703,479	(640,339)	(310)	292	63,216
Comprehensive loss:
Net loss	—	—	—	(157,157)	—	—	(157,157)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(555)	(555)
Comprehensive loss							(157,712)
Issuance of common stock upon exercise of options	667	—	4,554	—	—	—	4,554
Issuance of common stock for other employee benefit plans	197	—	2,462	—	—	—	2,462
Deferred compensation related to stock options	—	—	(38)	—	38	—	—
Amortization of deferred compensation	—	—	—	—	110	—	110
Balance at December 31, 2004	94,489	$94	$710,457	$(797,496)	$(162)	$(263)	$(87,370)

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(157,157)	$(122,808)	$(109,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,307	4,481	2,105
Amortization of debt discount	—	655	1,198
Inventory reserve	(237)	2,186	1,015
Accrued interest added to note payable	—	2,701	4,725
Gain on early retirement of note payable	—	(3,567)	—
Other non-cash expenses	1,320	1,303	1,000
Changes in operating assets:
Inventories	(3,598)	(4,207)	(2,834)
Receivables from collaborative partners	(4,979)	(791)	—
Other current assets	(2,904)	(3,137)	(1,702)
Accounts payable and accrued liabilities	(3,467)	15,820	16,984
Deferred revenue	(4,286)	(37,090)	66,605
Other assets and liabilities, net	5,148	1,049	297
Net cash used in operating activities	(162,853)	(143,405)	(20,394)

Investing activities:
Purchases of short-term investments	(237,735)	(335,756)	(152,136)
Sales and maturities of short-term investments	197,056	220,329	98,200
Purchases of equipment, net	(12,904)	(12,314)	(2,535)
Increase in patents	(211)	(546)	(701)
Net cash used in investing activities	(53,794)	(128,287)	(57,172)

Financing activities:
Proceeds from issuance of common stock, net	7,016	172,446	125,133
Proceeds from issuance of convertible debt, net	193,613	169,696	—
Principal payments on notes payable and capital leases	(14)	(63,250)	(547)
Net cash provided by financing activities	200,615	278,892	124,586

Increase (decrease) in cash and cash equivalents	(16,032)	7,200	47,020
Cash and cash equivalents at beginning of year	76,615	69,415	22,395
Cash and cash equivalents at end of year	$60,583	$76,615	$69,415

Supplemental disclosures of cash flow information:
Interest paid	$6,563	$2,065	$47

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

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments. Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Concentrations of Risk

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

Eli Lilly and Company, or Lilly, provides funding for 50% of the development and commercialization expenses for exenatide in the United States pursuant to a global development and commercialization agreement between the parties.  Following approval of exenatide in the United States, if received, Lilly will co-promote the product with the Company in the United States and will manufacture pen devices for the administration of exenatide.  If Lilly is unable to perform these activities the Company may be unable to meet market demand for its products and could be materially and adversely affected.

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist principally of U.S. Government securities and other highly liquid debt instruments. The Company considers instruments with a maturity date of less than 90 days from the date of purchase to be cash equivalents.  Cash and cash equivalents includes certificates of deposits underlying letters of credit of $1.6 million and $215,000 at December 31, 2004 and 2003, respectively.

Investments

The Company has classified its debt securities as available-for-sale and are stated at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Inventories

Inventories are stated at the lower of cost (FIFO) or market. Raw materials consists of SYMLIN® (pramlintide acetate) and exenatide bulk drug material and finished goods consists of finished SYMLIN drug product in vials for syringe administration.

Property and Equipment

Property and equipment, consisting primarily of leasehold improvements, office and laboratory equipment, are recorded at cost.  Depreciation of equipment is computed using the straight-line method, over three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment.  The Company recorded depreciation expense of $5.3 million, $3.1 million and $1.7 million in the years ended December 31, 2004, 2003 and 2002, respectively.

The Company records impairment losses on property and equipment used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2004.

Patents

The Company has filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued.  Gross capitalized patent costs were approximately $4.0 million and $4.7 million at December 31, 2004 and 2003, respectively.  Accumulated amortization was approximately $1.9 million and $1.9 million at December 31, 2004 and 2003, respectively.  The Company recorded patent amortization expense of $0.3 million, $0.8 million and $0.4 million in the years ended December 31, 2004, 2003 and 2002, respectively.  Capitalized costs related to patent applications are charged to operations in the period during which a determination not to pursue such applications is made.  Such expenses were not material in the years ended December 31, 2004, 2003 and 2002, respectively.

Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, referred to as the 2003 Notes; and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which were issued in April 2004, referred to as the 2004 Notes.  Debt issuance costs are being amortized to interest expense on a straight-line basis over the contractual term of the respective notes.  The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $1.7 million and $0.5 million of amortization of such costs in the years ended December 31, 2004 and 2003, respectively.

Net Loss Per Share

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of approximately 4.1 million, 4.3 million and 1.9 million were excluded from the calculation of net loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, because the effect would be antidilutive.  In addition, common stock equivalents from shares underlying our convertible senior notes of 11.2 million, 5.8 million and none were excluded from the net loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, because the effect would be antidilutive.  In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Foreign Currency Translation

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year.  Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

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

As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Year ended December 31,
	2004	2003	2002
Risk-free interest rate	3.68%	3.25%	3.75%
Dividend yield	—%	—%	—%
Volatility factor	88%	121%	131%
Weighted-average expected life	5.75	5.87	5.89

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  These pro forma amounts may not be representative of the effects on reported net income (loss) for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings per common share were as follows (in thousands, except for net loss per share):

	Years ended December 31,
	2004	2003	2002
Net loss, as reported	$(157,157)	$(122,808)	$(109,787)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	33,343	23,159	11,549
Pro forma net loss	$(190,500)	$(145,967)	$(121,336)
Net loss per share:
Basic and diluted – as reported	$(1.67)	$(1.33)	$(1.39)
Basic and diluted – pro forma	$(2.03)	$(1.58)	$(1.53)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to provide consistent presentation for all periods presented.

Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (“FASB”) issued SFAS 123 (R) “ Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements.  The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123 (R) are effective for the Company in the first interim period beginning after June 15, 2005.  The adoption of this standard is expected to increase operating expenses and the Company is currently evaluating the extent of this impact on its financial statements.

2. Investments

The following is a summary of short-term investments as of December 31, 2004 and 2003 (in thousands).

	Available-for-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
U.S. Treasury securities and obligations of U.S. Government agencies	$53,321	$—	$(200)	$53,121
Corporate debt securities	76,004	3	(63)	75,944
Asset backed securities	70,991	—	(353)	70,638
Mortgage-backed securities	13,735	1	(64)	13,672
Debt securities issued by states of the United States and political subdivisions of the states	19,814	—	(16)	19,798

Total	$233,865	$4	$(696)	$233,173

December 31, 2003
U.S. Treasury securities and obligations of U.S. Government agencies	$64,188	$31	$(42)	$64,177
Corporate debt securities	61,902	37	(14)	61,925
Asset backed securities	48,467	31	(2)	48,496
Mortgage-backed securities	15,580	—	(67)	15,513
Debt securities issued by states of the United States and political subdivisions of the states	3,050	—	—	3,050
Total	$193,187	$99	$(125)	$193,161

The gross realized gains on sales of available-for-sale securities totaled approximately $45,000, $0.2 million and $0.5 million and the gross realized losses totaled $0.6 million, $1.6 million, and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Contractual maturities of short-term investments at December 31, 2004 were as follows (in thousands):

Fair Value
Due within 1 year	$94,140
After 1 but within 5 years	94,888
After 5 but within 10 years	8,161
After 10 years	35,984
Total	$233,173

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date, which, for the Company includes asset-backed and mortgage-backed securities.

3.  Other Financial Information

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$14,052	$6,108
Finished goods	4,724	9,070
Valuation reserve	(3,100)	(3,337)
	$15,676	$11,841

Other current assets consists of the following (in thousands):

	At December 31,
	2004	2003
Interest and other receivables	$1,311	$1,380
Prepaid expenses	7,845	4,760
	$9,156	$6,140

Property and equipment consists of the following (in thousands):

	At December 31,
	2004	2003
Office equipment and furniture	$10,673	$7,262
Laboratory equipment	10,602	6,653
Production equipment	1,166	608
Leasehold improvements	9,059	6,673
	31,500	21,196
Less accumulated depreciation and amortization	(10,761)	(7,505)
	$20,739	$13,691

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	At December 31,
	2004	2003
Accounts payable	$20,135	$28,713
Accrued expenses	3,997	2,911
Current portion of capital leases	13	12
	$24,145	$31,636

4.  Collaborative Agreements

Collaboration with Eli Lilly and Company

In September 2002, the Company and Lilly entered into a collaboration agreement for the global development and commercialization of exenatide, including both twice-daily and sustained release formulations.  Under the terms of the agreement Amylin and Lilly will share U.S. development and commercialization costs equally.  Development costs outside of the United States will be shared 80% by Lilly and 20% by the Company and Lilly will be responsible for all commercialization costs outside of the United States.

The Company and Lilly will share equally in operating profits from the sale of collaboration products in the United States.  Operating profits from the sale of product outside of the United States will be shared at approximately 80% to Lilly and 20% to Amylin.  Amylin will record all U.S. product revenues and Lilly will record all other product revenues.

At signing, Lilly made initial non-refundable payments to the Company totaling $80 million and Amylin agreed to incur the first $101.2 million of development expenses for exenatide following the date of the agreement.  This cumulative level of development expenses was reached during the year ended December 31, 2003.  Subsequent to this $101.2 million of cumulative development expenses, Lilly has funded, on an ongoing basis, 50% of development costs in the U.S and 80% of development costs outside of the United States.

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide.  The Company received a $5 million development milestone in August 2004 in connection with the results of a clinical study comparing exenatide to insulin-glargine.  This milestone was recorded as revenues under collaborative agreements in the third quarter of 2004.  In 2003, the Company received development milestones of $35 million following the successful completion of the Phase 3 clinical program for exenatide.  Of this amount, $30 million was recognized as revenues under collaborative agreements in the accompanying consolidated statements of operations and $5 million was deferred as long term deferred revenue in the accompanying consolidated balance sheets as it is potentially creditable against future milestone payments. Certain of the future development milestone payments may be converted into Amylin common stock, at Lilly’s option, if the filing of a New Drug Application with the United States Food and Drug Administration (“FDA”) for exenatide LAR is delayed beyond December 31, 2007.  Lilly has also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations.

The Company recorded revenue under this collaborative agreement of $32.6 million, $85.7 million and $13.4 million in the years ended December 31, 2004, 2003 and 2002, respectively, and incurred reimbursable development expenses of $53.0, $88.3 million and $22.7 million in the years ended December 31, 2004, 2003 and 2002, respectively.  Reimbursable development expenses consist of direct internal and external expenses for exenatide, including both twice-daily and sustained release formulations.

The Company has a loan facility with Lilly that, subject to certain defined development and regulatory events, over time could provide the Company up to $110 million to fund a portion of its development and commercialization costs for exenatide. At December 31, 2004, $40 million was available to the Company under this loan facility and there were no amounts outstanding.  Debt incurred under this agreement will be secured debt and becomes due upon the earlier of June 30, 2007, or the first anniversary of the date when a product developed under the collaboration agreement with Lilly is first launched.

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

5.  Lease Commitments

The Company leases its facilities under operating leases. The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs.  For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent of approximately $3.3 million at December 31, 2004 is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets and deferred rent of approximately $229,000 at December 31, 2003 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Minimum future annual obligations for operating leases for years ending after December 31, 2004 are as follows (in thousands):

2005	$4,834
2006	8,404
2007	9,025
2008	9,114
2009	7,486
Thereafter	26,439
Total minimum lease payments	$65,302

Rent expense for the years ended December 31 2004, 2003, and 2002, was $8.2 million, $4.5 million, and $2.0 million, respectively.

6.  Note Payable and Related Commitments

In July 2003, the Company repaid all its outstanding indebtedness to a former collaborative partner for $62.7 million, representing a discount of 7 percent from face value on the date of payment.  This transaction resulted in a gain of $3.6 million, which is included in interest and other income in the accompanying consolidated statements of operations for the year ended December 31, 2003.

In September 1998, the Company entered into an agreement with an affiliate of the same former collaborative partner, which provided for the possible future purchase by the Company of commercial grade SYMLIN bulk drug material purchased by the former collaborative partner during the collaboration agreement. The Company must purchase the drug material in full on the first to occur of certain events, including the execution of an agreement with a major pharmaceutical company relating to the development, commercialization and/or sale of SYMLIN, receipt of regulatory approval for the sale of SYMLIN, or a change in control of the Company.  The purchase price to the Company will be the original purchase price plus a carrying cost equivalent to the current five-year U.S. Treasury note rate plus 3%, equaling $10.1 million at December 31, 2004.  If none of the aforementioned events occurs, the Company has no obligation related to this agreement.

7.     Convertible Senior Notes

In June and July 2003, the Company issued the 2003 Notes, which have an aggregate principal amount of $175 million, in a private placement.  The 2003 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2003 Notes and of the common stock issuable upon conversion of the 2003 Notes.  The 2003 Notes bear interest at a rate of 2.25% per year, payable in cash semi-annually, and are convertible into a total of up to 5.4 million shares of common stock at a conversion price of approximately $32.55 per share, subject to customary adjustments such as stock dividends and other dilutive transactions.

The 2003 Notes are redeemable at the Company’s option in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, at the Company’s option, if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes. At December 31, 2004 and 2003, the fair value of the 2003 notes, based on observed market prices, was $181.3 and $176.5 million, respectively.

In April 2004, the Company issued the 2004 Notes, which have an aggregate principal amount of $200 million, in a private placement.  The 2004 Notes have been registered under the Securities Act to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.  The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions.  The Company may not redeem the 2004 Notes prior to maturity.  The fair value of the 2004 Notes, based on an observed market price, was $202.8 million at December 31, 2004.

Upon a change in control, the holders of the 2003 and 2004 Notes may elect to require the Company to re-purchase the 2003 or 2004 Notes.  The Company may elect to pay the purchase price in common stock instead of cash, or a combination thereof.  If paid with common stock the number of shares of common stock a holder will receive will be valued at 95% of the closing prices of our common stock for the five-day trading period ending on the third day before the purchase date.

8.  Stockholders’ Equity (Deficit)

Stock Purchase Plans

In March 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”), under which 400,000 shares of common stock may be issued to eligible employees, including officers.  Contributions to this plan may not exceed 15% of the participant’s eligible compensation.  The Company’s stockholders approved this plan at its 2001 annual meeting.  At its 2004 annual meeting, the Company’s stockholders approved an increase in the aggregate number of shares authorized for issuance under the 2001 Stock Purchase Plan of 750,000 shares.  The price of common stock issued under the 2001 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2004, approximately 411,000 shares of common stock had been issued under the 2001 Stock Purchase Plan.

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

In December 2000, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”), which provides for an additional 11.5 million shares of common stock reserved for issuance upon exercise of options granted to employees and consultants of the Company.  The 2001 Plan provides for up to an additional 5.3 million shares to be reserved for issuance upon exercise of options to the extent that options issued under the 1991 Plan expire or are cancelled subsequent to the adoption of the 2001 Plan.  The 2001 Plan was approved at a meeting of stockholders in January 2001. The 2001 Plan was amended to increase the number of shares authorized for issuance of common stock to 11.5 million in April 2003.  The Company’s stockholders approved the 2001 Plan, as amended, at its 2003 annual meeting. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of nonstatutory options may not be less than 85% of the fair market value of the stock on the date of the grant and, in some cases, may not be less than 100% of such fair market value.  Options issued under the 2001 Plan are generally issued, vest and expire on the same terms as the 1991 Plan.

Under the Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), 450,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to non-employee directors of the Company.  The Company’s stockholders approved the Directors’ Plan at its 2001 annual meeting.  Options granted under the Directors’ Plan must have an exercise price of at least 100% of the fair market value of the stock subject to the option on the date of grant, vest ratably over periods ranging from twelve to thirty-six months and expire not later than ten years from the date of grant.  Options ceased being granted under the Directors’ Plan upon the approval of the 2003 Non-Employee Directors’ Stock Option Plan described below.

In April 2003, the Company adopted the 2003 Non-Employee Directors Stock Option Plan (the “2003 Directors’ Plan”).  The 2003 Directors’ Plan provides for automatic grants to non-employee directors upon their initial appointment or election to the Company’s Board of Directors.  Options granted under the 2003 Directors’ Plan are issued under the 2001 Plan described above.  Options are granted at prices that may not be less than 100% of the fair market value of the stock subject to the option at the date of grant, expire not later than ten years from the date of grant and vest over a four-year period, with one-quarter becoming exercisable one year following the date of grant and the remainder becoming exercisable in monthly increments over a three-year period.

The following table summarizes option activity for all of the option plans (in thousands, except per share data):

	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2001	7,064	$7.80
Granted	1,685	$12.93
Exercised	(593)	$5.86
Cancelled	(192)	$10.80
Outstanding at December 31, 2002	7,964	$8.96
Granted	3,665	$20.40
Exercised	(898)	$7.68
Cancelled	(161)	$11.74
Outstanding at December 31, 2003	10,570	$13.01
Granted	3,133	$22.30
Exercised	(702)	$7.56
Cancelled	(379)	$19.20
Outstanding at December 31, 2004	12,622	$15.43

At December 31, 2004, approximately 1.8 million shares remained available for grant under the Company’s stock option plans.  The weighted average grant-date fair value of options granted by the Company was $16.36, $17.69 and $11.74 in the years ended December 31, 2004, 2003 and 2002 respectively. Following is a further breakdown of the options outstanding as of December 31, 2004 (in thousands, except life and per share data):

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.313	-	$1.065	372	4.02	$0.633	372	$0.633
$1.125	-	$1.605	37	4.38	$1.320	37	$1.320
$2.500	-	$3.630	634	3.47	$2.678	634	$2.678
$4.375	-	$5.460	118	2.31	$4.827	118	$4.827
$5.590	-	$8.205	1,132	5.42	$6.153	936	$6.223
$8.260	-	$12.315	2,322	6.44	$10.607	1,885	$10.469
$12.320	-	$18.480	2,047	6.41	$15.194	1,551	$14.743
$18.510	-	$27.735	5,781	8.92	$21.521	1,179	$20.583
$27.770	-	$29.980	179	8.73	$28.619	55	$28.621
			12,622			6,767

Stock Warrants

The Company has warrants outstanding, which were granted in 1997 and 2000, to purchase a total of 1.6 million shares of its common stock.  The warrants are exercisable at prices from $10.01 to $12.00 and expire through March 2008.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2004 (in thousands):

Stock Option Plans	14,392
Stock Purchase Plan	739
401(k) Plan	500
Directors’ Deferred Compensation Plan	24
Warrants	1,626
Convertible Senior Notes	11,199
28,480

Issuance of Common Stock

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

9.     Benefit Plans

The Company has a defined contribution 401(k) plan for the benefit of all eligible employees.  Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock.  The fair market value of matching contributions made by the Company for the benefit of its employees in 2004, 2003 and 2002 was $1.0 million, $873,000 and $475,000, respectively.

In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned.  Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets.  Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion.  The Company recorded expense associated with this plan of $323,000, $521,000 and $499,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation.  The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices.  The company-owned assets are placed in a “rabbi trust” and are included in other current assets in the accompanying consolidated balance sheets.  The corresponding liability was $3.3 million and $2.3 million at December 31, 2004 and 2003, respectively, of which $3.1 million and $2.2 million are included in other long-term liabilities, net of current portion in the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively. The current portion of the corresponding liability is included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2004 and 2003.  Total contributions to this plan, consisting solely of compensation deferred by participants, were $1.0 million, $1.2 million, and $318,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

10.  Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are shown below (in thousands).  A valuation allowance of approximately $358 million has been recognized at December 31, 2004 to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No 109, "Accounting for Income Taxes."  The deferred tax asset at December 31, 2004 includes a future tax benefit of approximately $13.2 million related to stock option deductions, which, if recognized, will be allocated to additional paid-in capital.

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$197,955	$190,433
Research tax credits	43,437	37,311
Deferred revenue	10,280	12,026
Capitalized research and development expenses	102,961	47,304
Other	5,478	4,356
Total deferred tax assets	360,110	291,430
Deferred tax liabilities:
Intangibles	(1,631)	(1,926)
Valuation allowance for deferred tax assets	(358,479)	(289,504)
Net deferred tax assets	$—	$—

Following is a summary of the Company’s Federal net operating loss carryforwards, Federal research tax credit carryforwards and California net operating loss carryforwards at December 31, 2004 (in thousands):

	Federal net operating loss carryforwards	California net operating loss carryforwards	Federal research and development tax credit carryforwards
Expiring within one year	$—	$15,118	$293
After 1 but within 5 years	58,961	33,745	4,252
After 5 but within 10 years	194,707	90,970	6,357
After 10 years	282,245	—	23,432
	$535,913	$139,833	$34,334

At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $536 million, which begin to expire in 2007. During the year, the Company elected to capitalize prior years' research and development expenses for tax purposes, which resulted in a corresponding reduction in its net operating losses. The Company also has California net operating loss carryforwards of approximately $140 million, which begin to expire in 2005, and UK net operating loss carryforwards of approximately $8 million, which carry forward indefinitely. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the prior years' limitation on California loss carryforwards. The Company has Federal research tax credit carryforwards of $34 million, which continues to expire in 2005, and California research tax credit carryforwards of $14 million, which carry forward indefinitely.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  Although the Company has not completed a formal Section 382 and 383 analysis, the Company believes any resulting limitation would not have a material impact on its financial statements.

11.  Legal Proceedings

Since August 2001, the Company has been subject to an ongoing class action lawsuit filed by certain shareholders in the United States District Court for the Southern District of California against the Company, its Chairman and former Chief Executive Officer and one director, alleging violations of the federal securities laws related to declines in the Company’s stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The Company believes that the lawsuit is without merit.  In July 2004, the Company executed a memorandum of understanding with plaintiffs to settle the lawsuit, subject to approval by the court.  The terms of the memorandum of understanding include payment by the Company of $2.1 million, all of which will be paid by the Company’s insurance.  Any of the $2.1 million amount remaining after full reimbursement to class members and payment of plaintiff legal fees will be donated to the American Diabetes Association.  On December 30, 2004, the court gave final approval to the settlement, dismissing the lawsuits with prejudice.

In October 2002, Roman Glowacki filed a shareholder derivative lawsuit purportedly on behalf of the Company against the Chairman and former Chief Executive Officer and several other present and former members of the Board of Directors of the Company in the California State Superior Court in San Diego County.  The derivative complaint alleged that the named defendants breached their fiduciary duty, abused corporate control, engaged in mismanagement, wasted corporate assets and committed “constructive” fraud as a result of the same activities alleged in the Federal class action lawsuit discussed above. The derivative complaint sought attorney fees and the payment of damages to the Company.  On November 2, 2004, the court approved a negotiated settlement dismissing the lawsuit with prejudice.  The settlement includes the payment of $250,000 to the plaintiffs’ attorneys to be funded by the Company’s insurance carrier, along with an agreement to retain some of the existing corporate governance policies and practices at the Company.

12.  Subsequent Event

On February 1, 2005, the Company completed a public offering of 9.2 million shares of its common stock at a price of $22.00 per share.  This transaction generated net proceeds of approximately $190.5 million for the Company and was completed pursuant to a $300 million universal shelf registration statement initially filed with Securities and Exchange Commission in December 2003.

13.  Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  Summarized quarterly data for fiscal 2004 and 2003 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2004:
Revenue under collaborative agreements	$6,689	$7,559	$13,423	$6,597
Loss from operations	(36,856)	(38,064)	(32,417)	(44,911)
Net loss	(37,273)	(39,427)	(34,056)	(46,401)
Basic and diluted net loss per share (1)	$(0.40)	$(0.42)	$(0.36)	$(0.49)

2003:
Revenue under collaborative agreements	$11,885	$17,384	$15,361	$41,022
Loss from operations	(30,052)	(36,421)	(40,424)	(16,943)
Net loss	(30,810)	(37,156)	(37,504)	(17,338)
Basic and diluted net loss per share (1)	$(0.34)	$(0.40)	$(0.40)	$(0.19)

(1)           Net loss per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.

Schedule II

AMYLIN PHARMACEUTICALS, INC
Schedule II: Valuation Accounts
(in thousands)

	Balance at	Additions
	beginning of period	Charged to expense	Charged to other		Deductions		Balance at end of period

Year ended December 31, 2004
Inventory Reserve	$3,337	3,218	—		3,455	(1)	$3,100

Year ended December 31, 2003
Inventory Reserve	$1,151	1,926	260	(2)	—		$3,337

Year ended December 31, 2002
Inventory Reserve	$99	1,052	—		—		$1,151

(1)   Deductions relate primarily to material used for development activities

(2)   Addition related to a physical inventory adjustment