Form 10-Q
period 2005-03-31
AMYLIN PHARMACEUTICALS INC
filed 2005-05-10
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2005
Common Stock, $.001 par value	104,240,742

AMYLIN PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$147,145	$60,583
Short-term investments	292,726	233,173
Receivables from collaborative partners	3,582	5,770
Inventories	16,052	15,676
Other current assets	12,544	9,156
Total current assets	472,049	324,358

Property and equipment, net	22,510	20,739

Patents and other assets, net	3,325	3,258
Debt issuance costs, net	8,960	9,445
	$506,844	$357,800

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,664	$37,651
Current portion of deferred revenue	9,286	4,286
Total current liabilities	43,950	41,937

Capital lease obligations and other liabilities, net of current portion	8,672	7,290

Deferred revenue, net of current portion	14,872	20,943

Convertible senior notes	375,000	375,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value, 200,000 shares authorized, 104,146 and 94,489 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	104	94
Additional paid-in capital	906,082	710,457
Accumulated deficit	(841,100)	(797,496)
Deferred compensation	—	(162)
Accumulated other comprehensive income	(736)	(263)
Total stockholders’ equity (deficit)	64,350	(87,370)
	$506,844	$357,800

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004

Revenue under collaborative agreements	$4,262	$6,689

Operating expenses:
Research and development	27,468	27,457
Selling, general and administrative	20,071	16,088
	47,539	43,545
Loss from operations	(43,277)	(36,856)

Interest and other income	2,351	847
Interest and other expense	(2,678)	(1,264)
Net loss	$(43,604)	$(37,273)

Net loss per share, basic and diluted	$(0.43)	$(0.40)

Shares used in computing net loss per share, basic and diluted	101,332	93,776

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004

Operating activities:
Net loss	$(43,604)	$(37,273)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,195	1,428
Other non-cash expenses	809	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	2,188	(4,713)
Inventories	(376)	(975)
Other current assets	(3,585)	(727)
Accounts payable and accrued liabilities	(2,987)	(6,650)
Deferred revenue	(1,071)	(1,071)
Other assets and liabilities, net	1,399	570
Net cash flows used for operating activities	(45,032)	(49,411)

Investing activities:
Purchases of short-term investments	(114,821)	(24,421)
Sales and maturities of short-term investments	54,992	36,724
Purchase of fixed assets, net	(3,493)	(1,667)
Increase in patents	(147)	(15)
Net cash flows provided by (used for) investing activities	(63,469)	10,621

Financing activities:
Issuance of common stock, net	195,067	2,514
Principal payments on capital leases and notes payable	(4)	(3)
Net cash flows provided by financing activities	195,063	2,511
Change in cash and cash equivalents	86,562	(36,279)

Cash and cash equivalents at beginning of period	60,583	76,615
Cash and cash equivalents at end of period	$147,145	$40,336

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of 3.9 million and 4.3 million for the three months ended March 31, 2005 and 2004, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.  In addition, common stock equivalents from shares underlying our convertible senior notes of 11.2 million and 5.8 million were excluded from the net loss per share for the quarters ended March 31, 2005 and 2004, respectively, because the effect would be antidilutive.  In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  These pro forma amounts may not be representative of the effects on reported net income (loss) for future periods due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings (loss) per common share were as follows (in thousands, except for net loss per share):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(43,604)	$(37,273)
Add: Stock-based employee compensation expense included in reported net loss	560	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,200	7,128
Pro forma net loss	$(51,244)	$(44,401)
Net loss per share:
Basic and diluted – as reported	$(0.43)	$(0.40)
Basic and diluted – pro forma	$(0.51)	$(0.47)

Consolidation

The consolidated financial statements include the accounts of Amylin and its wholly owned subsidiary, Amylin Europe Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (“FASB”) issued SFAS 123 (R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements.  The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123 (R) are effective for the Company beginning January 1, 2006.  The adoption of this standard is expected to increase operating expenses and the Company is currently evaluating the extent of this impact on its financial statements.

2.              SYMLIN® (pramlintide acetate) injection Approval

On March 16, 2005 the U.S. Food and Drug administration, or FDA, approved SYMLIN® (pramlintide acetate) injection to be used in conjunction with mealtime insulin to treat diabetes.  In the second quarter of 2005, the Company began commercial shipments of SYMLIN.

3.              Investments

The Company’s investments, consisting principally of debt securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

4.              Inventories

Inventories are stated at the lower of cost (FIFO) or market. Raw materials consists of pramlintide acetate and exenatide bulk drug material and finished goods consists of finished SYMLIN® (pramlintide acetate) injection drug product in vials for syringe administration and BYETTATM (exenatide) injection drug product in cartridges for pen administration.  BYETTATM is the new trademark for exenatide.

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$13,961	$14,052
Finished goods	5,191	4,724
Valuation reserve	(3,100)	(3,100)
	$16,052	$15,676

Upon the FDA’s approval of SYMLIN, the Company became committed to purchase pramlintide bulk drug material pursuant to an agreement with a former collaborative partner.  The price to be paid by the Company will be the original purchase price, plus a carrying cost equivalent to the current five-year U.S. Treasury note rate plus 3%.  The total price to be paid for this inventory is estimated to be approximately $10.5 million.  The final price will be dependent upon the date of purchase and the then current applicable interest rate.

The Company expects to receive and pay for this material in the second or third quarter of 2005.  Subject to receipt and confirmation that the material meets established specifications, the cost of the material will be recorded as inventory in the Company’s balance sheet.  While the Company believes that the material will meet specifications, the cost of any material that is determined to be out of specifications will be charged to operations as such material would not be qualified for production of saleable product.  However, the Company is not obligated to pay for material that does not meet specifications as a result of the former collaborative partner’s failure to properly store the material in accordance with the contract.

5.              Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, and are referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which issued in April 2004, and are referred to as the 2004 Notes.   Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes.  The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.5 million and $0.3 of amortization of such costs in the quarters ended March 31, 2005, and 2004, respectively.

6.              Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the three months ended March 31, 2005, and 2004, the comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2005	2004

Net loss	$(43,604)	$(37,273)
Other comprehensive gain:
Unrealized gain (loss) on investments:	(473)	222
Comprehensive loss	$(44,077)	$(37,051)

7.              Convertible Senior Notes

In June and July 2003, the Company issued the 2003 Notes, which have an aggregate principal amount of $175 million and are due June 30, 2008, in a private placement.  The 2003 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2003 Notes and of the common stock issuable upon conversion of the 2003 Notes.  The 2003 Notes bear interest at a rate of 2.25% per year, payable in cash semi-annually, and are convertible into a total of up to 5.4 million shares of common stock at a conversion price of approximately $32.55 per share, subject to customary adjustments such as stock dividends and other dilutive transactions.

The 2003 Notes are redeemable at the Company’s option in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date if the closing price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes.

In April 2004, the Company issued the 2004 Notes, which have an aggregate principal amount of $200 million, and are due April 15, 2011, in a private placement.  The 2004 Notes have been registered under the Securities Act to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.  The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions.  The Company may not redeem the 2004 Notes prior to maturity.

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

8.              Public Offering of Common Stock

On February 1, 2005, the Company completed a public offering of 9.2 million shares of its common stock at a price of $22.00 per share.  This transaction generated net proceeds of $190 million for the Company and was completed pursuant to a $300 million universal shelf registration statement initially filed with Securities and Exchange Commission in December 2003.

9.              Subsequent Events

On April 28, 2005, the FDA approved BYETTA as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or a sulfonylurea, two common oral diabetes medications.   Following the commercial launch of BYETTA in the United States, the Company will receive a $30 million milestone payment from Lilly.  The Company expects to receive this milestone in the second quarter of 2005, and will record this amount as revenue under collaborative agreements.  Additionally, upon approval, a $5 million milestone paid in December 2003 was earned and will be recognized as revenue under collaborative agreements in the second quarter of 2005.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report due to a number of factors, including risks that BYETTA and/or SYMLIN may not prove to be important therapeutic options or may be affected by unexpected new safety data or technical issues; risks that revenue from sales of BYETTA and/or SYMLIN may be limited by government and commercial reimbursement and pricing decisions, the pace of market acceptance, patient adherence to recommended dosing regimens, or that we may not successfully execute our commercialization plans; risks and uncertainties inherent in our dependence upon third parties, including our dependence upon Eli Lilly and Company to co-promote BYETTA and our dependence on third-parties in our supply chain; risks and uncertainties related to manufacturing and supply, including uncertainties in securing, obtaining regulatory approval of, and validating suppliers; risks inherent in managing our personnel and infrastructure growth; risks and uncertainties regarding the drug discovery and development process; risks and uncertainties regarding our ongoing and future clinical studies, including the timing of results; our ability to protect our intellectual property,  and our ability to raise additional capital.  Additional factors that could cause or contribute to such differences include, without limitation, those discussed in this report as well as those discussed in our SEC filings, including our Form 10-K for the year ended December 31, 2004, under the heading “Risk Factors Related To Our Business.” Amylin disclaims any responsibility to update forward-looking statements.

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of medicines for the treatment of diabetes, obesity and cardiovascular disease.   We have two approved products, BYETTATM (exenatide) injection, and SYMLIN® (pramlintide acetate) injection.

BYETTA is the first in a new class of compounds known as incretin mimetics.  On April 28, 2005, the United States Food and Drug Administration, or FDA approved BYETTA as adjunctive therapy in patients with type 2 diabetes who are not achieving adequate control on metformin and/or sulfonylurea, two common oral diabetes medicines.  In addition the FDA indicated that BYETTA is approvable as a stand-alone therapy (monotherapy) for patients with type 2 diabetes.  We intend to clarify with the FDA the specific requirements to obtain FDA approval of BYETTA as a monotherapy for patients with type 2 diabetes.  Any additional data submitted to support a monotherapy indication is expected to receive a six-month review.  We expect that BYETTA will be commercially available by June 1, 2005.

We have a global development and commercialization agreement with Lilly for exenatide, including BYETTA and any sustained release formulations of exenatide.  Our agreement with Lilly provides for equal sharing of operating profits in the United States.  Operating profits outside of the United States are split 80% to Lilly and 20% to us.

SYMLIN is the first in a new class of compounds called amylinomimetics and is a synthetic version of human amylin, a hormone co-secreted with insulin in normal physiology.  On March 16, 2005, the FDA approved SYMLIN to be used in conjunction with insulin to treat diabetes. SYMLIN is to be used at mealtime in patients with type 2 or type 1 diabetes who have failed to achieve desired glucose control despite optimal insulin therapy.  We began commercial shipments of SYMLIN in the second quarter of 2005.

Our pipeline includes a Phase 2 program for each of the therapeutic areas of diabetes, obesity and cardiovascular disease.  Additionally, we have two Phase 1 programs and maintain a discovery research program focused on peptide therapeutics.  We are actively seeking to in-license additional drug candidates.

In 2005 we are continuing to expand our organization to support the commercial launches of BYETTA and SYMLIN.  This expansion has required a significant investment in our commercial capabilities, including the recruitment of approximately 300-350 field personnel, including our field sales force, and medical affairs and managed care personnel, and increased medical education activities.  In addition, we anticipate expanding our business infrastructure in 2005 to support these activities.  We also intend to continue our investment in our research and development programs, as more fully described below under the heading “Research and Development Programs.”

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues to date have been derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements and co-promotion agreements with each of Lilly and Reliant Pharmaceuticals, Inc. We have not received any revenues from the sale of any of our drug candidates. We have been unprofitable since inception and expect to incur additional operating losses for at least the next few years.  At March 31, 2005, our accumulated deficit was approximately $841 million.

At March 31, 2005, we had approximately $440 million in cash, cash equivalents and short-term investments.  In February 2005 we completed a public offering of our common stock, generating net proceeds to us of approximately $190 million.  We do not expect to generate positive operating cash flows for at least the next few years and accordingly, we will need to raise additional funds from outside sources.  Refer to the discussion under the heading “Liquidity and Capital Resources” for further discussion regarding our anticipated future capital requirements.

Research and Development Programs

Our research and development efforts are focused on two approved medicines and five drug candidates for the treatment of diabetes, obesity and cardiovascular disease.

Our research and development expenses are comprised of salaries and benefits, costs paid to third-party contractors to perform research, conduct clinical trials, and develop and manufacture drug materials and delivery devices, and a portion of our facilities costs.  We charge direct internal and external program costs to the respective development programs.  We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2005	2004
BYETTA	$6.2	$10.7
SYMLIN	3.7	4.5
Phase 2 programs	7.6	3.6
Early stage programs and research	3.7	2.6
Unallocated	6.3	6.1
	$27.5	$27.5

BYETTA

On April 28, 2005, the FDA approved BYETTA as an adjunctive therapy in patients with type 2 diabetes who have not achieved adequate control on metformin and/or sulfonylurea.  Our 2005 development activities for BYETTA are planned to include the continuation of ongoing studies to support regulatory filings outside of the United States and the continuation of an ongoing study in patients who are currently not achieving target blood glucose concentrations using thiazolidinediones, or TZDs, another common oral therapy used to treat type 2 diabetes.

The timing of material net cash inflows from our BYETTA development program is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

SYMLIN

On March 16, 2005 the FDA approved SYMLIN to be used in conjunction with mealtime insulin to treat diabetes. Following commercial availability of SYMLIN, our planned 2005 development efforts will include the commencement of a controlled, open-label study to evaluate SYMLIN use in clinical practice in up to 2000 patients over two years.

The timing of material net cash inflows from SYMLIN is dependent upon market acceptance following its commercial launch in April 2005 and the other factors described in this report.

Phase 2 Programs

We currently have a Phase 2 program in each of the therapeutic areas of diabetes, obesity and cardiovascular disease.  In diabetes, we are studying exenatide LAR, a sustained-release formulation of BYETTA.  We recently initiated a Phase 2 multi-dose study of exenatide LAR, utilizing a once-a-week dosing regimen.  This study was initiated following the review of data from a Phase 2 single-dose study completed in early 2005.  We are developing exenatide LAR in collaboration with Lilly and Alkermes.  In obesity, we are studying AC137 (pramlintide acetate), the same compound contained in SYMLIN.  We submitted an IND to the FDA for AC137 in the second quarter of 2005 and following the review of data from a 16-week Phase 2 study completed in 2004, we are preparing to commence a Phase 2b dose-ranging study of AC137 in the second quarter of 2005.  In cardiovascular disease, we have a Phase 2 program for AC2592 (GLP-1) for the treatment of congestive heart failure.  We submitted an IND for AC2592 in the second half of 2004 and initiated a Phase 2 study in the fourth quarter of 2004.

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

Results of Operations

Three Months Ended March 31, 2005

Revenue Under Collaborative Agreements

Revenue under collaborative agreements for the quarter ended March 31, 2005 decreased to $4.3 million from $6.7 million for the same period in 2004.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly.   The $2.4 million decrease in revenue under collaborative agreements in the current quarter compared to the same period in 2004 primarily reflects a reduction in equalization payments resulting from lower BYETTA development expenses in the first quarter of 2005 as compared to the same period in 2004.

The following table summarizes the components of revenue under collaborative agreements for the three months ended March 31, 2005 and 2004 (in millions):

	Three months ended March 31,
	2005	2004
Amortization of up-front payments	$1.1	$1.1
Cost-sharing and co-promotion payments	3.2	5.6
	$4.3	$6.7

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize U.S. development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment.  We will also record, as revenue under collaborative agreements, amounts earned pursuant to our co-promotion agreement with Reliant Pharmaceuticals, LLC. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.  Following the commercial launch of BYETTA in the United States, we will receive a $30 million milestone payment from Lilly.  We expect to receive this milestone payment in the second quarter of 2005 and will record this amount as revenue under collaborative agreements.  Additionally, upon approval, a $5 million milestone paid in December 2003 was earned and will be recognized as revenue under collaborative agreements in the second quarter of 2005.

Operating Expenses

Our total operating expenses for the quarter ended March 31, 2005 increased to $47.5 million from $43.5 million for the same period in 2004.  Research and development expenses were $27.5 million for each of the quarters ended March 31, 2005 and 2004.  Selling, general and administrative expenses for the quarter ended March 31, 2005 increased to $20.1 million from $16.1 million for the same period in 2004.

Our research and development expenses of $27.5 million in the quarter ended March 31, 2005 compared to the same period in 2004 consists of reduced expenses of $4.5 million and $0.8 million for our BYETTA and SYMLIN development programs, respectively; increased development expenses of $4.0 million for our Phase 2 programs; and $1.1 million for our early stage programs and research activities.  The reduced expenditures for our later stage programs, BYETTA and SYMLIN, reflects the completion of activities supporting associated regulatory filings for these compounds.  The increase in our Phase 2 programs and our early stage programs and research functions reflects our continued investment in our pipeline programs for obesity, cardiovascular disease and diabetes.

We expect that our research and development expenses will increase slightly from current levels during the remainder of 2005.  This expected increase primarily reflects the continuation of development work to expand our knowledge of the clinical utility of BYETTA and SYMLIN, and the continued advancement of our Phase 2 programs.

The $4.0 million increase in selling, general and administrative expenses in the second quarter of 2005 compared to the same period in 2004 reflects our continued investment in our commercial and business infrastructure functions to support future product launches and increased facilities costs.  The expansion of our commercial organization includes increased pre-launch activities for BYETTA and SYMLIN and growth in our managed care and other commercialization functions.

We expect that our selling, general and administrative expenses will increase significantly from current levels during the remainder of 2005.  This ongoing increase primarily includes growth in our commercial organization including the recruitment of approximately 300 to 350 field personnel, expanded medical education activities to support full market launches of BYETTA and SYMLIN and further increases in our business infrastructure to support this planned growth.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments.  Interest and other income increased to $2.4 million for the quarter ended March 31, 2005 from $0.8 million for the same period in 2004.  The increase in 2005 reflects higher average cash balances available for investment and higher average interest rates as compared to 2004.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  Interest expense in the quarter ended March 31, 2005 consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs.  Interest and other expense was $2.7 million for the quarter ended March 31, 2005, compared to $1.3 million for the same period in 2004.  The increase in 2005, as compared to 2004 reflects higher average debt balances following our April 2004 issuance of $200 million of convertible senior notes.

Net Loss

The net loss for the quarter ended March 31, 2005 was $43.6 million compared to a net loss of $37.3 million for the same period in 2004.  The increase in the net loss reflects primarily the decrease in revenue under collaborative agreements, the increase in operating expenses, and the increase in interest and other expense, partially offset by the increase in interest and other income discussed above.

We expect to incur substantial operating losses for at least the next few years due to increased expenses associated with the commercialization of BYETTA and SYMLIN, and ongoing expenses associated with the continuation and potential expansion of our research and development programs for our ongoing Phase 2 development programs, including AC137, exenatide LAR and AC2592, and our earlier stage development programs, and related general and administrative support.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements.

At March 31, 2005, we had $439.9 million in cash, cash equivalents and short-term investments as compared to $293.8 million at December 31, 2004.   The increase principally reflects $190 million in net proceeds from a public offering of our common stock in February 2005, partially offset by cash used to fund our operations.

We expect our use of cash to fund our operating activities to increase from current levels during the remainder of 2005.  This expected increase principally reflects continuing investments to prepare us for the commercialization of BYETTA and SYMLIN, including the recruitment of 300 to 350 field personnel, expanded medical education activities to support two product launches and further increases to our business infrastructure.  Partially offsetting our increased expenditures will be cash received from product sales of BYETTA and SYMLIN.  In addition, following the commercial launch of BYETTA we will receive a $30 million milestone payment from Lilly, which we expect to receive in the second quarter of 2005.  We do not expect to generate positive operating cash flows for at least the next few years and our ability to do so will depend on many factors including the market acceptance of our products, costs to commercialize our products, costs associated with the continuation of our ongoing development programs, costs for related general and administrative support, and the other factors described in this report.

In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which currently allows us to sell up to $98 million of various securities in one or more offerings in the future.  The terms of any offering will be established at the time of sale.  The SEC declared this registration statement effective in February 2004.  In February 2005 we completed a public offering of 9.2 million shares of our common stock pursuant to this shelf registration, generating net proceeds to us of approximately $190 million.

We also have a loan facility available from Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for BYETTA.  At March 31, 2005, $47.5 million of this facility was available to us and there were no amounts outstanding. Upon regulatory approval of BYETTA on April 28, 2005, approximately $70 million of this facility is available to us.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.

At March 31, 2005, we had outstanding long-term debt of $375 million.  This amount includes $175 million aggregate principal amount of the 2.25% senior convertible notes due 2008, or the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at approximately $32.55 per share.  Under certain circumstances, the 2003 Notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued and unpaid interest.  The remainder of our long-term debt balance at March 31, 2005 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes due 2011, or the 2004 Notes.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

We used cash of $45.0 million and $49.4 million for our operating activities in the quarters ended March 31, 2005 and 2004, respectively.  Investing activities used $63.5 million and provided $10.6 million in the quarters ended March 31, 2005 and 2004, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, as well as purchases of fixed assets and increases in patents.  Financing activities provided $195.1 million and $2.5 million in the quarters ended March 31, 2005 and 2004, respectively.  These amounts consist of proceeds from the issuance of common stock, offset by payments on capital leases and notes payable

The following table summarizes our contractual obligations and maturity dates as of March 31, 2005  (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$—	$175,000	$200,000
Interest payments on long-term debt	46,282	8,938	17,875	11,969	7,500
Inventory purchase obligations	108,068	46,953	28,134	32,981	—
Capital lease obligations	24	14	10	—	—
Operating leases	65,302	4,834	17,429	16,600	26,439
Total (1)	$594,676	$60,739	$63,448	$236,550	$233,939

(1)          Excludes long-term obligation of $3.1 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

Our future capital requirements will depend on many factors, including: costs associated with the commercialization of BYETTA and SYMLIN and our ability to effectively market BYETTA and SYMLIN; costs associated with an increase in our infrastructure, including the increase in the number of our field personnel; our ability to receive milestone payments or obtain access to loan amounts pursuant to our collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements, outside of the United States, if any, for SYMLIN; our ability to progress with our Phase 2 programs and other ongoing and new clinical and preclinical trials; progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; changes in or new collaborative relationships; costs of manufacturing, including costs associated with obtaining and validating additional manufacturers of our products and scale-up costs for our drug candidates; the costs of potential licenses or acquisitions; and the need to repay existing indebtedness.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  The fair value of our 2.25% and 2.5% senior convertible notes at March 31, 2005 was $159.9 million and $175.8 million, respectively.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.     Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Vice President, Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2005.

Our management does not expect that our disclosure control and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the company have been detected.  While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting.

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

10.43

Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC. * (filed as Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference)

10.45

Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC. * (filed as Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference)

10.46

Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements (filed as Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference)

10.47	Description of Registrant’s Executive Cash Bonus Plan (filed on Form 8-K dated February 15, 2005 and incorporated herein by reference)

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 10, 2005	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)