Form 10-Q
period 2005-06-30
AMYLIN PHARMACEUTICALS INC
filed 2005-08-08
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, $.001 par value	104,484,995

AMYLIN PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$64,966	$60,583
Short-term investments	336,026	233,173
Accounts receivable, net	10,530	—
Receivables from collaborative partners	257	5,770
Inventories, net	23,430	15,676
Other current assets	15,695	9,156
Total current assets	450,904	324,358

Property and equipment, net	24,859	20,739

Patents and other assets, net	3,106	3,258
Debt issuance costs, net	8,475	9,445
	$487,344	$357,800

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$46,162	$37,651
Current portion of deferred revenue	4,286	4,286
Total current liabilities	50,448	41,937

Other liabilities, net of current portion	9,132	7,290

Deferred revenue, net of current portion	13,800	20,943

Convertible senior notes	375,000	375,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value, 200,000 shares authorized, 104,335 and 94,489 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	104	94
Additional paid-in capital	906,892	710,457
Accumulated deficit	(867,694)	(797,496)
Deferred compensation	—	(162)
Accumulated other comprehensive loss	(338)	(263)
Total stockholders’ equity (deficit)	38,964	(87,370)
	$487,344	$357,800

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,
	2005	2004

Revenues:
Net product sales	$8,652	$—
Revenue under collaborative agreements	38,114	7,559
Total revenues	46,766	7,559

Costs and expenses:
Cost of goods sold	1,522	—
Research and development	26,661	29,932
Selling, general and administrative	42,315	15,691
Collaborative profit sharing	2,866	—
Total costs and expenses	73,364	45,623

Operating loss	(26,598)	(38,064)

Interest and other income	2,764	1,147
Interest and other expense	(2,760)	(2,510)
Net loss	$(26,594)	$(39,427)

Net loss per share, basic and diluted	$(0.26)	$(0.42)

Shares used in computing net loss per share, basic and diluted	104,100	93,889

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Six months ended June 30,
	2005	2004

Revenues:
Net product sales	$8,652	$—
Revenue under collaborative agreements	42,376	14,248
Total revenues	51,028	14,248

Costs and expenses:
Cost of goods sold	1,522	—
Research and development	54,129	57,389
Selling, general and administrative	62,386	31,779
Collaborative profit sharing	2,866	—
Total costs and expenses	120,903	89,168

Operating loss	(69,875)	(74,920)

Interest and other income	5,115	1,994
Interest and other expense	(5,438)	(3,774)
Net loss	$(70,198)	$(76,700)

Net loss per share, basic and diluted	$(0.68)	$(0.82)

Shares used in computing net loss per share, basic and diluted	102,790	93,864

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004

Operating activities:
Net loss	$(70,198)	$(76,700)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,486	3,131
Other non-cash expenses	961	61
Changes in operating assets and liabilities:
Accounts receivable, net	(10,530)	—
Receivables from collaborative partners	5,513	(3,850)
Inventories, net	(7,754)	(1,704)
Other current assets	(6,707)	(690)
Accounts payable and accrued liabilities	8,511	(7,020)
Deferred revenue	(7,143)	(1,947)
Other assets and liabilities, net	1,905	586
Net cash flows used for operating activities	(80,956)	(88,133)

Investing activities:
Purchases of short-term investments	(248,348)	(175,638)
Sales and maturities of short-term investments	145,588	80,939
Purchase of fixed assets, net	(7,563)	(7,546)
Increase in patents	(319)	(61)
Net cash flows used for investing activities	(110,642)	(102,306)

Financing activities:
Issuance of convertible debt, net	—	193,642
Issuance of common stock, net	195,988	3,498
Principal payments on capital leases	(7)	(6)
Net cash flows provided by financing activities	195,981	197,134

Increase in cash and cash equivalents	4,383	6,695

Cash and cash equivalents at beginning of period	60,583	76,615
Cash and cash equivalents at end of period	$64,966	$83,310

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005, and June 30, 2004, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition

Net Product Sales

The Company sells BYETTATM (exenatide) injection and SYMLIN® (pramlintide acetate) injection to wholesale distributors, who, in turn, sell to retail pharmacies and government entities.  Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations.  The Company records allowances for discounts, distribution fees, and product returns at the time of sale and reports product sales net of such allowances.  The Company must make significant judgments in determining these allowances.  If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all BYETTA product sales for sales in the United States.  The Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers.

Revenue Under Collaborative Agreements

Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments. Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of 3.1 million and 3.5 million for the three and six months ended June 30, 2005, respectively, and common stock equivalents of 5.2 million and 5.3 million for the three and six months ended June 30, 2004, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.  Common stock equivalents from shares underlying our convertible senior notes of 11.2 million for the three and six months ended June 30, 2005, and June 30, 2004, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive.  In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

As required under Statement of Financial Accounting Standards, or SFAS, No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(26,594)	$(39,427)	$(70,198)	$(76,700)
Add: Stock-based employee compensation expense included in reported net loss	—	—	311	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,535	8,450	18,356	15,497
Pro forma net loss	$(36,129)	$(47,877)	$(88,243)	$(92,197)
Net loss per share:
Basic and diluted – as reported	$(0.26)	$(0.42)	$(0.68)	$(0.82)
Basic and diluted – pro forma	$(0.35)	$(0.51)	$(0.86)	$(0.98)

Consolidation

The consolidated financial statements include the accounts of Amylin and its wholly owned subsidiary, Amylin Europe Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (“FASB”) issued SFAS 123 (R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements.  The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.  SFAS 123 (R) permits companies to adopt the new requirements using one of two methods:

1.                         A “modified prospective” method in which cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of Statement No. 123(R) and (b) based on the requirements of Statement No. 123 for all awards granted to employees before the effective date that remain unvested as of the effective date; or

2.                         A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The requirements of SFAS 123 (R) are effective for the Company beginning January 1, 2006.  The adoption of this standard is expected to increase operating expenses and the Company is currently evaluating the extent of this impact on its financial statements and which method it will use to adopt the requirements of SFAS 123 (R).

2.              Investments

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

3.              Inventories

Inventories are stated at the lower of cost (FIFO) or market. Raw materials consists of pramlintide acetate and exenatide bulk drug material, work-in-process primarily consists of in process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$20,763	$14,052
Work-in-process	4,173	4,724
Finished goods	1,594	—
Valuation reserve	(3,100)	(3,100)
	$23,430	$15,676

4.              Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, and are referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which were issued in April 2004, and are referred to as the 2004 Notes.  Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes.  The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.5 million and $0.5 million of amortization in the three months ended June 30, 2005, and June 30, 2004, respectively and $1.0 million and $0.7 million of amortization in the six months ended June 30, 2005, and June 30, 2004, respectively.

5.              Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the six months ended June 30, 2005, and 2004, the comprehensive loss consisted of (in thousands):

	Six months ended June 30,
	2005	2004
Net loss	$(70,198)	$(76,700)
Other comprehensive loss:
Unrealized loss on investments:	(75)	(744)
Comprehensive loss	$(70,273)	$(77,444)

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

7.              Public Offering of Common Stock

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here.  Factors that could cause or contribute to differences in our actual results include those discussed under the caption “Cautionary Factors That May Affect Future Results,” as well as those discussed elsewhere in this quarterly report on Form 10-Q.  You should consider carefully those cautionary factors, together with all of the other information included in this quarterly report on Form 10-Q.  Each of the cautionary factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.  There may be additional risks that we don’t presently know of or that we currently believe are immaterial which could also impair our business and financial position. We do not undertake and obligation to update the forward-looking information contained in this Form 10-Q.

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of innovative medicines to improve the lives of people with diabetes, obesity and cardiovascular disease.  We have two approved products, BYETTATM (exenatide) injection, and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics.  We began selling BYETTA in the United States in June 2005 after receiving approval from the FDA in April 2005 to market BYETTA as adjunctive therapy to improve glycemic control in patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but have not achieved adequate glycemic control.

We have a global development and commercialization agreement for exenatide, including BYETTA and any sustained-release formulations of BYETTA, including exenatide LAR, with Lilly.  Under the terms of the agreement, operating profits in the United States are shared equally and operating profits outside of the United States are split 80% to Lilly and 20% to us.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  We began selling SYMLIN in the United States in April 2005 after receiving approval from the FDA in March 2005 to market SYMLIN as adjunctive therapy to mealtime insulin to treat diabetes.

We have a fully staffed field force of approximately 400 people dedicated to marketing BYETTA and SYMLIN in the United States.  Lilly is also co-promoting BYETTA in the United States utilizing one of its existing sales forces.  In addition to our sales force, our field force includes a managed care organization actively working with managed care and government payor groups for reimbursement of BYETTA and SYMLIN and a medical science organization supporting broad medical education programs for both products.  Lilly has primary responsibility for developing and commercializing BYETTA, including any sustained release formulations of BYETTA, outside of the United States.

In addition to our marketed products we have a pipeline including a Phase 2 program for each of the therapeutic areas of diabetes, obesity and cardiovascular disease.  Additionally, we have an early stage program and maintain a discovery research program focused on peptide therapeutics and are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues prior to May 2005 have been derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and co-promotion agreements with each of Lilly and Reliant Pharmaceuticals, Inc.  During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  We have been unprofitable since inception and may incur additional operating losses for at least the next few years.  At June 30, 2005, our accumulated deficit was approximately $868 million.

At June 30, 2005, we had approximately $401 million in cash, cash equivalents and short-term investments.  In February 2005 we completed a public offering of our common stock, generating net proceeds to us of approximately $190 million.  We do not expect to generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources.  Refer to the discussions under the headings “Liquidity and Capital Resources” and “Cautionary Factors That May Affect Future Results” for further discussion regarding our anticipated future capital requirements.

Research and Development Programs

Our research and development efforts are focused on two approved medicines and four drug candidates for the treatment of diabetes, obesity or cardiovascular disease.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
BYETTA	$4.7	$11.3	$10.8	$22.0
SYMLIN	4.2	3.4	7.9	7.9
Phase 2 programs	6.5	5.2	14.1	8.8
Early stage programs and research	4.8	3.2	8.5	5.8
Unallocated	6.5	6.8	12.8	12.9
	$26.7	$29.9	$54.1	$57.4

BYETTA

On April 28, 2005, the FDA approved BYETTA as adjunctive therapy in patients with type 2 diabetes who have not achieved adequate control on metformin and/or sulfonylurea, two common oral therapies.  Our planned 2005 development activities for BYETTA include the continuation of ongoing studies, including those to support regulatory filings outside of the United States and an ongoing study in patients who are currently not achieving target blood glucose concentrations using thiazolidinediones, or TZDs, another common oral therapy used to treat type 2 diabetes.

The timing of material net cash inflows from our BYETTA development program is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

SYMLIN

On March 16, 2005, the FDA approved SYMLIN to be used in conjunction with mealtime insulin to treat diabetes. Our planned 2005 development efforts include the commencement of a controlled, open-label study to evaluate SYMLIN use in clinical practice in approximately 1,200 patients over two years and the re-initiation of the development of SYMLIN in a disposable pen injection system.

The timing of material net cash inflows from SYMLIN is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

Phase 2 Programs

We currently have a Phase 2 program in each of the therapeutic areas of diabetes, obesity and cardiovascular disease.  In diabetes, we are studying exenatide LAR, a sustained-release formulation of BYETTA.  We are conducting a Phase 2 multi-dose study of exenatide LAR, utilizing a once-a-week dosing regimen, which is fully enrolled.  This study was initiated following the review of data from a Phase 2 single-dose study completed in early 2005.  We are developing exenatide LAR in collaboration with Lilly and Alkermes.  In obesity, we are studying AC137 (pramlintide acetate), the same compound contained in SYMLIN.  We submitted an IND to the FDA for AC137 in the second quarter of 2005 and following the review of data from a 16-week Phase 2 study completed in 2004, we commenced a 400-patient Phase 2 dose-ranging study of AC137 in the second quarter of 2005, which is fully enrolled.  In cardiovascular disease, we have a Phase 2 program for AC2592 (GLP-1) for the treatment of congestive heart failure.  We submitted an IND for AC2592 in the second half of 2004 and initiated a Phase 2 study in the fourth quarter of 2004.

Early-stage Programs and Research

In addition to our late stage development programs in diabetes and our Phase 2 programs in diabetes, obesity and cardiovascular disease, we also have a research and Phase 1 program studying AC162352 (PYY 3-36) for potential utility as a treatment for obesity.  In the second quarter of 2005, we terminated our collaboration agreement with Sanofi-Aventis for AC3056, a compound we had in a Phase 1 program for cardiovascular disease, and all rights to that compound reverted to Sanofi-Aventis.  We also maintain a discovery research program focused on peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition.  We base our estimates on industry averages, the experience of our collaborative partner, historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount of net product sales recognized and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from our estimates.

Revenue Recognition

We recognize revenue from the sale of our products, license fees and milestones earned and for reimbursement of development costs based on contractual arrangements.

We sell our products to wholesale distributors, who in turn, sell to retail pharmacies and government entities.  Decisions made by these wholesalers and their customers regarding the level of inventories they hold, and thus the amount of product they purchase, can materially affect the level of our product sales in any particular period.

We recognize revenue from the sale of our products when delivery has occurred and title has transferred to our wholesale customers.  We recognize revenue net of allowances for discounts, distributor fees and product returns at the time of sale.  We are required to make significant judgments and estimates in determining these allowances.  If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

We do not offer our customers a general right of return.  However, we will accept returns of products that are damaged or defective when received by the customer or for any unopened product during the period beginning six months prior to and up to 12 months subsequent to its expiration date.  As BYETTA and SYMLIN are new products, we estimate product returns based on industry trends for other products with similar characteristics.  Additionally, we consider several other factors in our estimation process including our internal sales forecasts, the expiration dates of product being shipped and third party data to assist us in monitoring estimated channel inventory levels and prescription trends.

Allowances for product discounts arise from chargebacks and rebates, which currently include mandated discounts to government entities, and discounts for prescription vouchers.  Over time, allowances for product discounts will include discounts under contractual pricing arrangements we plan to enter into with additional third party payors.  Chargebacks are discounts that occur when a contracted customer purchases directly from an intermediary wholesale purchaser.  The contracted customer generally purchases the product at its contracted price, plus a mark-up from the wholesaler.  The wholesaler, in-turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer.  The allowance for chargebacks is based on expected utilization of these programs and estimated wholesaler inventory levels.  Rebates are amounts owed based on definitive contractual agreements or legal requirements with private sector and public sector (e.g. Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant.  The allowance for rebates is based on expected patient usage and contractual terms.  Prescription voucher discounts are amounts owed to pharmacies for redemption of vouchers for a free prescription.  We provide prescription vouchers to physicians, who in turn distribute these vouchers to patients.  Patients may redeem the voucher at a pharmacy for a free prescription.  We reimburse the pharmacy for the price it paid the wholesaler for the medicine.  The allowance for prescription voucher discounts is based upon the number of unredeemed vouchers in circulation and the expected utilization rate.

Results of Operations

Three Months Ended June 30, 2005

 Net Product Sales

Net product sales for the quarter ended June 30, 2005, were $8.7 million and primarily consist of initial stocking shipments to wholesale customers of BYETTA and SYMLIN, less distribution service fees and allowances for product discounts and returns.

Revenue Under Collaborative Agreements

Revenue under collaborative agreements for the quarter ended June 30, 2005, increased to $38.1 million from $7.6 million for the same period in 2004.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly.  During the second quarter of 2005, we terminated our agreement to co-promote Reliant Pharmaceuticals Inc.’s cardiovascular products.  The $30.5 million increase in revenue under collaborative agreements in the current quarter compared to the same period in 2004 primarily reflects an increase in milestone revenue due to $35 million in milestones earned associated with the regulatory approval and commercial launch of BYETTA in the United States, of which $30 million was paid in the second quarter of 2005 and $5 million was paid in the fourth quarter of 2003.  Partially offsetting the increase in milestone revenue was a reduction in cost-sharing payments resulting from lower BYETTA development expenses in the second quarter of 2005 as compared to the same period in 2004.

The following table summarizes the components of revenue under collaborative agreements for the three months ended June 30, 2005 and 2004 (in millions):

	Three months ended June 30,
	2005	2004
Amortization of up-front payments	$1.1	$1.1
Milestone payments	35.0	—
Cost-sharing and co-promotion payments	2.0	6.5
	$38.1	$7.6

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize U.S. development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment.  The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments are subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2005, was $1.5 million and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN.  There was no cost of goods sold for the quarter ended June 30, 2004, as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005.  Prior to regulatory approval of BYETTA and SYMLIN, certain indirect costs associated with the qualification of our inventory for commercial sale were expensed and recorded as research and development expenses. Beginning in the second quarter of 2005, we began including these costs in inventory and cost of goods sold.

Research and Development Expenses

Research and development expenses decreased to $26.7 million for the quarter ended June 30, 2005, from $29.9 million for the same period in 2004.  The $3.2 million reduction reflects reduced expenditures of $6.9 million for BYETTA and our unallocated research and development expenses, partially offset by an increase of $3.7 million, for our research activities, Phase 2 development programs and SYMLIN development activities.  The reduction in BYETTA development expenses reflects the completion of activities required to support regulatory approval in the United States.  The increase in expenses for our Phase 2 programs reflects costs associated with ongoing clinical trials for our Phase 2 programs in diabetes, obesity and cardiovascular disease.  The increase in our research activities reflects our continued investment in our early stage research programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $42.3 million for the quarter ended June 30, 2005, from $15.7 million for the same period in 2004. This increase primarily reflects costs associated with the commercial launches of BYETTA and SYMLIN during the second quarter of 2005.  These costs include the addition of approximately 300 personnel to our field force, costs associated with increased medical education activities for BYETTA and SYMLIN and increases in our business infrastructure.  We and Lilly are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses and accordingly our selling, general and administrative expenses will reflect our 50% share of these costs in the United States.

We expect that our selling, general and administrative expenses will continue to increase from current levels during the remainder of 2005 but at a slower rate than we experienced in the second quarter of 2005.  This expected increase relates primarily to increased costs for our fully staff field force, the majority of which was added during the second quarter of 2005 and is not fully reflected in selling general and administrative expenses for that period.

Collaborative Profit Sharing

Collaborative profit sharing was $2.9 million in the quarter ended June 30, 2005, and consists of amounts due to Lilly for its share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments.  Interest and other income increased to $2.8 million for the quarter ended June 30, 2005, from $1.1 million for the same period in 2004.  The increase in 2005 reflects higher average cash balances available for investment and higher average interest rates as compared to 2004.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  Interest expense in the quarter ended June 30, 2005, consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs.  Interest and other expense was $2.8 million for the quarter ended June 30, 2005, compared to $2.5 million for the same period in 2004

Net Loss

Our net loss for the quarter ended June 30, 2005, was $26.6 million compared to a net loss of $39.4 million for the same period in 2004.  The decrease in the net loss primarily reflects the increased revenue under collaborative agreements and the addition of product revenues partially offset by the increases in operating costs and expenses discussed above.

We may incur substantial operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN.  We also expect increased expenses associated with the commercialization of BYETTA and SYMLIN, as well as ongoing expenses associated with the continuation and potential expansion of our research and development programs, including our ongoing Phase 2 programs and our earlier stage development programs, and related general and administrative support that may impact our ability to reach profitability in the future.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Six Months Ended June 30, 2005

Net Product Sales

Net product sales for the six months ended June 30, 2005, were $8.7 million and primarily consist of initial stocking shipments to wholesale customers of BYETTA and SYMLIN less distribution service fees and allowances for product discounts and returns.

Revenue Under Collaborative Agreements

Revenue under collaborative agreements for the six months ended June 30, 2005, increased to $42.4 million from $14.2 million for the same period in 2004.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $28.2 million increase in revenue under collaborative agreements in the six months ended June 30, 2005, is due to the same factors that influenced the increase in the second quarter discussed above.

The following table summarizes the components of revenue under collaborative agreements for the six months ended June 30, 2005, and 2004 (in millions):

	Six months ended June 30,
	2005	2004
Amortization of up-front payments	$2.1	$2.1
Milestone payments	35.0	—
Cost-sharing and co-promotion payments	5.3	12.1
	$42.4	$14.2

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2005, was $1.5 million and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN.  There was no cost of goods sold for the six months ended June 30, 2004, as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005. Prior to regulatory approval of BYETTA and SYMLIN, certain indirect costs associated with the qualification of our inventory for commercial sale were expensed and recorded as research and development expenses. Beginning in the second quarter of 2005, we began including these costs in inventory and cost of goods sold.

Research and Development Expenses

Our research and development expenses decreased to $54.1 million for the six months ended June 30, 2005, from $57.4 million for the same period in 2004.  The decrease is due to the same factors that influenced the decrease in the second quarter discussed above, and primarily reflects reduced BYETTA development expenses following the completion of activities to support its regulatory filing in the United States, partially offset by growth in our research capabilities and increased clinical development costs for our Phase 2 programs in diabetes, obesity and cardiovascular disease.

Selling General and Administrative Expenses

Our selling, general and administrative expenses increased to $62.4 million in the six months ended June 30, 2005, from $31.8 million for the same period in 2004.  The increase is due to the same factors that influenced the increase in the second quarter discussed above, and primarily reflects growth in our commercial organization and increased business infrastructure required for the commercial launches of BYETTA and SYMLIN in the second quarter of 2005.

Collaborative Profit Sharing

Collaborative profit sharing was $2.9 million in the six months ended June 30, 2005, and consists of amounts due to Lilly for its share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments.  Interest and other income increased to $5.1 million for the six months ended June 30, 2005, from $2.0 million for the same period in 2004.  The increase in 2005 reflects higher average cash balances available for investment and higher average interest rates as compared to 2004.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  Interest expense in the six months ended June 30, 2005, consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs.  Interest and other expense was $5.4 million for the six months ended June 30, 2005, compared to $3.8 million for the same period in 2004.  The increase in 2005, as compared to 2004 reflects higher average debt balances following our April 2004 issuance of $200 million of convertible senior notes.

Net Loss

Our net loss for the six months ended June 30, 2005, was $70.2 million compared to a net loss of $76.7 million for the same period in 2004.  The decrease in the net loss primarily reflects the increased revenue under collaborative agreements and the addition of product revenues partially offset by the increases in operating costs and expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common stock and preferred stock, debt financings, payments received pursuant to our BYETTA collaboration with Lilly, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and as of the second quarter of 2005 through sales of BYETTA and SYMLIN.

At June 30, 2005, we had $401 million in cash, cash equivalents and short-term investments as compared to $293.8 million at December 31, 2004.  The increase principally reflects $190 million in net proceeds from a public offering of our common stock in February 2005, partially offset by cash used to fund our operations.

We used cash of $81.0 million and $88.1 million for our operating activities in the six months ended June 30, 2005, and 2004, respectively.  Our use of cash for operating activities in the six months ended June 30, 2005, includes the receipt of a $30 million milestone payment from Lilly in the second quarter of 2005.  We did not receive any milestone payments from Lilly in the six months ended June 30, 2004.  Investing activities used $110.6 million and $102.3 million in the six months ended June 30, 2005, and 2004, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, as well as purchases of fixed assets and increases in patents.  Financing activities provided $196.0 million and $197.1 million in the six months ended June 30, 2005, and 2004, respectively.  These amounts primarily consist of proceeds from the issuance of common stock and convertible senior notes.

We expect our use of cash to fund our operating activities to increase from current levels during the remainder of 2005.  The rate of this increase will be dependent upon the amount of product sales we achieve and also reflects increased costs associated with the recent expansion of our commercial capabilities to support the commercial launches of BYETTA and SYMLIN, due primarily to the increase in our field force to approximately 400 people, the majority of which was added during the second quarter of 2005.  Additionally, the receipt of a $30 million milestone payment from Lilly positively affected our use of cash for operating activities for the six months ended June 30, 2005.

We may not generate positive operating cash flows for the next few years and our ability to do so will depend on many factors including the market acceptance of BYETTA and SYMLIN, costs to commercialize BYETTA and SYMLIN, costs associated with the continuation of our ongoing development programs, costs for related general and administrative support, and the other factors described in this report, including those discussed under the heading “Cautionary Factors That May Affect Future Results.”

In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which the SEC declared effective in February 2004.  In February 2005 we completed a public offering of 9.2 million shares of our common stock pursuant to this shelf registration generating net proceeds to us of approximately $190 million. The registration statement currently allows us to sell up to $98 million of various securities in one or more offerings in the future.  The terms of any offering will be established at the time of sale.

We also have a loan facility available from Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for BYETTA.  As of June 30, 2005, $72.5 million of this facility was available to us and there were no amounts outstanding.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.  Additionally, any loans under this facility must be executed prior to May 26, 2006, the first anniversary of BYETTA product launch in the United States, at which point 50% of any outstanding loan amounts become due.

At June 30, 2005, we had outstanding long-term debt of $375 million.  This amount includes $175 million aggregate principal amount of the 2.25% senior convertible notes due 2008, or the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at approximately $32.55 per share.  Under certain circumstances, the 2003 Notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued and unpaid interest.  The remainder of our long-term debt balance at June 30, 2005 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes due 2011, or the 2004 Notes.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2005  (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$175,000	$—	$200,000
Interest payments on long-term debt	41,813	8,938	17,875	10,000	5,000
Inventory purchase obligations (1)	158,888	69,276	56,631	32,981	—
Capital lease obligations	21	14	7	—	—
Operating leases	74,654	7,679	20,403	16,935	29,637
Total (2)	$650,376	$85,907	$269,916	$59,916	$234,637

(1)          Includes $101 million of outstanding purchase orders, cancelable by the Company upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)          Excludes long-term obligation of $3.8 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the historical information herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed elsewhere throughout this quarterly report on Form 10-Q. You should consider carefully the following cautionary factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of these cautionary factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

We have a history of operating losses, anticipate future losses, and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of approximately $70.2 million for the six months ended June 30, 2005, $157.2 million in 2004 and $122.8 million in 2003. As of June 30, 2005, we had an accumulated deficit of approximately $868 million. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. While we recently received FDA approval for the marketing of BYETTA and SYMLIN, we may not succeed in commercializing these drugs, or any other drug candidate. We may incur substantial operating losses for at least the next few years, and we expect that our losses may increase as we continue to expand our commercial function in the immediate future for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. To achieve profitable operations, we, alone or with others, must successfully commercialize BYETTA and SYMLIN and develop, manufacture, obtain required regulatory approvals and commercialize our drug candidates. If we become profitable, we may not remain profitable.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

We must continue to find sources of capital in order to successfully commercialize BYETTA and SYMLIN and to complete the development and commercialization of our drug candidates. Our future capital requirements will depend on many factors, including:

•                  the costs of marketing and selling BYETTA and SYMLIN;

•                  our ability, and the ability of any partner, to effectively market, sell and distribute BYETTA and SYMLIN;

•                  the costs of manufacturing BYETTA, SYMLIN and our drug candidates;

•                  the continuation of our collaboration with Lilly for the commercialization of BYETTA and the further development of sustained-release formulations of BYETTA, including exenatide LAR;

•                  our ability to meet milestone objectives under our collaboration with Lilly;

•                  our access to loan amounts under our collaboration with Lilly;

•                  progress with our preclinical studies and clinical trials;

•                  the time and costs involved in obtaining regulatory approvals for the marketing of any of our drug candidates;

•                  scientific progress in our other research programs and the magnitude of these programs;

•                  our ability to establish one or more marketing, distribution or other commercialization arrangements for SYMLIN or our drug candidates;

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

In the event we are unable to obtain additional financing on acceptable terms, we may have to delay, scale back or eliminate one or more of our development or commercialization programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our drug candidates or technologies that we would not otherwise relinquish.

Contingent on certain events, Lilly will allow us to borrow up to $110 million under a loan agreement in order to fund a portion of our development and commercialization costs for BYETTA. With the FDA approval of BYETTA, $72.5 million of this facility is now available to us.  If we incur any debt under the Lilly loan agreement, it will be secured debt and will become due beginning May 26, 2006, the first anniversary of the initial commercial launch of BYETTA.

We began selling, marketing and distributing our first products, BYETTA and SYMLIN, in 2005 and we will depend heavily on the success of those products in the marketplace.

Prior to approval of SYMLIN and BYETTA, we never sold our own products.  Our ability to generate product revenue in the foreseeable future will depend solely on the commercialization of these products.  The successful commercialization of BYETTA and SYMLIN will depend on many factors, including the following:

•                  acceptance of these first-in-class medicines by the medical community, by patients receiving therapy and by third party payors;

•                  a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•                  supplying sufficient quantities of the products to meet demand;

•                  successfully building and sustaining manufacturing capacity to meet future demand;

•                  the competitive landscape for approved and developing therapies that will compete with our products; and

•                  our ability to expand the indications for which we can market our products.

If we encounter safety issues with BYETTA or SYMLIN or any other drugs we market or fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could cause us to discontinue marketing those drugs, reduce our revenues and harm our ability to generate future revenues, which would negatively impact our financial position.

BYETTA and SYMLIN, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise following any regulatory approval.  With the use of any of our marketed drugs by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time, does the drug become suspect as having a causal relationship to the adverse event.  Any safety issues could cause us to suspend or cease marketing of our approved drug candidates, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues and our financial condition.

Moreover, the marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. Manufacturing facilities that manufacture drug products for the U.S. market are subject to biennial inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

The manufacturers of our products and drug candidates also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. In the future, our manufacturers may incur significant costs to comply with those laws and regulations, which could increase our manufacturing costs and reduce our ability to operate profitably.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval. With respect to BYETTA, SYMLIN, or any other potential drug candidates, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

The continuing efforts of government, private health insurers, and other third-party payors to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity. In the United States, we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products.

Significant uncertainty exists as to the reimbursement status of newly approved health care products such as SYMLIN and BYETTA. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for BYETTA and/or SYMLIN or any other products we discover and develop. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

We do not manufacture our own drug candidates and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins.

The manufacturing of sufficient quantities of new and/or approved drug candidates is a time-consuming and complex process. We have no manufacturing capabilities. In order to continue to develop our drug candidates, apply for regulatory approvals and successfully commercialize our products, including BYETTA and SYMLIN, we need to contract or otherwise arrange for the necessary manufacturing.

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us. If we are not able to arrange for and maintain third-party manufacturing on commercially reasonable terms, or we lose one of our sole source suppliers used for some components of our manufacturing processes for our products or drug candidates, we may not be able to complete development of our drug candidates or market them or our approved products on a timely basis, if at all.

Reliance on third-party manufacturers limits our control regarding certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including, but not limited to, risks to our ability to commercialize our products or conduct clinical trials, risks of reliance on the third-party for regulatory compliance and quality assurance, third-party refusal to supply on a long-term basis, the possibility of breach of the manufacturing agreement by the third-party and the possibility of termination or non-renewal of the agreement by the third-party, based on its business priorities, at a time that is costly or inconvenient for us. If any of these risks occur, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials.

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to timely deliver sufficient quantities of BYETTA or SYMLIN, our ability to successfully commercialize and bring these drug candidates to market will be diminished.  Likewise, if any of our existing or future manufacturers cease to manufacture or are otherwise unable to timely deliver sufficient quantities of BYETTA, SYMLIN, exenatide LAR or our other drug candidates, in either bulk or dosage form, or other product components, including pens for the delivery of these products, we may need to engage additional manufacturers, so that we will be able to continue our development and commercialization efforts for these drug candidates. The cost and time to establish these new manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales and harm our reputation in the medical and patient communities.

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of BYETTA in cartridges. We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges. We have long-term agreements with Bachem and UCB S.A. for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN and used in our AC137 development program. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials.  Now that SYMLIN has been approved by the FDA, Baxter will need to be approved by the FDA to manufacture this drug.  Until Baxter receives this approval, however, we do not have an approved manufacturer established for the commercialization of SYMLIN.  We believe we have sufficient dosage form inventory of SYMLIN to launch and supply our needs until we have obtained FDA approval of Baxter as a manufacturer of SYMLIN, a process which is expected to take up to six months after approval of SYMLIN.  We have a long-term agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production.  While we believe we have sufficient vial inventory of SYMLIN to launch and supply our needs until we have obtained FDA approval of Baxter, if there are delays in obtaining Baxter’s approval, we may not have sufficient inventory to satisfy potential demand for SYMLIN, in which case we may have to curtail our SYMLIN sales efforts.  We have not produced SYMLIN or BYETTA for commercial use for a sustained period of time.  As such, we may encounter additional unforeseeable risks as we develop familiarity and experience with regard to manufacturing our products.  While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, Sanofi-Aventis, Lilly, GlaxoSmithKline, Merck & Co., Novartis, Novo Nordisk, Pfizer and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, cardiovascular disease and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Furthermore, now that we have received FDA approval for BYETTA and SYMLIN, we may also be competing against other companies with respect to our manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our initial target patient population for BYETTA is people with diabetes who have not achieved adequate glycemic control using metformin or a sulfonylurea, two common oral therapies. Our target population for SYMLIN is people with diabetes whose therapy includes multiple mealtime insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various products are available to treat type 2 diabetes, including:

•                       sulfonylureas;

•                       metformin;

•                       insulin;

•                       glinides;

•                       PPARS;

•                       alpha-glucosidase inhibitors; and

•                       thiazolidinediones (TZDs).

In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our products will have sufficient advantages to cause health care professionals to adopt them over other products or that our products will offer an economically feasible alternative to other products.  Our products could become obsolete before we recover expenses incurred in developing these products.

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.

Upon approval of BYETTA and SYMLIN by the FDA, we became subject to various health care “fraud and abuse” laws, such as the Federal False Claims Act, the federal anti-kickback statute and other state and federal laws and regulations. Pharmaceutical companies have faced lawsuits and investigations pertaining to violations of these laws and regulations. We cannot guarantee that measures that we have taken to prevent such violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We are substantially dependent on our collaboration with Lilly for the development and commercialization of BYETTA and dependent on Lilly and Alkermes, Inc. for the development of exenatide LAR.

We have entered into collaborative arrangements with Lilly, who currently markets diabetes therapies and is developing additional diabetes drug candidates, to commercialize BYETTA and further develop sustained-release formulations of BYETTA, including exenatide LAR. We entered into this collaboration in order to:

•                       fund some of our research and development activities;

•                       assist us in seeking and obtaining regulatory approvals; and

•                       assist us in the successful commercialization of BYETTA and exenatide LAR.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals outside the United States for BYETTA and exenatide LAR. Our collaboration with Lilly may not continue or result in successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing and commercializing BYETTA or sustained-release formulations of BYETTA, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our development programs for these compounds.  We are also dependent on Alkermes for the development of exenatide LAR.  If Alkermes technology is not successfully developed to effectively deliver exenatide, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

We own or hold exclusive rights to many issued U.S. patents and pending U.S. patent applications related to the development and commercialization of exenatide, including BYETTA and exenatide LAR, SYMLIN and our other drug candidates.  These patents and applications cover composition-of-matter, medical indications, methods of use, formulations and other inventive results.  We do not have a composition-of-matter patent covering exenatide.  We do have issued and pending applications for formulations of BYETTA and exenatide LAR.  We also own or hold exclusive rights to various foreign patent applications that correspond to issued U.S. patents or pending U.S. patent applications.

Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.

Litigation regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties and preventing others from infringing our patents.  Challenges by pharmaceutical companies against the patents of competitors are common. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Third parties may challenge, in courts or through patent office proceedings, or infringe upon, existing or future patents. In the event that a third party challenges a patent, a court or patent office may invalidate the patent or determine that the patent is not enforceable. Proceedings involving our patents or patent applications or those of others could result in adverse decisions about:

•                       the patentability of our inventions, products and drug candidates; and/or

•                       the enforceability, validity or scope of protection offered by our patents.

The manufacture, use or sale of any of our products or drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to successfully defend an infringement action or have infringing patents declared invalid, we may:

•                       incur substantial monetary damages;

•                       encounter significant delays in bringing our drug candidates to market; and/or

•                       be precluded from participating in the manufacture, use or sale of our products or drug candidates or methods of treatment requiring licenses.

Our business has a substantial risk of product liability claims, and insurance may be expensive or unavailable.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance. We cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

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

•                  we may have to delay or terminate our planned filings for regulatory approval;

•                  we may not have the financial resources to continue research and development of any of our drug candidates; and

•                  we may not be able to enter into additional collaborative arrangements;

In addition, Lilly may terminate our collaboration for the development and commercialization of BYETTA and sustained-release formulations of exenatide at any time on 60 days’ notice. Moreover, if the FDA does not accept for filing a new drug application for a sustained-release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we may receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.

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

•                       our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to sustained-release formulations of BYETTA; or

•                       serious side effects experienced by study participants relating to a drug candidate.

We may be unable to obtain regulatory clearance to market our drug candidates in the United States or foreign countries on a timely basis, or at all.

Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. Regulatory authorities may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. Regulatory authorities may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, and expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

The data collected from our clinical trials may not be sufficient to support initial approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities.  Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA’s response is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

Moreover, manufacturing facilities operated by the third-party manufacturers with whom we may contract to manufacture our unapproved drug candidates may not pass an FDA or other regulatory authority preapproval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing these drug candidates.

Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our drug candidates, the FDA and foreign regulatory authorities may not ultimately approve our drug candidates for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues may be limited and our business will be adversely affected.

Our ability to enter into and maintain third-party relationships is important to our successful development and commercialization of BYETTA, SYMLIN, and our other drug candidates and our potential profitability.

To market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. With respect to sales, marketing and distribution outside the United States, we will be substantially dependent on Lilly for activities relating to BYETTA and sustained-release formulations of BYETTA, including exenatide LAR. We believe that we will likely need to enter into marketing and distribution arrangements with third parties for, or find a corporate partner who can provide support for, the development and commercialization of SYMLIN or our other drug candidates outside the United States. We may also enter into arrangements with third parties for the commercialization of SYMLIN or any of our other drug candidates within the United States. With respect to BYETTA and, if approved, exenatide LAR, Lilly will be co-promoting within the United States. If Lilly ceased commercializing BYETTA or, if approved, exenatide LAR for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

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

If our research and development programs fail to result in additional drug candidates, our ability to generate revenue will be substantially limited.

Our research and development programs for drug candidates are at an early stage and will require significant research, development, preclinical and clinical testing, manufacturing scale-up activities, regulatory approval and/or commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate revenues for us.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Ginger L. Graham, our President and Chief Executive Officer, and the other principal members of our executive and scientific teams. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing, scientific and other personnel and consultants will also be critical to our success. We may not be able to attract and retain these personnel and consultants on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies. We do not maintain “key person” insurance on any of our employees.

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

As of June 30, 2005, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 37% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2005
Third Quarter (through August 1, 2005)	$23.47	$18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15

Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Year ended December 31, 2003
Fourth Quarter	$30.40	$21.30
Third Quarter	30.75	20.95
Second Quarter	26.86	15.47
First Quarter	17.95	13.73

Given the uncertainty of our future funding, the commercialization of SYMLIN and BYETTA and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

•                                                                  announcements of revenues received;

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. These requirements became effective for the first time for our fiscal year ended December 31, 2004, and neither we nor our independent registered public accounting firm had previously performed an evaluation of our internal controls over financial reporting under these new rules. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal controls over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal controls. If material weaknesses are identified in the future we would be required to conclude that our internal controls over financial reporting are ineffective and we could be subject to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  The fair value of our 2.25% and 2.5% senior convertible notes at June 30, 2005 was $166.9 million and $181.3 million, respectively.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                                                     Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Vice President, Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2005.

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

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  That evaluation did not identify any change, except as described below, in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

During the second quarter of 2005, in connection with the commercial launches of BYETTA and SYMLIN, we implemented new processes related to the accounting for and reporting of product sales, accounts receivable, inventories and cost of goods sold.  We contract with a third party to distribute our products to our wholesale customers.  Accordingly, we rely, in part, on controls in place at this third party distribution agent with respect to order entry, order fulfillment, invoicing, and application of cash receipts.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 25, 2005.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved an increase in the number of shares authorized for issuance under Amylin’s 2001 Employee Stock Purchase Plan, as amended, and (iii) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.

We had 104,153,002 shares of common stock outstanding and entitled to vote as of April 18, 2005, the record date for the Annual Meeting.  At the Annual Meeting, 93,768,401 shares of common stock were present in person or represented by proxy for the three proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors

Director	Votes in Favor	Votes Withheld
Vaughn D. Bryson	89,518,864	4,249,537
Joseph C. Cook, Jr.	92,527,669	1,240,732
Ginger L. Graham	92,760,884	1,007,517
Howard E. Greene, Jr.	77,280,345	16,488,056
Terrance H. Gregg	89,759,554	4,008,847
Jay S. Skyler, M.D.	92,357,701	1,410,700
Joseph P. Sullivan	93,496,233	272,168
Thomas R. Testman	93,504,953	263,448
James N. Wilson	89,441,778	4,326,623

Proposal 2:  Approve an increase in the aggregate number of shares of common stock authorized for issuance under the 2001 Employee Stock Purchase Plan by 7,000,000 shares.

Votes in Favor:	44,211,902
Votes Against:	23,844,044
Abstentions:	106,752
Broker Non Vote:	25,605,703

Proposal 3:  Ratification of selection of Ernst & Young LLP as Independent Auditors of the Company

Votes in Favor:	93,152,790
Votes Against:	274,212
Abstentions:	121,398

ITEM 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to our registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

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

4.4	Form of Rights Certificate (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current

Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Registrant’s 2001 Deferred Compensation Plan, as amended June 28, 2005 (filed as an exhibit to our Current Report on Form 8-K filed on July 1, 2005 and incorporated herein by reference)

10.48	Commercial Supply Agreement dated June 28, 2005 between the Registrant and Bachem California*

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 8, 2005	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)