Form 10-Q
period 2005-09-30
AMYLIN PHARMACEUTICALS INC
filed 2005-11-07
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $.001 par value	110,156,273

AMYLIN PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$163,695	$60,583
Short-term investments	327,290	233,173
Accounts receivable, net	21,486	—
Receivables from collaborative partners	221	5,770
Inventories, net	26,397	15,676
Other current assets	17,577	9,156
Total current assets	556,666	324,358

Property and equipment, net	25,623	20,739
Patents and other assets, net	3,231	3,258
Debt issuance costs, net	7,990	9,445
	$593,510	$357,800

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$61,796	$37,651
Current portion of deferred revenue	4,286	4,286
Total current liabilities	66,082	41,937

Other liabilities, net of current portion	10,119	7,290

Deferred revenue, net of current portion	12,729	20,943

Convertible senior notes	375,000	375,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value, 200,000 shares authorized, 110,058 and 94,489 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	110	94
Additional paid-in capital	1,067,122	710,457
Accumulated deficit	(937,169)	(797,496)
Deferred compensation	—	(162)
Accumulated other comprehensive loss	(483)	(263)
Total stockholders’ equity (deficit)	129,580	(87,370)
	$593,510	$357,800

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$21,872	$—	$30,524	$—
Revenue under collaborative agreements	4,034	13,423	46,411	27,671
Total revenues	25,906	13,423	76,935	27,671

Costs and expenses:
Cost of goods sold	4,260	—	5,782	—
Research and development	32,748	30,834	86,878	88,223
Selling, general and administrative	52,062	15,006	114,448	46,785
Collaborative profit sharing	7,152	—	10,018	—
Total costs and expenses	96,222	45,840	217,126	135,008

Operating loss	(70,316)	(32,417)	(140,191)	(107,337)

Interest and other income	3,574	1,208	8,689	3,202
Interest and other expense	(2,733)	(2,847)	(8,171)	(6,621)
Net loss	$(69,475)	$(34,056)	$(139,673)	$(110,756)

Net loss per share, basic and diluted	$(0.65)	$(0.36)	$(1.34)	$(1.18)

Shares used in computing net loss per share, basic and diluted	106,264	94,157	103,961	93,962

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net loss	$(139,673)	$(110,756)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,149	5,126
Other non-cash expenses	1,092	292
Changes in operating assets and liabilities:
Accounts receivable, net	(21,486)	—
Receivables from collaborative partners	5,549	(8,425)
Inventories, net	(10,721)	(1,284)
Other current assets	(8,469)	(2,672)
Accounts payable and accrued liabilities	24,145	(2,053)
Deferred revenue	(8,214)	(3,214)
Other assets and liabilities, net	2,906	1,665
Net cash flows used for operating activities	(147,722)	(121,321)

Investing activities:
Purchases of short-term investments	(313,130)	(190,536)
Sales and maturities of short-term investments	218,841	148,260
Purchase of fixed assets, net	(10,448)	(10,162)
Increase in patents	(519)	(52)
Net cash flows used for investing activities	(105,256)	(52,490)

Financing activities:
Issuance of convertible debt, net	—	193,613
Issuance of common stock, net	356,100	5,499
Principal payments on capital leases	(10)	(10)
Net cash flows provided by financing activities	356,090	199,102

Increase in cash and cash equivalents	103,112	25,291

Cash and cash equivalents at beginning of period	60,583	76,615
Cash and cash equivalents at end of period	$163,695	$101,906

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  The information as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005, and September 30, 2004, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.  The balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection to wholesale distributors, who, in turn, sell to retail pharmacies and government entities.  Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations.  The Company records allowances for discounts, distribution fees, and product returns at the time of sale and reports product sales net of such allowances.  The Company must make significant judgments in determining these allowances.  If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all BYETTA and SYMLIN product sales for sales in the United States.  With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of 4.3 million and 3.8 million for the three and nine months ended September 30, 2005, respectively, and common stock equivalents of 4.4 million and 5.0 million for the three and nine months ended September 30, 2004, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive.  Common stock equivalents from shares underlying our convertible senior notes of 11.2 million for the three and nine months ended September 30, 2005 and 2004, respectively,  are also excluded from the calculation of diluted loss per share because the effect is antidilutive.  In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(69,475)	$(34,056)	$(139,673)	$(110,756)
Add: Stock-based employee compensation expense included in reported net loss	—	—	311	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,141	9,128	28,474	24,521
Pro forma net loss	$(79,616)	$(43,184)	$(167,836)	$(135,277)
Net loss per share:
Basic and diluted – as reported	$(0.65)	$(0.36)	$(1.34)	$(1.18)
Basic and diluted – pro forma	$(0.75)	$(0.46)	$(1.61)	$(1.44)

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

Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (“FASB”) issued SFAS 123 (R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements.  The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.  SFAS 123 (R) permits companies to adopt the new requirements using one of two methods:

1.                         A “modified prospective” method in which cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123 (R) for all share-based payments granted after the effective date of Statement No. 123 (R) and (b) based on the requirements of Statement No. 123 for all awards granted to employees before the effective date that remain unvested as of the effective date; or

2.                         A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

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

3.              Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of valuation allowances for potential excess and/or obsolete material. Raw materials consists of pramlintide acetate and exenatide bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$21,704	$14,052
Work-in-process	2,588	1,624
Finished goods	2,105	—
	$26,397	$15,676

4.              Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, and are referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which were issued in April 2004, and are referred to as the 2004 Notes.  Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes.  The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.5 million and $0.5 million of amortization in the three months ended September 30, 2005, and September 30, 2004, respectively and $1.5 million and $1.2 million of amortization in the nine months ended September 30, 2005, and September 30, 2004, respectively.

5.       Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accounts payable	$12,184	$5,520
Accrued compensation	19,450	13,506
Payable to collaborative partner	9,291	2,791
Accrued commercial expenses	4,156	912
Accrued clinical trial expenses	3,387	6,230
Other current liabilities	13,328	8,692
	$61,796	$37,651

6.              Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS

130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the nine months ended September 30, 2005, and 2004, the comprehensive loss consisted of (in thousands):

	Nine months ended September 30,
	2005	2004
Net loss	$(139,673)	$(110,756)
Other comprehensive loss:
Unrealized loss on investments	(220)	(511)
Comprehensive loss	$(139,893)	$(111,267)

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

The 2003 Notes are redeemable at the Company’s option in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date if the closing price of the Company’s common stock has exceeded $45.57 for at least 20 trading days in any consecutive 30-day trading period.  At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes.

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

8.              Public Offerings of Common Stock

On February 1, 2005, the Company completed a public offering of 9.2 million shares of its common stock at a price of $22.00 per share.  This transaction generated net proceeds of $190 million for the Company and was completed pursuant to a $300 million universal shelf registration statement initially filed with Securities and Exchange Commission in December 2003.

On September 1, 2005, the Company completed a public offering of 5.1 million shares of its common stock at a price of $31.00 per share.  This transaction generated net proceeds of $152 million for the Company and was completed pursuant to shelf registration statements previously filed with Securities and Exchange Commission in 2001 and 2003.

9.       Subsequent Event

On October 24, 2005, the Company and Alkermes Controlled Therapeutics II, a wholly owned subsidiary of Alkermes, Inc., entered into an Amendment to Development and License Agreement (the “Amendment”), which amends the Development and License Agreement between the parties dated May 15, 2000. Under the terms of the Amendment, the Company will be responsible for manufacturing for commercial sale the once weekly dosing formulation of exenatide LAR, if approved. The royalty to be paid from the Company to Alkermes for commercial sales of exenatide LAR was adjusted to reflect the manufacturing arrangement.  Amylin will own the manufacturing facility and will be responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed under the caption “Cautionary Factors That May Affect Future Results,” as well as those discussed elsewhere in this quarterly report on Form 10-Q. You should consider carefully those cautionary factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of the cautionary factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we don’t presently know of or that we currently believe are immaterial which could also impair our business and financial position. We do not undertake an obligation to update the forward-looking information contained in this Form 10-Q.

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of innovative medicines to improve the lives of people with diabetes, obesity and cardiovascular disease. We have two approved products, BYETTA® (exenatide) injection, and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.

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

We have a global development and commercialization agreement for exenatide, including BYETTA and any sustained-release formulations of BYETTA, including exenatide LAR, with Eli Lilly & Company, or Lilly. Under the terms of the agreement, operating profits in the United States are shared equally and operating profits outside of the United States are split 80% to Lilly and 20% to us.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 after receiving approval from the FDA in March 2005 to market SYMLIN as adjunctive therapy to mealtime insulin to treat diabetes.

We have a field force of approximately 400 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. In addition to our sales force, our field force includes a managed care organization actively working with managed care and government payor groups for reimbursement of BYETTA and SYMLIN and a medical science organization supporting broad medical education programs for both products. Lilly has primary responsibility for developing and commercializing BYETTA, including any sustained release formulations of BYETTA, outside of the United States.

In addition to our marketed products we have a pipeline including a Phase 2 program for each of the therapeutic areas of diabetes, obesity and cardiovascular disease. Additionally, we have an early stage program and maintain a discovery research program focused on peptide therapeutics and are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and co-promotion agreements with each of Lilly and Reliant Pharmaceuticals, Inc. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At September 30, 2005, our accumulated deficit was approximately $937 million.

At September 30, 2005, we had approximately $491.0 million in cash, cash equivalents and short-term investments. In February and September 2005 we completed public offerings of our common stock, generating net proceeds to us of approximately $190 million and $152 million, respectively. We do not expect to generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” and “Cautionary Factors That May Affect Future Results” for further discussion regarding our anticipated future capital requirements.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
BYETTA	$6.0	$11.0	$16.9	$33.0
SYMLIN	5.0	4.1	12.9	12.0
Phase 2 programs	8.8	6.3	22.9	15.1
Early stage programs and research	5.9	2.6	14.4	8.4
Unallocated	7.0	6.8	19.8	19.7
	$32.7	$30.8	$86.9	$88.2

BYETTA

On April 28, 2005, the FDA approved BYETTA as adjunctive therapy in patients with type 2 diabetes who have not achieved adequate control on metformin and/or sulfonylurea, two common oral therapies. Our planned 2005 development activities for BYETTA include the continuation of ongoing studies, including those to support regulatory submissions outside of the United States and an ongoing study in patients who are currently not achieving target blood glucose concentrations using thiazolidinediones, or TZDs, another common oral therapy used to treat type 2 diabetes.

The timing of material net cash inflows from our BYETTA development program is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

SYMLIN

On March 16, 2005, the FDA approved SYMLIN to be used in conjunction with mealtime insulin to treat diabetes. We have commenced a controlled, open-label study to evaluate SYMLIN use in clinical practice, and intend to enroll approximately 1,200 patients over two years.  We recently initiated a clinical study to evaluate the addition of SYMLIN at mealtime for patients treated only with basal insulin-glargine.  In addition, we intend to continue the development of SYMLIN in a disposable pen injection system.

The timing of material net cash inflows from SYMLIN is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

Phase 2 Programs

We currently have a Phase 2 program in each of the therapeutic areas of diabetes, obesity and cardiovascular disease. In diabetes, we are studying exenatide LAR, a sustained-release formulation of BYETTA. We are conducting a Phase 2 multi-dose study of exenatide LAR, utilizing a once-a-week dosing regimen.  Preliminary 15-week results from this multi-dose Phase 2 study demonstrated that both doses of exenatide LAR were well tolerated, expected therapeutic blood levels of exenatide were achieved, and dose-dependent improvements in hemoglobin A1C (A1C) and weight were observed.  In this study, the fourteen subjects receiving the highest dose of exenatide LAR experienced an improvement in A1C of approximately 2 percent and a reduction in weight of approximately 9 pounds.  Twelve of the 14 high-dose subjects who entered the study with an A1C greater than 7 percent achieved an A1C of 7 percent or less at 15 weeks.  We are developing exenatide LAR in collaboration with Lilly and Alkermes.  Pursuant to our amended development and license agreement with Alkermes for exenatide LAR, Alkermes is responsible for manufacturing exenatide LAR for use in clinical trials and we are responsible for commercial scale manufacture of exenatide LAR. We have begun activities associated with establishment of a manufacturing facility for exenatide LAR.

In obesity, we are studying pramlintide acetate, the same compound contained in SYMLIN. We submitted an IND to the FDA for pramlintide acetate for obesity in the second quarter of 2005 and following the review of data from a 16-week Phase 2 study completed in 2004, we commenced a 400-patient Phase 2 dose-ranging study of pramlintide acetate for obesity in the second quarter of 2005, which is fully enrolled. In cardiovascular disease, we have a Phase 2 program for AC2592 (GLP-1) for the treatment of congestive heart failure. We submitted an IND for AC2592 in the second half of 2004 and initiated a Phase 2 study in the fourth quarter of 2004.

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

Allowances for product discounts arise from chargebacks and rebates, which currently include mandated discounts to government entities, and discounts for prescription coupons.  Over time, allowances for product discounts will include discounts under contractual pricing arrangements we plan to enter into with additional third party payors.  Chargebacks are discounts that occur when a contracted customer purchases directly from an intermediary wholesale purchaser.  The contracted customer generally purchases the product at its contracted price, plus a mark-up from the wholesaler.  The wholesaler, in-turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer.  The allowance for chargebacks is based on expected utilization of these programs and estimated wholesaler inventory levels.  Rebates are amounts owed based on contractual agreements or legal requirements with private sector and public sector (e.g. Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant.  The allowance for rebates is based on expected patient usage and contractual terms.  Prescription coupon discounts are amounts owed to pharmacies for redemption of coupons for a free prescription.  We provide prescription coupons to physicians, who in turn distribute these coupons to patients.  Patients may redeem the coupon at a pharmacy for a free prescription.  We reimburse the pharmacy for the price it paid the wholesaler for the medicine.  The allowance for prescription coupon discounts is based upon the number of unredeemed coupons in circulation and the expected utilization rate.

Results of Operations

Three Months Ended September 30, 2005

Net Product Sales

Net product sales for the quarter ended September 30, 2005, were $21.9 million and consisted of shipments of BYETTA and SYMLIN to wholesale customers, less distribution service fees and allowances for product discounts and returns.  There were no net sales in 2004 as these products were not approved for sale until 2005.  Net product sales by product are as follows (in millions):

	Three months ended September 30,
	2005	2004
BYETTA	$18.1	$—
SYMLIN	3.8	—
	$21.9	$—

Revenue Under Collaborative Agreements

Revenue under collaborative agreements for the quarter ended September 30, 2005, were $4.0 million compared to $13.4 million for the same period in 2004.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly.  The $9.4 million decrease in revenue under collaborative agreements in the current quarter compared to the same period in 2004 reflects a decrease in milestone payments and a decrease in cost-sharing payments resulting from lower BYETTA development expenses in the third quarter of 2005 as compared to the same period in 2004.  Revenue under collaborative agreements for the third quarter of 2004 included the recognition of a $5 million milestone payment from Lilly.  There were no milestone payments earned in the third quarter of 2005.

The following table summarizes the components of revenue under collaborative agreements for the three months ended September 30, 2005 and 2004 (in millions):

	Three months ended September 30,
	2005	2004
Amortization of up-front payments	$1.0	$1.1
Milestone payment	—	5.0
Cost-sharing and co-promotion payments	3.0	7.3
	$4.0	$13.4

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

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2005, was $4.3 million and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN.  There was no cost of goods sold for the quarter ended September 30, 2004, as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005.  Prior to regulatory approval of BYETTA and SYMLIN, certain indirect costs associated with the qualification of our inventory for commercial sale were expensed and recorded as research and development expenses. Beginning in the second quarter of 2005, we began including these costs in inventory and cost of goods sold.

Research and Development Expenses

Research and development expenses increased to $32.7 million for the quarter ended September 30, 2005, from $30.8 million for the same period in 2004.  The $1.9 million increase principally reflects increased development expenses of $5.8 million for our Phase 2 progams and early stage programs, collectively, offset by a decrease of $5.0 million in expenses for BYETTA.  The increase in expenses for our Phase 2 programs reflects costs associated with ongoing clinical trials for our Phase 2 programs, primarily for our pramlintide for obesity clinical program.  The increase in our research activities reflects our continued investment in our early stage research programs.  The decrease in BYETTA development expenses reflects the completion of activities in 2004 required to support regulatory approval in the United States.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $52.1 million for the quarter ended September 30, 2005, from $15.0 million for the same period in 2004. This increase primarily reflects costs associated with the commercial launches of BYETTA and SYMLIN.  These costs include the addition and deployment of approximately 300 personnel to our field force, costs associated with increased medical education, the establishment of customer service capabilities, costs associated with commercial support activities and an increase in our business infrastructure.  We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, our selling, general and administrative expenses reflect our 50% share of these costs in the United States.

Collaborative Profit Sharing

Collaborative profit sharing was $7.2 million in the quarter ended September 30, 2005, and consists of amounts due to Lilly for its share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments.  Interest and other income increased to $3.6 million for the quarter ended September 30, 2005, from $1.2 million for the same period in 2004.  The increase in 2005 reflects higher average cash balances available for investment and higher average interest rates as compared to 2004.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  Interest expense in the quarter ended September 30, 2005, consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs.  Interest and other expense was $2.7 million for the quarter ended September 30, 2005, compared to $2.8 million for the same period in 2004.

Net Loss

Our net loss for the quarter ended September 30, 2005, was $69.5 million compared to a net loss of $34.1 million for the same period in 2004.  The increase in the net loss primarily reflects the increased selling, general and administrative expenses and decreased revenue under collaborative agreements partially offset by the addition of net product sales discussed above.

We may incur substantial operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN.  We also expect increased expenses associated with the commercialization of BYETTA and SYMLIN, as well as ongoing expenses associated with the continuation and potential expansion of our research and development programs, including our ongoing Phase 2 programs and our earlier stage development programs, and related general and administrative support that may impact our ability to reach profitability in the future.  Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Nine Months Ended September 30, 2005

Net Product Sales

Net product sales for the nine months ended September 30, 2005, were $30.5 million and consist of shipments of BYETTA and SYMLIN to wholesale customers less distribution service fees and allowances for product discounts and returns.  There were no net sales in 2004 as these products were not approved for sale until 2005.  Net product sales by product were as follows (in millions):

	Nine months ended September 30,
	2005	2004
BYETTA	$25.5	$—
SYMLIN	5.0	—
	$30.5	$—

Revenue Under Collaborative Agreements

Revenue under collaborative agreements for the nine months ended September 30, 2005, increased to $46.4 million from $27.7 million for the same period in 2004.  Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $18.7 million increase in revenue under collaborative agreements in the nine months ended September 30, 2005, compared to the same period in 2004 reflects an increase in milestone revenue due to $35 million of milestones earned in connection with the regulatory approval and commercial launch of BYETTA in the United States, of which $30 million was paid in the second quarter of 2005, partially offset by a reduction in cost-sharing payments due to reduced development expenses for BYETTA in 2005.

The following table summarizes the components of revenue under collaborative agreements for the nine months ended September 30, 2005, and 2004 (in millions):

	Nine months ended September 30,
	2005	2004
Amortization of up-front payments	$3.2	$3.3
Milestone payments	35.0	5.0
Cost-sharing and co-promotion payments	8.2	19.4
	$46.4	$27.7

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2005, was $5.8 million and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN.  There was no cost of goods sold for the nine months ended September 30, 2004, as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005. Prior to regulatory approval of BYETTA and SYMLIN, certain indirect costs associated with the qualification of our inventory for commercial sale were expensed and recorded as research and development expenses. Beginning in the second quarter of 2005, we began including these costs in inventory and cost of goods sold.

Research and Development Expenses

Our research and development expenses decreased to $86.9 million for the nine months ended September 30, 2005, from $88.2 million for the same period in 2004.  The decrease is due to the same factors that influenced the decrease in the third quarter discussed above and primarily reflects a reduction of $16.1 million for BYETTA development expenses following the completion of activities to support regulatory approval in the United States, offset by increases of $7.8 million and $6.0 million for our Phase 2 programs and early stage research activities, respectively.

Selling General and Administrative Expenses

Our selling, general and administrative expenses increased to $114.4 million in the nine months ended September 30, 2005, from $46.8 million for the same period in 2004.  The increase is due to the same factors that influenced the increase in the third quarter discussed above, and primarily reflects growth in our commercial organization and increased business infrastructure required to support the commercial launches of BYETTA and SYMLIN.

Collaborative Profit Sharing

Collaborative profit sharing was $10.0 million in the nine months ended September 30, 2005, and consists of amounts due to Lilly for its share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and investments.  Interest and other income increased to $8.7 million for the nine months ended September 30, 2005, from $3.2 million for the same period in 2004.  The increase in 2005 reflects higher average cash balances available for investment and higher average interest rates as compared to 2004.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations.  Interest expense in the nine months ended September 30, 2005, consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs.  Interest and other expense was $8.2 million for the nine months ended September 30, 2005, compared to $6.6 million for the same period in 2004.  The increase in 2005, as compared to 2004 reflects higher average debt balances following our April 2004 issuance of $200 million of convertible senior notes.

Net Loss

Our net loss for the nine months ended September 30, 2005, was $139.7 million compared to a net loss of $110.8 million for the same period in 2004.  The increase in our net loss primarily reflects the increased selling general and administrative expenses partially offset by the increased revenue under collaborative agreements and the addition of  product sales discussed above.

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

At September 30, 2005, we had $491.0 million in cash, cash equivalents and short-term investments as compared to $293.8 million at December 31, 2004.  The increase principally reflects net proceeds of  $190 million and $152 million from public offerings of our common stock in February and September 2005, respectively, partially offset by cash used to fund our operations.

We used cash of $147.7 million and $121.3 million for our operating activities in the nine months ended September 30, 2005, and 2004, respectively.  Our use of cash for operating activities in the nine months ended September 30, 2005, includes the receipt of a $30 million milestone payment from Lilly in the second quarter of 2005.  We received a $5 million milestone payment from Lilly in the nine months ended September 30, 2004.  Investing activities used $105.3 million and $52.5 million in the nine months ended September 30, 2005, and 2004, respectively.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments, as well as purchases of fixed assets and increases in patents.  Financing activities provided $356.1 million and $199.1 million in the nine months ended September 30, 2005, and 2004, respectively.  These amounts primarily consist of proceeds from the issuance of common stock and convertible senior notes.

We expect that our capital expenditures will begin to increase significantly in future periods due to costs associated with our plans to establish a manufacturing facility for exenatide LAR.  The timing and extent of this expected increase is dependent upon our clinical and regulatory timelines and the completion of ongoing engineering and design activities.

We may not generate positive operating cash flows for the next few years and our ability to do so will depend on many factors including the market acceptance and the amount of product sales we achieve for BYETTA and SYMLIN, costs to commercialize BYETTA and SYMLIN, costs associated with the continuation of our ongoing development programs, costs for related general and administrative support, and the other factors described in this report, including those discussed under the heading “Cautionary Factors That May Affect Future Results.”

We have a loan facility available from Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for BYETTA.  As of September 30, 2005, $72.5 million of this facility was available to us and there were no amounts outstanding.  Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years.  Additionally, any loans under this facility must be executed prior to May 26, 2006, the first anniversary of BYETTA product launch in the United States, at which point 50% of any outstanding loan amounts become due.

At September 30, 2005, we had outstanding long-term debt of $375 million.  This amount includes $175 million aggregate principal amount of the 2.25% senior convertible notes due 2008, or the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at approximately $32.55 per share.  Under certain circumstances, the 2003 Notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at a redemption price of $45.57 plus accrued and unpaid interest.  The remainder of our long-term debt balance at September 30, 2005 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes due 2011, or the 2004 Notes.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2005  (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$175,000	$—	$200,000
Interest payments on long-term debt	41,813	8,938	17,875	10,000	5,000
Inventory purchase obligations(1)	157,449	65,885	67,491	24,073	—
Capital lease obligations	18	15	3	—	—
Operating leases	73,090	8,672	20,420	15,921	28,077
Total(2)	$647,370	83,510	$280,789	$49,994	$233,077

(1)          Includes $101 million of outstanding purchase orders, cancelable by the Company upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)          Excludes long-term obligation of $4.4 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN costs associated with the commercialization of BYETTA and SYMLIN and our ability to effectively market BYETTA and SYMLIN; costs associated with an increase in our infrastructure; our ability to receive milestone payments or obtain access to loan amounts pursuant to our collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements, outside of the United States, if any, for SYMLIN; our ability to progress with our Phase 2 programs and other ongoing and new clinical and preclinical trials; progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; changes in or new collaborative relationships; costs of manufacturing, including costs associated with obtaining and validating additional manufacturers of our products and scale-up costs for our drug candidates; costs associated with the establishment of an exenatide LAR manufacturing facility; the costs of potential licenses or acquisitions; and the need to repay existing indebtedness.

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

We have experienced significant operating losses since our inception in 1987, including losses of approximately $139.7 million for the nine months ended September 30, 2005, $157.2 million in 2004 and $122.8 million in 2003. As of September 30, 2005, we had an accumulated deficit of approximately $937.2 million. The extent of our future losses and the timing of potential profitability are highly uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We have derived substantially all of our revenues to date from development funding, fees and milestone payments under collaborative agreements and from interest income. While we recently received FDA approval for the marketing of BYETTA and SYMLIN, we may not succeed in commercializing these drugs, or any other drug candidate. We may incur substantial operating losses for at least the next few years, and we expect that our losses may increase as we continue to expand our commercial function in the immediate future for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders' equity and working capital. To achieve profitable operations, we, alone or with others, must successfully commercialize BYETTA and SYMLIN and develop, manufacture, obtain required regulatory approvals and commercialize our drug candidates. If we become profitable, we may not remain profitable.

We began selling, marketing and distributing our first products, BYETTA and SYMLIN, in 2005 and we will depend heavily on the success of those products in the marketplace.

Prior to the launch of BYETTA and SYMLIN, we had never sold or marketed our own products. Our ability to generate product revenue in the foreseeable future will depend solely on the commercialization of these products. The successful commercialization of BYETTA and SYMLIN will depend on many factors, including the following:

•  acceptance of these first-in-class medicines by the medical community, by patients receiving therapy and by third party payors;

•  a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•  supplying sufficient quantities of the products to meet demand;

•  successfully building and sustaining manufacturing capacity to meet demand;

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

Moreover, the marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved uses. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. Manufacturing facilities that manufacture drug products for the U.S. market are subject to biennial inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices (cGMP) regulations. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

The manufacturers of our products and drug candidates also are subject to numerous federal, state, local and foreign laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. In the future, our manufacturers may incur significant costs to comply with those laws and regulations, which could increase our manufacturing costs and reduce our ability to operate profitably.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products such as BYETTA and SYMLIN. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for BYETTA and/or SYMLIN or any other products we discover and develop. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

We do not manufacture our own drug products or drug candidates and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins.

The manufacturing of sufficient quantities of new and/or approved drug candidates is a time-consuming and complex process. We currently have no manufacturing capabilities. In order to continue to develop our drug candidates, apply for regulatory approvals and successfully commercialize our products, including BYETTA and SYMLIN, we need to contract or otherwise arrange for the necessary manufacturing.

There are a limited number of manufacturers that operate under the FDA's cGMP regulations capable of manufacturing for us. If we are not able to arrange for and maintain third-party manufacturing on commercially reasonable terms, or we lose one of our sole source suppliers used for some components of our manufacturing processes for our products or drug candidates, we may not be able to complete development of our drug candidates or market them or our approved products on a timely basis, if at all.

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

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of BYETTA in cartridges. Currently, Baxter’s manufacturing process for BYETTA cartridges is undergoing validation.  We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges. We have long-term agreements with Bachem and UCB S.A. for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN and used in our pramlintide acetate for obesity development program. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We have a long-term agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of pens for delivery of SYMLIN in cartridges. These manufacturers may not be able to make the transition to commercial production. We have not produced BYETTA or SYMLIN for commercial use for a sustained period of time. As such, we may encounter additional unforeseeable risks as we develop familiarity and experience with regard to manufacturing our products. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must acquire, design, construct, validate and license a new facility.  We will depend upon Alkermes to oversee the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility, and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all.  In addition, we will depend upon Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR.  While Alkermes has manufactured exenatide LAR in small quantities for use in clinical trials, we cannot assure you that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all.  If Amylin, together with Alkermes, is unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

We may require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

We may need to continue to find additional sources of capital in order to successfully commercialize BYETTA and SYMLIN and to complete the development and commercialization of our drug candidates. Our future capital requirements will depend on many factors, including:

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

Contingent on certain events, Lilly will allow us to borrow up to $110 million under a loan agreement in order to fund a portion of our development and commercialization costs for BYETTA. At September 30, 2005, $72.5 million of this facility is now available to us. If we incur any debt under the Lilly loan agreement, it will be secured debt and a portion will become due beginning May 26, 2006, the first anniversary of the initial commercial launch of BYETTA.

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

Our initial target patient population for BYETTA is people with diabetes who have not achieved adequate glycemic control using metformin, a sulfonylurea or both, two common oral therapies. Our target population for SYMLIN is people with diabetes whose therapy includes multiple mealtime insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products are available to treat type 2 diabetes, including:

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

We are subject to "fraud and abuse" and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.

Upon approval of BYETTA and SYMLIN by the FDA, we became subject to various health care "fraud and abuse" laws, such as the Federal False Claims Act, the federal anti-kickback statute and other state and federal laws and regulations. Pharmaceutical companies have faced lawsuits and investigations pertaining to violations of these laws and regulations. We cannot guarantee that measures that we have taken to prevent such violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly's efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals outside the United States for BYETTA and exenatide LAR. Our collaboration with Lilly may not continue or result in successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing and commercializing BYETTA or sustained-release formulations of BYETTA, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our development programs for these compounds. We are also dependent on Alkermes for the development of exenatide LAR. If Alkermes technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in large enough quantities to be economical, otherwise known as manufacturing scale-up. If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•  we may be unable to complete our Phase 2 programs for exenatide LAR, pramlintide acetate for obesity or AC2592;

•  we may have to delay or terminate our planned filings for regulatory approval;

•  we may not have the financial resources to continue research and development of any of our drug candidates; and

•  we may not be able to enter into additional collaborative arrangements.

In addition, Lilly may terminate our collaboration for the development and commercialization of BYETTA and sustained-release formulations of exenatide at any time on 60 days' notice. Moreover, if the FDA does not accept for filing a new drug application for a sustained-release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we may receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.

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

The data collected from our clinical trials may not be sufficient to support initial approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA's response is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

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

With respect to BYETTA and, if approved, exenatide LAR, Lilly is co-promoting within the United States. If Lilly ceased commercializing BYETTA or, if approved, exenatide LAR for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

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

We are highly dependent on Ginger L. Graham, our President and Chief Executive Officer, and the other principal members of our executive and scientific teams. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing, scientific and other personnel and consultants will also be critical to our success. We may not be able to attract and retain these personnel and consultants on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies. We do not maintain "key person" insurance on any of our employees.

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

Our executive officers, directors and major stockholders control approximately 39% of our common stock.

As of September 30, 2005, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 39% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2005
Fourth Quarter (through October 31, 2005)	$39.29	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15

Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Year ended December 31, 2003
Fourth Quarter	$30.40	$21.30
Third Quarter	30.75	20.95
Second Quarter	26.86	15.47
First Quarter	17.95	13.73

Given the uncertainty of our future funding, the commercialization of BYETTA and SYMLIN and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

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

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed.  The fair value of our 2.25% and 2.5% senior convertible notes at September 30, 2005 was $206.1 million and $223.1 million, respectively.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                                                     Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Vice President, Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2005.

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

4.2

Rights Agreement, dated as of September 17, 2002, between the registrant and American Stock Transfer & Trust Company (filed as an exhibit to our Current Report on Form 8-K filed on September 18, 2002 and incorporated herein by reference)

4.3

First Amendment to Rights Agreement dated December 13, 2002, between the registrant and American Stock Transfer & Trust Company (filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to our Current Report on Form 8-K filed on September 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on September 18, 2002 and incorporated herein by reference)

10.1	Registrant’s 2001 Deferred Compensation Plan, as amended September 28, 2005 (filed as an exhibit to our Current Report on Form 8-K filed on July 1, 2005 and incorporated herein by reference)

10.2

Underwriting Agreement dated August 29, 2005 between the Registrant and Goldman, Sachs & Co. (filed as an exhibit to our Current Report on Form 8-K filed on September 1, 2005 and incorporated herein by reference)

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

Amylin Pharmaceuticals, Inc.

Date: November 7, 2005	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)