Form 10-K
period 2005-12-31
AMYLIN PHARMACEUTICALS INC
filed 2006-03-07
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-19700

AMYLIN PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0266089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9360 Towne Centre Drive
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 552-2200

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes☐    No ☒

The aggregate market value of the common stock of the registrant as of June 30, 2005 held by non-affiliates was $1,141,466,191.

The number of shares outstanding of the registrant’s common stock was 111,487,256 as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders to be held on May 17, 2006 are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2005.

You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document or incorporated by reference. The Securities and Exchange Commission, or SEC, allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this annual report on Form 10-K.

Except for the historical information contained herein, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences are described in Part I, Item 1A entitled “Risk Factors,” as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. We disclaim any obligation to update any forward-looking statement.

PART I

Item 1. Business

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative medicines to improve the lives of people with diabetes, obesity and cardiovascular disease. We have two approved products, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005. It is approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but who have not achieved adequate glycemic control.

We have an agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and any sustained-release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us and operating profits from products sold outside of the United States will be split 80% to Lilly and 20% to us. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.

We have a field force in excess of 400 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization, and diabetes care specialists.

In addition to our marketed products, our development pipeline includes late-stage programs for diabetes and obesity, and a Phase 2 program in cardiovascular disease. We are working with Alkermes and Lilly to develop a sustained release formulation of exenatide, which we refer to as exenatide LAR, to enable once-weekly administration of exenatide for the treatment of type 2 diabetes. We also have multiple early stage programs for diabetes and obesity, maintain an active discovery research program focused on novel peptide therapeutics, and are actively seeking to in-license additional drug candidates.

Our principal executive offices are located at 9360 Towne Centre Drive, San Diego, CA 92121, and our telephone number is (858) 552-2200. We were incorporated in Delaware in September 1987. We maintain a website at www.amylin.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of any of the information contained on our website.

Our periodic and current reports that we file with the SEC are available free of charge on our website at www.amylin.com as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the SEC.

Diabetes

Diabetes is a major health problem worldwide and is the sixth leading cause of death by disease in the United States. Diabetes is a complex, multihormonal disorder of carbohydrate, fat and protein metabolism, primarily resulting from the failure of the beta cells to produce sufficient insulin – the hormone needed to convert sugar, starches and other foods into energy – often compounded by the body’s inabiliy to use insulin optimally. The result is that not enough glucose can enter and fuel the body’s cells and it builds up in the bloodstream causing hyperglycemia (high blood sugar), which may result in severe complications such as kidney failure, nerve damage, blindness, amputation, and cardiovascular disease. Hypoglycemia (low blood sugar), usually caused by too much insulin or oral antidiabetic medication, is also dangerous and, if untreated, can be fatal.

It is estimated that nearly 200 million people worldwide have diabetes. Of that population, it is estimated that approximately 90-95% have type 2 diabetes, also known as adult-onset diabetes, and the remainder have type 1 diabetes, also known as juvenile-onset diabetes. In the United States alone, in 2005 there were approximately 20.8 million people, or 7% of the population, with diabetes and there were approximately 20.6 million over the age of 20, or 9.6% of all people in this age group, with diabetes. However, only 14.6 million people in the U.S. have been diagnosed with diabetes, with approximately 1.5 million new cases – almost 30,000 a week - of diabetes being diagnosed each year. From 1997 through 2003, new cases of diagnosed diabetes among Americans aged 18-79 increased by 52%. In addition, there are currently approximately 41 million people in the United States with pre-diabetes. Pre-diabetes is a condition that raises the risk of developing type 2 diabetes, heart disease and stroke. People with pre-diabetes have blood glucose levels higher than normal but not high enough for a diabetes diagnosis.

Glycated hemoglobin (A1C) is the most widely accepted measure of long-term blood glucose control. A person’s A1C level is a recognized indicator of that individual’s average blood glucose concentrations over the preceeding 3 to 4-month period. Lower A1C levels indicate better average blood glucose control, with values in people without diabetes usually being less than 6%. The American Diabetes Association (ADA) suggests that people with diabetes should aim for an A1C value that is lower than 7%. It is estimated that nearly two-thirds of Americans being treated for diabetes are failing to achieve recommended blood glucose levels and, according to research studies conducted in the United States and abroad, these patients would significantly benefit from improved glycemic control. In general, for every 1-point reduction in A1C, the risk of developing microvascular diabetic complications (eye, kidney, and nerve disease) is reduced by up to 40%. However, only a minority of people diagnosed with diabetes in the United States are able to achieve the ADA’s recommended target A1C level, even with available drug therapies. Additionally, aggressive use of insulin and some oral medications to reduce glucose levels can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there has long been a need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

In people without diabetes, the beta cells of the pancreas produce two hormones, insulin and amylin. Type 1 diabetes destroys beta cells, resulting in deficiency of both hormones, and most often is diagnosed in children and young adults. Replacement of beta cells through islet transplant therapy can, in some cases, temporarily render patients insulin-independent; however, life-long daily insulin therapy is eventually required to sustain life for people with type 1 diabetes. The addition of SYMLIN therapy can reduce the typical rise in blood sugars after meals contributing to a reduction in A1C levels.

Type 2 diabetes results from the body’s inability to make enough insulin, or to properly use available insulin, or both. Secretion of the hormone amylin is also impaired in people with type 2 diabetes. Historically, type 2 diabetes occurs later in life. However, primarily as a result of changes in diet and lifestyle, type 2 diabetes is now occurring much earlier in life for many people. Diet and exercise therapy, oral medications, BYETTA, insulin, and insulin with SYMLIN are currently used to treat type 2 diabetes.

Type 2 diabetes usually begins with insulin resistance, a disorder in which the cells do not use insulin properly. As the disease progresses, the beta cells in the pancreas become “tired” and gradually lose their ability to produce insulin in a timely manner. Because of the progressive nature of the disease, no single therapy is currently proven to be effective in controlling the disease over time. As the disease progresses, typically one or more oral medications become necessary, and these often become ineffective in regulating blood glucose levels. Historically, insulin therapy is then added; however, over time, the insulin dosage and number of insulin injections usually need to be increased. Even with additional insulin injections, many people are unable to control their blood glucose levels, or do so at the expense of weight gain and increased risk of hypoglycemia.

In 2005, we introduced two new treatment options, BYETTA and SYMLIN, for healthcare professionals to use in the diabetes care continuum. BYETTA offers patients with inadequate glycemic control using oral medications the opportunity to better control their blood glucose levels and potentially lose weight. SYMLIN offers patients with inadequate glycemic control using mealtime insulin the opportunity to also better control their blood glucose levels and lose weight. These novel first-in-class medicines have given new options in disease management and glucose control to millions of people suffering from diabetes.

For people suffering from diabetes, poor control of blood glucose levels has been shown to result in severe long-term complications. For instance, the Center for Disease Control has stated that complications due to diabetes include:

•      heart disease and stroke;

•      high blood pressure;

•      blindness due to retinopathy, a condition manifested by damage to the retina;

•      nephropathy, or kidney disease;

•      neuropathy, a condition where there is damage to the nervous system;

•      amputations due to peripheral vascular disease; and

•      periodontal disease.

Weight control and obesity are also major problems for patients with diabetes, particularly for those people using insulin and certain oral medications as part of their treatment regimen. In addition, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient’s quality of life. Collectively, these complications and associated metabolic disorders can lead to increased pain, suffering, reduced quality of life, reduced productivity in the workplace, and early death.

Marketed Products

BYETTA® (exenatide) injection

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005 after receiving approval from the United States Food and Drug Administration, or FDA, in April 2005 to market BYETTA as adjunctive therapy to improve glycemic control in patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but have not achieved adequate glycemic control. Net product sales of BYETTA were $75.2 million in 2005.

BYETTA provides self-regulating glucose control by augmenting the body’s natural physiologic processes, allowing the body to respond to blood glucose changes as they occur. BYETTA directly affects the beta cells’ response to elevated glucose by enhancing insulin secretion; this effect dissipates as glucose levels approach the normal range. BYETTA also restores first-phase insulin response, an effect which is evident following the initial dose. BYETTA is administered twice a day utilizing a fixed dose injection, and requires no dose adjustments due to changes in meal size or composition, exercise, or other variables. No additional glucose monitoring is required with BYETTA therapy.

The most common adverse effect of BYETTA is mild to moderate nausea, which tends to dissipate with time. Mild to moderate hypoglycemia has been observed, primarily in conjunction with sulfonylurea, an agent that is known to induce hypoglycemia.

We estimate the number of people in the United States currently using metformin and/or sulfonylurea to be approximately 6 million. In addition, we estimate that more than 60% of those patients change their oral therapy at least once a year. Approximately two-thirds of all diabetes patients using oral medications are believed to have an A1C higher than the ADA’s recommendation of less than 7%.

In 2005, we launched BYETTA utilizing our field force that we grew to currently include over 400 people. This field force, combined with the Lilly field organization supporting BYETTA, focused its sales efforts on an initial target list of approximately 40,000 physicians in the United States. These targeted physicians write more than half of the prescriptions for diabetes medications in the U.S. Our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that these physicians understand the profile of BYETTA and its mechanisms of action, potential benefit and important use considerations, and that they are prepared to select the appropriate patients to begin BYETTA therapy.

Lilly has primary responsibility for developing and commercializing BYETTA outside the U.S., including any sustained release formulations such as exenatide LAR. In late 2005, Lilly filed a Marketing Authorisation Application, or MAA, with the European Medicines Evaluation Agency, or the EMEA, the European Union’s regulatory authority, which has since been accepted by the EMEA.

Development Activities. In September 2005, we announced results from an open-label extension study indicating that BYETTA showed sustained improvements in blood sugar control and progressive weight reduction through two years of therapy for people with type 2 diabetes failing to achieve acceptable blood sugar control on metformin and/or a sulfonylurea. After two years, patients in the study demonstrated an average reduction from baseline of 1.1% in A1C levels and an average weight reduction of 11.4 pounds. In addition, we announced data that showed improvements in patients through eighteen months of treatment in markers associated with cardiovascular risk factors, including HDL cholesterol, triglycerides, and blood pressure. In general, improvements in cardiovascular risk factors appeared greatest in patients who experienced the greatest weight reduction. Mild to moderate nausea was the most common adverse effect and dissipated over time.

In November 2005, we released the results from a study introducing BYETTA treatment to patients with type 2 diabetes who were not achieving adequate glucose control using a thiazolidinediene, or TZD, a common oral diabetes medication, either alone or with metformin.  Patients in the study showed an improvement in A1C by approximately 0.9% at the end of the 16-week study for subjects receiving twice daily 10 microgram subcutaneous injections of BYETTA in addition to their usual TZD or TZD plus metformin regimen, compared to subjects receiving a TZD or a TZD plus metformin and placebo. Sixty-two percent of subjects receiving BYETTA who entered the study while taking a TZD and with an A1C greater than 7% achieved an A1C of 7% or less, compared to 16% of similar subjects on placebo and a TZD. Compared to placebo, subjects receiving BYETTA experienced an average weight reduction of approximately three pounds at 16 weeks. The most common adverse event was nausea, which occurred in 40% of subjects receiving BYETTA compared to 15% of those receiving a TZD with placebo.  No severe hypoglycemia was observed. Results from this study formed the basis of our Supplemental New Drug Application, or sNDA, submission to the FDA in the first quarter of 2006. This sNDA seeks to expand our label to include patients who are taking a TZD or a TZD and metformin and have inadequate glycemic control.

In addition, in 2006 we expect to commence a monotherapy (stand-alone therapy) study for BYETTA. In April 2005, the FDA issued an approvable letter for BYETTA when used as a monotherapy for patients with type 2 diabetes. Any additional data submitted to support a monotherapy indication is expected to receive a six-month review. We are also conducting other clinical trials to further our knowledge of the utility of BYETTA.

SYMLIN® (pramlintide acetate) injection

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 after receiving approval from the FDA in March 2005 to market SYMLIN as adjunctive therapy to mealtime insulin to treat diabetes. Other than insulin and insulin analogues, SYMLIN is the first FDA-approved medication addressing glucose control for patients with type 1 diabetes since the discovery of insulin over 80 years ago. SYMLIN is intended to improve blood glucose control in people treated with insulin alone or, in the case of patients with type 2 diabetes, treated with insulin plus one or more oral medications. Net product sales of SYMLIN were $11.5 million in 2005.

SYMLIN is indicated for use in adults with type 2 or type 1 diabetes to control blood sugar. SYMLIN works with insulin to smooth out the peaks in blood glucose levels to give patients more stable blood glucose levels after meals and throughout the day. SYMLIN also lowers the A1C levels of most patients beyond what insulin alone can achieve. SYMLIN also induces satiety, which leads to eating less and weight loss in most patients. In addition, because SYMLIN works with insulin to control blood sugar, patients need less insulin to achieve desired blood sugar levels after meals.

SYMLIN is used with insulin and has been associated with an increased risk of insulin-induced severe hypoglycemia. The risk can be reduced by appropriate patient selection, careful patient instruction, and insulin dose adjustments. Other adverse effects commonly observed are primarily gastrointestinal, including nausea, which decrease over time in most patients.

Our initial SYMLIN launch was focused on a target physician population of 3,000, with a goal of educating these physicians on the profile of SYMLIN and its mechanisms of action, potential benefit and use considerations, and appropriate patient selection for initiating SYMLIN therapy.  SYMLIN is supported by the full Amylin field force and currently has an expanded target physician population of approximately 16,000.

Development Activities.     In the fourth quarter of 2005, we initiated a new study designed to evaluate the efficacy and safety of adding mealtime SYMLIN to the therapy regimen of patients who are on a stable regimen of once-daily basal insulin. The study design was reviewed by the FDA, and includes a composite endpoint that will assess the benefits of SYMLIN beyond an A1C measurement, including measurements of effects on postprandial blood glucose excursions, body weight and the avoidance of severe hypoglycemia. This study is designed to support a potential regulatory application to expand the label for SYMLIN for the use with basal insulin alone.

We also initiated a controlled open-label observational study of SYMLIN in the third quarter of 2005. This study is designed to evaluate SYMLIN use in the marketplace. Patients will receive SYMLIN as part of their routine diabetes management and will be followed in this real-world setting for a period of six months. The adverse event profile of these subjects will be compared with a group of similar patients with diabetes who are using insulin therapy alone. In addition, we plan to initiate a small pharmacokinetic study in pediatric age patients with type 1 diabetes (age 12 to 16) during 2006.

We are currently working with Ypsomed AG to develop a disposable pen for the delivery of SYMLIN in cartridges with a goal of introducing this delivery platform to the marketplace in 2007.

Sales, Marketing and Distribution

We have built a sales and marketing organization that focuses on healthcare providers, managed healthcare organizations, wholesalers and pharmacies, government purchasers, and other third-party payors. We have a field force in excess of 400 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. Our field force includes a primary care sales force as well as a specialty sales force of approximately 75 representatives who target endocrinologists and other physicians who have large diabetes care practices. In addition to our sales forces, our field force includes a managed care and government affairs organization, a medical science organization, and diabetes care specialists who support broad medical education programs for both BYETTA and SYMLIN. Members of our sales and marketing team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products.

We utilize common pharmaceutical company practices to market our products. We call on individual physicians, pharmacists and distributors. We also provide professional symposia through our extensive medical education programs. Our medical education events are conducted live, via satellite or telephone, and through web-based, interactive programs. We will continue to focus on medical education efforts for both BYETTA and SYMLIN through thousands of programs across the United States organized through our medical affairs and professional education organizations. We train physicians and other healthcare professionals as speakers, so that they can in turn teach their peers about how best to incorporate BYETTA or SYMLIN into their patients’ diabetes treatment regimens.

We provide customer service and other related programs for our products, such as disease and product-specific websites, insurance research services, a customer service call center, and order, delivery and fulfillment services. We have programs in the United States that provide qualified uninsured and underinsured patients with our products at no charge.

We sell BYETTA and SYMLIN to wholesale distributors, who in turn, sell to retail pharmacies and government entities. Decisions made by these wholesalers and their customers regarding the levels of inventory they hold, and thus, the amount of BYETTA and SYMLIN they purchase, may affect the level of our product sales in any particular period.

Manufacturing

We have selected manufacturers that we believe comply with current Good Manufacturing Practices, or cGMP, and other regulatory standards. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to cGMP, except for products and product candidates for toxicology and animal studies, which we require to be manufactured in accordance with current Good Laboratory Practices, or cGLP.

Although some materials for our drug products are currently available from a limited number of qualified sources, we will attempt to acquire a substantial inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements. We believe we will not have any significant issues obtaining suppliers; however, we cannot be certain that we will be able to obtain long-term supplies of our manufacturing materials.

BYETTA Manufacturing

We obtain exenatide, the active ingredient contained in BYETTA, from Bachem California and Mallinckrodt, Inc. pursuant to long-term agreements with each company. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., to supply us the dosage form of exenatide in cartridges. Currently, Baxter’s manufacturing process for BYETTA cartridges is undergoing validation. We have a long-term agreement with Lilly to supply pens for delivery of BYETTA in cartridges.

SYMLIN Manufacturing

We obtain pramlintide acetate, the active ingredient contained in SYMLIN, from Bachem and Lonza Ltd. pursuant to long-term agreements with each company. Lonza recently acquired the peptide manufacturing division of UCB S.A., our original supplier of pramlintide. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We have an agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with Ypsomed to develop a disposable pen for the delivery of SYMLIN in cartridges.

Exenatide LAR Manufacturing

In October 2005, we entered into an amendment to our development and license agreement with Alkermes, Inc. for the development of exenatide LAR. Under the terms of the amendment, we will be responsible for manufacturing the once-weekly dosing formulation of exenatide LAR for commercial sale and will pay Alkermes milestone payments upon achievement of development milestones and royalties on sales of exenatide LAR. In addition, Alkermes will transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR and will supply us with the polymer materials required for the manufacture of exenatide LAR.

In December 2005, Amylin Ohio LLC, our wholly-owned subsidiary, completed the purchase of an existing building and 26 acres of land in West Chester, Ohio to house the planned manufacturing facility for exenatide LAR. We are actively working with Alkermes and the Parsons Corporation, a group with significant experience in the design and construction of pharmaceutical manufacturing facilities, to complete the design, construction and validation of this facility. We anticipate that the activities associated with the design, construction and validation of this manufacturing facility may cost up to $150 million over the three years ending December 31, 2008 as we work to finalize our commercial manufacturing process during that period.

Lilly Collaboration

We entered into a collaboration agreement with Lilly in 2002 for the global development and commercialization of exenatide, including both the twice-daily version, BYETTA, and sustained-release formulations, such as exenatide LAR. Under the terms of the agreement, Lilly made initial payments to us, and purchased approximately 1.6 million shares of our common stock. In addition, Lilly has made milestone payments to us upon the achievement of development and commercial milestones for BYETTA. Lilly has also agreed to make future milestone payments to us upon the achievement of additional development milestones, which primarily relate to sustained-release formulations of exenatide. A portion of future development milestone payments relating to sustained-release formulations of exenatide may be converted into our common stock, at Lilly’s option, if the filing of the New Drug Application with the FDA for the sustained-release formulation of exenatide does not occur on or before December 31, 2007. In addition, Lilly is obligated to make additional future milestone payments to us of up to $100 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including BYETTA and sustained-release formulations of exenatide. Our collaboration agreement may be terminated by Lilly at any time on 60 days notice.

We share exenatide U.S. development and commercialization costs with Lilly equally. Development costs outside of the United States are shared 80% by Lilly and 20% by us, and Lilly is responsible for all commercialization costs outside of the United States.

Each company will receive 50% of the operating profits from the sale of products in the United States. Operating profits elsewhere will be shared at 80% to Lilly and 20% to us. We record all U.S. product revenues and Lilly will record all product revenues from outside the U.S.

Under our co-promotion arrangement with Lilly, the parties use approximately equal efforts to co-promote BYETTA within the United States and have agreed to use approximately equal efforts to co-promote sustained-release formulations of exenatide within the United States. Lilly will be primarily responsible for commercialization efforts outside the United States. In late 2005, Lilly filed a MAA with the EMEA, the European Union’s regulatory authority, which has subsequently been accepted.

Research and Development

Product Pipeline Programs

We have two late-stage development programs in the therapeutic areas of diabetes and obesity, a Phase 2 program in cardiovascular disease, and multiple early stage programs in diabetes and obesity. Our years of research in diabetes and deep understanding of peptide hormones – their physiology, functionality, and impact on the disease – are being leveraged to develop potential treatments for obesity and cardiovascular disorders. The metabolic components of these diseases are linked in numerous ways, which are reflected in the impact each has on the other. Reductions in obesity reduce the incidence of diabetes, and both of these conditions, independently, are major contributors to cardiovascular disease. In addition, persons with diabetes are two to four times more likely to die from cardiovascular disease than persons without diabetes. Further evidence of the underlying metabolic links of these diseases is the fact that cardiovascular disease and stroke account for approximately 65% of deaths in people with diabetes.

Diabetes

Exenatide LAR

The combination of potency and the glucose-dependent mechanism of action inherent in exenatide makes it well suited to development of a sustained-release formulation. We have an agreement with Alkermes for the development, manufacture and commercialization of exenatide LAR. We are working with Alkermes and Lilly to develop a formulation that enables a once-a-week administration of exenatide for the treatment of type 2 diabetes.

In August 2005, we announced preliminary results of a Phase 2 multi-dose study of exenatide LAR in patients with type 2 diabetes using a once-a-week dosing regimen. The multi-dose study was a placebo-controlled, multi-center study of 45 subjects with type 2 diabetes failing to achieve adequate glucose control using diet and exercise with or without metformin. The primary objectives of the study included safety, tolerability, and the pharmacokinetics of weekly administered exenatide LAR. Secondary objectives included effects on A1C, fasting blood glucose and body weight.

In the study, A1C improved approximately 2% for subjects receiving the high dose of exenatide LAR, compared to placebo. At the beginning of the study, the average A1C of study participants was approximately 8.5%. The decrease in A1C was progressive with no evidence of a plateau at week 15. Twelve of the 14 high-dose subjects who entered the study with an A1C greater than 7% achieved an A1C of 7% or less at 15 weeks. None of the 14 subjects receiving placebo achieved that target. Fasting blood glucose concentrations were reduced by approximately 50 mg/dL for subjects in the high dose group compared to those receiving placebo. Subjects in this group experienced an average weight reduction of approximately 9 pounds compared to those receiving placebo. The most common adverse event was mild nausea, which occurred in approximately 20% of subjects in this group compared to approximately 7% in the placebo group. No severe gastrointestinal side effects were reported. No severe hypoglycemia was reported, and no subjects receiving exenatide LAR withdrew because of adverse events. In a 12-week follow up period after discontinuation of dosing no new safety signals were observed.

Obesity

Obesity is a condition that significantly raises the risk of illness, disability or death from serious medical conditions. It is associated with more than 30 medical conditions, including high blood pressure, type 2 diabetes, heart disease, stroke, and cancer of the breast, prostate, and colon. Obesity is the second-leading cause of preventable deaths and is a major health problem in all developed countries. In the United States, obesity-related medical costs exceed $125 billion a year. It is estimated that approximately 130 million adults in the United States are considered overweight, and approximately 60 million are obese. Of these, approximately 9 million are severely obese.

Genetic, metabolic, psychological, and environmental factors can all contribute to obesity. Obesity is measured by Body Mass Index, or BMI, a mathematical formula using a person’s height and weight. BMI is calculated by dividing a person’s weight in kilograms by the person’s height in meters squared. A person with a BMI between 25 and 29.9 is considered overweight. A person with a BMI of 30 or more is considered obese, and a person with a BMI of 40 or more is considered severely obese. Current treatments for obesity include diet, exercise, drug therapy and surgery.

Treatment of Obesity with Pramlintide

We are developing pramlintide acetate, the active ingredient in SYMLIN, as a potential treatment of obesity. Pramlintide acetate has been studied extensively in people with diabetes and has demonstrated the effect of lowering body weight.

In February 2006, we reported positive results from a Phase 2 dose-ranging study evaluating the safety and weight effects of pramlintide in obese subjects. After completing 16 weeks of treatment with pramlintide in addition to lifestyle intervention, subjects on average experienced an 8.4 to 13.4 pound weight loss from baseline, compared to a 6.2 pound weight loss with placebo plus lifestyle intervention. Several of the twice-daily and three-times-a-day pramlintide dosage arms achieved the primary study endpoint of significant difference in weight from placebo at week 16.

Weight loss experienced with pramlintide was typically progressive in nature, with no evidence of a plateau in effect at 16 weeks. At the end of the study, more pramlintide recipients than placebo recipients reported that study medication had helped them to control appetite and portion sizes.

Pramlintide was well tolerated, showed progressive weight loss at doses up to 360 micrograms, and no new safety signals were observed in this study, which included higher doses than those previously studied in obese subjects. There was clear evidence of a dose response for the twice-daily regimens. Consistent with previous observations, the most common adverse effect was mild nausea. Weight loss in subjects who did not experience nausea was similar to that seen in the overall study population.

Early Stage Programs

We are developing PYY 3-36 (AC162352) as a drug candidate for the potential treatment of obesity. Independent researchers have reported a reduction in food intake in humans using PYY 3-36. In 2003, we conducted preclinical studies on AC162352. We completed a Phase 1 study in 2004, and are currently reviewing our development options.

In addition, in 2006 we plan to file an IND and commence a Phase 1 clinical trial for the treatment of obesity with a molecule discovered and identified by our research program. In 2005, we conducted preclinical studies on this compound and based on our evaluation of these results, have decided to advance this program into human trials.

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

AC2592 (GLP-1)

We are developing GLP-1, or AC2592, for the treatment of congestive heart failure. GLP-1 is a naturally occurring hormone produced in the gut in response to food intake.

In July 2003, we reported on an open-label Phase 2 study utilizing the continuous infusion of GLP-1 in 14 patients with New York Heart Association (NYHA) Class III or IV congestive heart failure. Patients showed general improvement in a composite score designed to quantify quality-of-life and cardiac function while receiving study medication. The composite score returned to baseline when medication was discontinued. The severity of heart failure, as indicated by NYHA class, also improved during GLP-1 administration. The most common adverse event reported was mild to moderate nausea.

We filed an IND for AC2592 and initiated a Phase 2 multi-dose clinical study of AC2592 in the fourth quarter of 2004. This multi-dose study of approximately 180 patients is a placebo-controlled, multi-center trial to evaluate the efficacy, safety and tolerability of AC2592 in subjects with NYHA Class III or IV congestive heart failure. The primary endpoint is peak oxygen consumption and the secondary endpoints are related to quality-of-life and cardiac function, including left ventricular ejection fraction and BNP. We expect the study to be completed in 2006.

Research Activities

A key element of our strategy is to develop first-in-class compounds for treating metabolic diseases. To achieve this goal, we are exploring hormones with multiple mechanisms of action that will potentially lead to products that have utility in treatment of more than one disease with the potential for many product forms. To do so, we take an integrated and biological, rather than a target-driven, approach to research. Our research is centered on peptide hormones that play an important metabolic role, and which we consider more likely to have an acceptable safety profile because these hormones exist naturally in the human body. Our development path begins with identifying a particular peptide, and then determining if it is a circulating hormone, a substance that travels through the bloodstream to affect bodily functions. We then attempt to understand the hormone’s functionality and potential impact on a disease. Rather than starting with a known biology and targeting molecules to modify, enhance, or block it, our scientists are discovering the biology of previously unknown peptides, and uncovering utility that could potentially translate into a new human therapy.

Based on a premise that every peptide hormone has a utility – and a potential therapeutic benefit – we have developed a proprietary and continually growing peptide hormone library (PHORMOL™). PHORMOL encompasses an extensive panel of potentially valuable biologics that have been taken from nature, including human peptides not previously described. All of these have been synthesized to create a rich source of compounds for ongoing research in their functionality, utility, and potential value in treating a range of human diseases.

The conventional development process emphasizes utilizing isolated cells or molecular targets to further drug discovery. Our approach to research calls for our scientists to quickly move to in vivo testing, using highly predictive animal models that allow us to design subsequent information-rich clinical trials in humans.

We currently have approximately 500 full-time employees dedicated to our research and development activities. We also have more than 165 employees with Ph.D., Pharm.D. or M.D. degrees, several of whom are diabetologists.

We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs.

In the years ended December 31, 2005, 2004, and 2003, we incurred research and development expense of $132.1 million, $119.6 million, and $149.4 million, respectively.

In-Licensing Activities

To augment our internal discovery and development capabilities, we also license or acquire rights to compounds, drug candidates and technologies that have been developed outside of Amylin. We have recently completed three acquisitions which add to our intellectual property portfolio and we continue to evaluate other in-licensing opportunities.

Leptin    In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program from Amgen, Inc. Leptin is a naturally occurring protein hormone secreted by fat cells. It plays a key role in metabolism through multiple metabolic actions and appears to act primarily at the hypothalamus to regulate food intake and energy expenditure. Under the terms of the license agreement, we made an up-front payment, may make potential future payments related to technology transfer and development and regulatory milestones and will pay royalties on any product sales. Our license includes exclusive rights to the leptin intellectual property developed by Amgen as well as intellectual property Amgen originally licensed from Rockefeller University.

Leptin’s roles in the treatment of obesity and lipodystrophy have been extensively studied, and the lead molecules have a strong safety profile. Humans suffering from lipodystrophy, a disease characterized by loss of body fat and consequent metabolic disorders (insulin resistance, hyperglycemia, and dyslipidemia) are rendered incapable of secreting sufficient amounts of leptin due to the loss of fat. We plan to further explore leptin’s utility for this and other metabolic disorders.

Gryphon. In late 2005, we acquired the chemical ligation technology and intellectual property from Gryphon Therapeutics, Inc. This acquisition expands our chemistry capabilities and improves our flexibility for the synthesis and precision engineering of larger peptides and proteins for research. This technology will enable us to create and alter longer-chain molecules using synthetic chemical processes rather than design-intensive and time-consuming recombinant processes, thus expanding our peptide and protein library.

Diabetica. In the first quarter of 2006, we in-licensed intellectual property and other rights to glucose-dependent insulinotropic polypeptide (GIP) agonists from Diabetica, Ltd.  The transaction included rights to certain pre-clinical GIP agonist molecules.  We plan to explore the utility of GIP compounds in diabetes and other metabolic disorders.

Competition

Biotechnology and pharmaceutical companies are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb Company, GlaxoSmithKline, Lilly, Merck & Co., Novartis AG, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is probable that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, cardiovascular disease, and other metabolic disorders will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete. For example, all of our current drug products are injectable, and may have to compete with therapies that do not require injection. We cannot be certain that we will be able to compete successfully.

SYMLIN is the only non-insulin-based drug product approved for improving blood glucose control in people with type 1 diabetes. Further, insulin and oral medications are often insufficient for many people with type 2 diabetes to achieve satisfactory glucose and weight control. BYETTA or SYMLIN may be complementary to, or competitive with, these other medications.

BYETTA and SYMLIN must compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to BYETTA or SYMLIN. Such competitive products and potential products include:

•     sulfonylureas;

•     metformin;

•     insulins (injectable and inhaled versions);

•     thiazolidinediones (TZDs);

•     glinides;

•     dipeptidyl peptidase type IV (DPP-IV) inhibitors

•     PPARs; and

•     alpha-glucosidase inhibitors.

There is substantial competition in the discovery and development of treatments for obesity, as well as emerging prescription and over-the-counter treatments for this condition. Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery. Hoffmann-LaRoche and Abbott Laboratories already market oral medicines for the treatment of obesity. Sanofi-Aventis has a product candidate that has received an approvable letter from the FDA, and a number of other pharmaceutical companies are developing new potential therapeutics.

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

We have a number of patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. We have also filed foreign counterparts of many of these issued patents and applications.

We may obtain patents for our compounds many years before we obtain marketing approval for them. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions. For example, applications for patent term extensions for patents on BYETTA and SYMLIN have been filed in the United States, to compensate in part for delays in obtaining marketing approval. Similar patent term extensions may be available for other products that we are developing, but we cannot be certain we will obtain them.

Included within our exenatide patent portfolio are issued patents for:

•              pharmaceutical compositions containing exenatide;

•              modulating gastric emptying;

•              inhibiting glucagon secretion;

•              stimulating insulin release; and

•              reducing food intake.

These patents expire between 2013 and 2020. We do not have a composition of matter patent for the exenatide molecule.

Included within our pramlintide patent portfolio are issued patents for:

•              pramlintide and other amylin agonist analogues invented by our researchers;

•              amylin agonist pharmaceutical compositions, including compositions containing pramlintide; and

•              methods for treating diabetes and related conditions using  amylin agonists.

These patents expire between 2009 and 2018.

With respect to our drug candidates, we have patents and patent applications pending, or have licensed patents and patent applications, relevant to the development and commercialization of such drug candidates.

Generally, our policy is to file foreign counterpart applications in countries with significant pharmaceutical markets.

It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. Because patent applications are confidential for at least some period of time, there may be pending patent applications from which patents will eventually issue and prevent us from developing or selling certain products unless we can obtain a license to use the patented technology.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. In addition, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by the individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by us and our corporate partner and in other cases become the exclusive property of one of us. It can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions.

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal, state and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA before a proposed clinical trial can begin. Typically, clinical trials involve a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical testing and clinical trials for a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application, or NDA, for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to cGMP. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production, quality control, and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance.

We are also subject to various federal, state, and local laws, regulations and recommendations relating to safe working conditions; laboratory and manufacturing practices; the experimental use of animals; and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

The activities required before a pharmaceutical agent may be marketed in the European Union are dictated by the International Conference on Harmonization and are generally similar to those established in the United States. Approval of new drugs across the European Union relies on either the mutual recognition process or the centralized approval process of the EMEA. Under the centralized procedure, the marketing application is referred for review to two review teams, each representing one of the member countries. Each reviewer then forwards an early assessment to the Committee for Proprietary Medicinal Products, or CPMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information. This step initiates a series of dialogues, meetings and other communications among the CPMP, the two review teams and the applicant, leading in turn to clarification, education and refinement of the original assessment reports. Ultimately, a decision is reached to either grant marketing approval or deny the application if it is determined that the application does not satisfy the regulatory approval criteria. An alternative regulatory procedure in Europe to the centralized procedure for some drugs is the mutual recognition process. Under the mutual recognition process, an application is filed in one country for review. If the drug is approved in that country, it may only be marketed initially in that country. However, under the mutual recognition process, other

European countries may individually recognize the approval and allow the drug to then be marketed in such countries.

The clinical testing, manufacture and sale of pharmaceutical products outside of the United States and the European Union are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the United States or the European Union.

Employees

As of December 31, 2005, we had approximately 1,150 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Executive Officers

The names of our directors and executive officers and certain information about them as of February 15, 2006 are set forth below:

Name	Age	Position
Ginger L. Graham (4)	50	President, Chief Executive Officer and Director
Joseph C. Cook, Jr. (4)	64	Chairman of the Board
Vaughn D. Bryson (1) (3)	67	Director
Karin Eastham (2)	56	Director
James R. Gavin III, M.D., Ph.D. (3)	60	Director
Howard E. Greene, Jr. (2) (4)	63	Director
Terrance H. Gregg (1) (3)	57	Director
Jay S. Skyler, M.D., MACP	59	Director
Joseph P. Sullivan (2) (4)	63	Director
Thomas R. Testman (2)	69	Director
James N. Wilson (1) (3)	62	Director
Daniel M. Bradbury	44	Chief Operating Officer
Alain D. Baron, M.D.	52	Senior Vice President, Research
Dwayne M. Elwood	57	Senior Vice President, Marketing
Orville G. Kolterman, M.D.	58	Senior Vice President, Clinical and Regulatory Affairs
Roger Marchetti	47	Senior Vice President, Human Resources and Corporate Services
Craig A. Eberhard	46	Vice President, Sales
Mark G. Foletta	45	Vice President, Finance and Chief Financial Officer
Lloyd A. Rowland	49	Vice President, Legal, General Counsel, Secretary and Chief Compliance Officer
Gregg Stetsko, Ph.D.	49	Vice President, Operations

(1)           Member of the Compensation and Human Resources Committee.

(2)           Member of the Audit Committee.

(3)           Member of the Nominating and Governance Committee.

(4)           Member of the Finance Committee.

Ms. Graham has been our President and Chief Executive Officer since September 2003. Ms. Graham has served as a director since November 1995 and currently serves on the Finance Committee. She previously served on the Audit Committee and the Nominating and Governance Committee. From February 2000 until June 2003, Ms. Graham held various positions with Guidant Corporation, notably as Advisor to the President, Group Chairman; Office of the President; and President of the Vascular Intervention Group and Vice President. Ms. Graham held various positions with Eli Lilly and Company from 1979 to 1992 including sales, marketing and strategic planning positions. She serves on the board of directors of the Pharmaceutical Research and Manufacturers of America, the California Healthcare Institute, the Harvard Business School Health Advisory Board, the Harvard Business School Dean’s Advisory Board, the Advisory Board for the Kellogg Center for Executive Women, the Advisory Board for the California Council on Science and Technology, and the University of California, San Diego Health Sciences Advisory Board. Ms. Graham received an M.B.A. from Harvard University.

Mr. Cook has been our Chairman of the Board since March 1998. He currently serves as chair of our Finance Committee. He served as Chief Executive Officer from March 1998 until September 2003. From 1994 to 1998, Mr. Cook served as a member of our Board and a consultant to us. Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company. He also serves as a director of Corcept Therapeutics Incorporated. Mr. Cook is also a founder of Mountain Group Capital, LLC, Clinical Products, Inc., and Mountain Ventures, Inc. Mr. Cook also serves as Chairman of the Advisory Board of the College of Engineering, University of Tennessee, on the Board of Trustees for Louisville Presbyterian Theological Seminary and the Board of Mercy Ministries, Inc. He formerly served as Vice-Chairman of the Board of the American Diabetes Research Foundation. Mr. Cook retired as a Group Vice President of Eli Lilly and Company in 1993 after more than 28 years of service. Mr. Cook received a B.S. in Engineering from the University of Tennessee.

Mr. Bryson has served as a director since July 1999 and serves as the chair of our Nominating and Governance Committee and on the Compensation and Human Resources Committee. Mr. Bryson was a thirty-two year employee of Eli Lilly and Company and retired as its President and Chief Executive Officer in 1993. He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly’s board of directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996. Mr. Bryson is President of Clinical Products, Inc., which develops and markets medical foods for people with diabetes and obesity. He serves on the board of directors of AtheroGenics, Inc., Chiron Corporation and ICOS Corporation. Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

Ms. Eastham has served as a director since September 2005 and serves on the Audit Committee. She has over 25 years experience in financial and operations management, primarily in life sciences companies. She currently serves as Executive Vice President and Chief Operating Officer, and as a member of the Board of Trustees of the Burnham Institute for Medical Research, a non-profit corporation engaged in basic biomedical research and the home to three research centers – a Cancer Center, the Del E. Webb Center for Neuroscience and Aging and a Center for Research on Infectious and Inflammatory Diseases. From April 1999 to May 2004, Ms. Eastham served as Senior Vice President, Finance, Chief Financial Officer, and Secretary of Diversa Corporation. She previously held similar positions with CombiChem, Inc., a computational chemistry company, and Cytel Corporation, a biopharmaceutical company. Ms. Eastham also held several positions, including Vice President, Finance, at Boehringer Mannheim Corporation, from 1976 to 1988. Ms. Eastham also serves as a director for Tercica, Inc., Illumina, Inc., and SGX Pharmaceuticals, Inc. Ms. Eastham received a B.S. and an M.B.A. from Indiana University and is a Certified Public Accountant and a Certified Director.

Dr. Gavin has served as a director since December 2005 and serves on the Nominating and Governance Committee. Dr. Gavin is currently the interim Chief Executive Officer of MicoIslets, Inc. and is Clinical Professor of Medicine, Emory University School of Medicine. He also serves as Executive Vice President for Clinical Affairs, Healing Our Village, Inc. He was President of the Morehouse School of Medicine from 2002 to 2004. Dr. Gavin is a member of the board of directors of Baxter International Inc., Anastasia Marie Laboratories, Inc., dLife, Inc., and MicroIslets, Inc. Dr. Gavin was Chairman of the board of directors of Equidyne Corporation from August 2001 to 2003. He was also a member of the board of directors of Taste for Living, Inc. from 1999 to 2002. From 1991 to 2002, Dr. Gavin was the Senior Scientific Officer of the Howard Hughes Medical Institute. From 2002 until 2005, he served as National Chairman of the National Diabetes Education Program. He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School. Dr. Gavin has received numerous civic and academic awards and honors.

Mr. Greene is our co-founder and has served as a director since our inception in 1987. Mr. Greene serves on the Audit Committee and the Finance Committee. Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over two decades, including three companies for which he served as chief executive officer. From 1987 to 1996, Mr. Greene served as our Chief Executive Officer. From 1986 until 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech from 1979 until its acquisition by Eli Lilly and Company in 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is a director of Biosite Incorporated. Mr. Greene received an M.B.A. from Harvard University.

Mr. Gregg has served as a director since October 2001 and serves on the Compensation and Human Resources Committee and the Nominating and Governance Committee. Mr. Gregg is associated with Galen-Partners, a venture capital firm, as a Special Ventures Partner. Until September 2004, Mr. Gregg served as a senior advisor to the diabetes business of Medtronic, Inc., a medical technology company. He had served in this capacity since he retired in 2002 as Vice President of Medtronic and as President of Medtronic MiniMed, positions he had held since 2001. Mr. Gregg previously served as President and Chief Operating Officer of Minimed Inc. from 1996 until its acquisition by Medtronic in 2001. Mr. Gregg joined Minimed as Vice President of Regulatory Affairs and Clinical Research in 1994 and in 1995 was promoted to Executive Vice President, Operations. Prior to joining Minimed, Mr. Gregg spent the preceding nine years as Vice President of Governmental Affairs for Ioptex Research, the ophthalmic surgical products subsidiary of Smith & Nephew, PLC. Prior to joining Ioptex Research, Mr. Gregg was responsible for Regulatory Affairs,

Clinical Research and Quality Assurance for divisions of Allergan, Inc. Mr. Gregg serves on the board of directors of Vasogen, Inc., LMS Medical Systems, Ltd., and DexCom, Inc. Mr. Gregg is also an Ambassador to the President of the University of Southern California, and formerly served as the Chairman of the American Diabetes Association Research Foundation Board. Mr. Gregg received a B.S. in Zoology from Colorado State University.

Dr. Skyler has served as a director since August 1999. He is Professor of Medicine, Pediatrics and Psychology, in the Division of Endocrinology Diabetes and Metabolism; and Associate Director for Academic Programs at the Diabetes Research Institute; all at the University of Miami Miller School of Medicine in Florida, where he has been employed since 1976. He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases of the Type 1 Diabetes TrialNet clinical trial network, and serves on the board of directors of DexCom, Inc. Dr. Skyler has served as President of the American Diabetes Association and as Vice President of the International Diabetes Federation. Dr. Skyler serves on the editorial board of several diabetes and general medicine journals. He received his B.S. from Pennsylvania State University, his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

Mr. Sullivan has served as a director since September 2003 and serves on the Audit Committee and the Finance Committee. Mr. Sullivan is currently Chairman of the Board of Advisors of RAND Health and Vice Chairman of the Board of the UCLA Medical Center. From 2000 to 2003, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of Protocare, Inc. From 1993 to 1999, he served as Chairman, Chief Executive Officer and a director of American Health Properties, Inc. For the previous twenty years, Mr. Sullivan was an investment banker with Goldman Sachs. Mr. Sullivan also currently serves on the board of directors of Covenant Care, Inc. (a private nursing home company) and Health Care Property Investors, Inc. (a real estate investment trust). Mr. Sullivan received his M.B.A. from Harvard University and his J.D. from the University of Minnesota Law School.

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

Mr. Wilson has served as a director since March 2002 and serves as the chair of our Compensation and Human Resources Committee and on the Nominating and Governance Committee. He is a director and Chairman of the Board of both Corcept Therapeutics Inc. and NuGEN, Inc. From 1996 to 2001, Mr. Wilson was Chairman of the Board of Amira Medical, Inc. From 1990 to 1994, Mr. Wilson served as President and Chief Operating Officer of Syntex Corporation. Prior to 1990, he served in various senior management positions, including Chief Executive Officer for Neurex Corporation and LifeScan, Inc. Mr. Wilson serves on the board of directors of the Palo Alto Medical Foundation, A Stepping Stone Foundation (pre-school education) and the Insight Prison Project. Mr. Wilson received his B.A. and M.B.A. from the University of Arizona.

Mr. Bradbury has served as our Chief Operating Officer since June 2003, and previously served as Executive Vice President since June 2000. He previously served as Senior Vice President, Corporate Development from April 1998 to June 2000 and as Vice President of Marketing from 1995 to 1998. From 1994 to 1995, Mr. Bradbury, a native of the United Kingdom, served as Director of Marketing for Amylin Europe Limited. Prior to joining us, Mr. Bradbury was employed by SmithKline Beecham Pharmaceuticals from 1984 to 1994, where he held a number of positions, most recently as Associate Director, Anti-Infectives in the Worldwide Strategic Product Development Division. He is a director of Illumina, Inc. and two privately held biotechnology companies. Mr. Bradbury is a member of the Royal Pharmaceutical Society of Great Britain and serves on the Advisory Council of the Keck Graduate Institute and the University of California-San Diego Leadership Council. He received a Bachelor of Pharmacy from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education.

Dr. Baron has served as our Senior Vice President, Research since September 2004, and previously served as Senior Vice President, Clinical Research since June 2002. He previously served as Vice President, Clinical Research since December 1999. Dr. Baron has been clinical Professor of Medicine at the University of California, San Diego, and Clinical VA Staff Physician at the VA Medical Center, San Diego, since 2001. From 1989 to 2000, Dr. Baron worked for the Indiana University School of Medicine, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism. Earlier, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at the University of California, San Diego, and the Veterans Administration Medical Center in San Diego. He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several awards from the American Diabetes Association, and is a current National Institutes of Health MERIT award recipient. He earned his M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

Mr. Elwood has served as Senior Vice President, Marketing since January 2003. Prior to joining us, Mr. Elwood served as a consultant to various pharmaceutical companies and other companies regarding pharmaceutical industry matters from November 2001 to January 2003. He served as Senior Vice President, Marketing and Sales at Corixa Corporation from December 2000, when Corixa acquired Coulter Pharmaceuticals, Inc., to November 2001. Mr. Elwood served in various positions at Coulter from 1997 until its acquisition by Corixa, including as Chief Commercial Officer beginning in 1999, and Senior Vice President, Marketing and Sales beginning in 1997. Earlier, Mr. Elwood served as Executive Director, New Product Development from 1990 to 1995, and Vice President, New Product Development from 1995 to 1997 for Ortho-McNeil Pharmaceutical, a division of Johnson & Johnson. From 1983 to 1990, Mr. Elwood served in various positions at Bristol-Myers Squibb Company. He received his B.S. in Business Administration, with a special emphasis in Marketing and Accounting, from California State University.

Dr. Kolterman has served as Senior Vice President, Clinical and Regulatory Affairs since August 2005. Dr. Kolterman previously served as Senior Vice President, Clinical Affairs from February 1997 to August 2005, Vice President, Medical Affairs from 1993 to 1997, and Director, Medical Affairs from 1992 to 1993. From 1983 to 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989, he has been Adjunct Professor of Medicine at the University of California, San Diego. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the Diabetes Control and Complications Trial Study Group and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study. He is also a past-president of the California Affiliate of the American Diabetes Association. Dr. Kolterman earned his M.D. from Stanford University School of Medicine.

Mr. Marchetti has served as our Senior Vice President, Human Resources and Corporate Services since November 2005. Prior to joining us, he served as Vice President, Human Resources for Guidant Corporation from July 2002 to October 2005. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human Resources for Guidant’s Vascular Intervention group, and served as Guidant’s first Corporate Controller and Chief Accounting Officer from 1994 to 1999. He joined Eli Lilly and Company’s Medical Devices and Diagnostics division in 1988. In 1992, he became Financial Manager of Lilly’s pharmaceutical manufacturing operations in Indianapolis. From 1980 to 1986, he was with the audit staff of Touche Ross & Co. (currently Deloitte). He is a Certified Public Accountant, and a graduate of LaSalle University in Philadelphia. He also received a MBA from the Ross School of Business at the University of Michigan.

Mr. Eberhard has served as Vice President, Sales since May 2003. Prior to joining us, Mr. Eberhard was Regional Vice President, Sales, at Pharmacia Corporation, for which he had worked for 21 years. During his career with Pharmacia Corporation and its related pre-merger companies, he held positions in sales, sales management, corporate training, sales operations, and managed care before assuming the Vice President, Sales position. Mr. Eberhard received his B.S. in Biology from California Lutheran University.

Mr. Foletta has served as Vice President, Finance and Chief Financial Officer since March 2000. Mr. Foletta previously served as a Principal of Triton Group Management, Inc. from 1997 to 2000. From 1986 to 1997, Mr. Foletta held a number of management positions with Intermark, Inc. and Triton Group Ltd., the most recent of which was Senior Vice President, Chief Financial Officer and Corporate Secretary. From 1982 to 1986, Mr. Foletta was with Ernst & Young, most recently serving as an Audit Manager. He is a director of Anadys Pharmaceuticals, Inc. Mr. Foletta earned his B.A. in Business Economics from the University of California, Santa Barbara. He is a Certified Public Accountant and a member of the Financial Executives Institute.

Mr. Rowland has served as our Vice President, Legal, General Counsel, and Secretary since September 2001. In 2005, he was also appointed Chief Compliance Officer. Prior to joining us, Mr. Rowland served in various positions at Alliance Pharmaceutical Corp., including as Vice President beginning in 1999, Secretary beginning in 1998 and General Counsel and Assistant Secretary beginning in 1993. Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson. He received a J.D. from Emory University.

Dr. Stetsko was appointed Vice President, Operations in September 2004. Dr. Stetsko previously served as Vice President, Product Development since July 2002, and as Executive Director of Preclinical and Product Development from September 2000 to July 2002. Prior to joining us, from 1999 to 2000 he was an independent consultant providing regulatory, quality assurance and product development support to biotech companies. From 1994 to 1999, Dr. Stetsko was responsible for product development at Ligand Pharmaceuticals, most recently as the Senior Director of Pharmaceutical and Analytical Development. From 1987 to 1994, he held a number of management positions at Sterling Winthrop, most recently Associate Director of Pharmaceutical Sciences. Prior to employment at Sterling Winthrop, from 1983 to 1987, Dr. Stetsko was a senior research scientist at Sandoz, Ltd. He received his B.S. in Pharmacy from the University of Rhode Island and his Ph.D. in Industrial and Physical Pharmacy from Purdue University.

Item 1A. Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the historical information contained herein or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this annual report on Form 10-K. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

We have a history of operating losses, anticipate future losses, and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $206.8 million in 2005, $157.2 million in 2004 and $122.8 million in 2003. As of December 31, 2005, we had an accumulated deficit of approximately $1.0 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. We may not succeed in commercializing BYETTA or SYMLIN, or any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function in the immediate future for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

Prior to the launch of BYETTA and SYMLIN, we had never sold or marketed our own products. Our ability to generate product revenue in the foreseeable future will depend solely on the commercialization of these products. The successful commercialization of BYETTA and SYMLIN will depend on many factors, including the following:

•  acceptance of these first-in-class medicines by the medical community, patients receiving therapy and third party payors;

•  a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•  successfully building and sustaining manufacturing capacity to meet demand;

•  the competitive landscape for approved and developing therapies that will compete with the products; and

•  our ability to expand the indications for which we can market the products.

If we encounter safety issues with BYETTA or SYMLIN or any other drugs we market or fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could cause us to discontinue marketing those drugs, reduce our revenues and harm our ability to generate future revenues, which would negatively impact our financial position.

BYETTA and SYMLIN, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any of our marketed drugs by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time does the drug become suspect as having a causal relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition.

Moreover, the marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. Manufacturing facilities that manufacture drug products for the U.S. market, whether they are located inside or outside the United States, are subject to biennial inspections by the FDA and must comply with the FDA’s cGMP regulations. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

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

We do not manufacture our own drug products or drug candidates and may not be able to obtain adequate supplies, which could cause delays, subject us to product shortages, or reduce product sales.

The manufacturing of sufficient quantities of new and/or approved drug candidates is a time-consuming and complex process. We currently have no manufacturing capabilities. In order to successfully commercialize our products, including BYETTA and SYMLIN, and continue to develop our drug candidates, including exenatide LAR, we need to contract or otherwise arrange for the necessary manufacturing.

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us. If we are not able to arrange for and maintain third-party manufacturing on commercially reasonable terms, or we lose one of our sole source suppliers used for our existing products or for some components of our manufacturing processes for our products or drug candidates, we may not be able to market our products or complete development of our drug candidates on a timely basis, if at all.

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

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to timely deliver sufficient quantities of BYETTA or SYMLIN, our ability to successfully commercialize our products will be diminished. Likewise, if any of our existing or future manufacturers cease to manufacture or are otherwise unable to timely deliver sufficient quantities of BYETTA, SYMLIN, exenatide LAR or our other drug candidates, in either bulk or dosage form, or other product components, including pens for the delivery of these products, we may need to engage additional manufacturers, so that we will be able to continue our commercialization and development efforts for these products or drug candidates. The cost and time to establish these new manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to market our products, subject us to product shortages, reduce product sales, and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could also harm our reputation in the medical and patient communities.

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long-term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of BYETTA in cartridges. Currently, Baxter’s manufacturing process for BYETTA cartridges is undergoing validation. We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges. We have long-term agreements with Bachem and Lonza for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN and used in our treatment of obesity with pramlintide development program. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We have a long-term agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of disposable pens for delivery of SYMLIN in cartridges. Our manufacturers have not produced BYETTA or SYMLIN for commercial use for a sustained period of time. As such, additional unforeseeable risks may be encountered as we, together with our manufacturers, continue to develop familiarity and experience with regard to manufacturing our products. Furthermore, we and the other manufacturers used for our drug candidates may not be able to produce supplies in commercial quantities if our drug candidates are approved. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. Therefore, we may not be able to obtain supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must design, construct, validate and license a new facility.  We will depend upon Alkermes and Parsons to assist us in the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all.  In addition, we will depend upon Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR.  While Alkermes has manufactured exenatide LAR in small quantities for use in clinical trials, we cannot assure you that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all. In addition, we are dependent upon Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide LAR. We also will need to obtain sufficient supplies of diluent necessary for commercial manufacture of exenatide LAR. If we, together with Alkermes, are unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval. With respect to BYETTA, SYMLIN, or any of our potential drug candidates, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

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

•  the costs of manufacturing BYETTA, SYMLIN, exenatide LAR, and our other drug candidates;

•  the time and costs involved in designing, constructing, validating and licensing a facility to manufacture exenatide LAR;

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

•  our ability to establish one or more development or commercialization arrangements for our drug candidates;

•   the acquisition and implementation cost of any potential realized licenses or acquisitions;

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

Our initial target patient population for BYETTA is people with diabetes who have not achieved adequate glycemic control using metformin, a sulfonylurea or both two common oral therapies. Our target population for SYMLIN is people with either type 2 or type 1 diabetes whose therapy includes multiple mealtime insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products are available or in development to treat type 2 diabetes, including:

•  sulfonylureas;

•  metformin;

•  insulins, including injectable and inhaled versions;

•  glinides;

•  PPARS;

•  DPP-IV inhibitors;

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

We are substantially dependent on our collaboration with Lilly for the development and commercialization of BYETTA and dependent on Lilly and Alkermes for the development of exenatide LAR.

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals outside the United States for BYETTA and exenatide LAR. Our collaboration with Lilly may not continue or result in successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing and commercializing BYETTA or sustained-release formulations of BYETTA, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our development programs for these compounds. We are also dependent on Alkermes for the development of exenatide LAR. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance. We cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in large enough quantities to be economical, otherwise known as manufacturing scale-up. If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•   we may be unable to complete our development programs for exenatide LAR, the treatment of obesity with pramlintide, or AC2592;

•   we may have to delay or terminate our planned filings for regulatory approval;

•   we may not have the financial resources to continue research and development of any of our drug candidates; and

•   we may not be able to enter into additional collaborative arrangements.

In addition, Lilly may terminate our collaboration for the development and commercialization of BYETTA and sustained-release formulations of exenatide at any time on 60 days’ notice. Moreover, if the FDA does not accept for filing an NDA for a sustained-release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we may receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.

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

Our ability to enter into and maintain third-party relationships is important to our successful development and commercialization of BYETTA, SYMLIN, and our other drug candidates and to our potential profitability.

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

With respect to BYETTA and, if approved, exenatide LAR, Lilly is co-promoting within the United States. If Lilly ceased commercializing BYETTA or, if approved, exenatide LAR, for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

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

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include:

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

As of December 31, 2005, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 46% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2004, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2006
First Quarter through March 1, 2006	$45.79	$35.58

Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15

Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Given the uncertainty of our future funding, the successful commercialization of BYETTA and SYMLIN and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

•  our financial results;

•  clinical study results;

•  determinations by regulatory authorities with respect to our drug candidates;

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

•  governmental policy or regulation, including with respect to pricing and reimbursement  .

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2005, we occupied approximately 360,000 square feet of office and laboratory space. Our leases on a majority of these properties expire in 2015. We also maintain small offices in Boulder, Colorado, and Germany.

Our wholly-owned subsidiary, Amylin Ohio LLC, completed the purchase of an existing building and 26 acres of land located in West Chester, Ohio in December 2005. The building, once built out for the manufacture of exenatide LAR, will occupy approximately 150,000 square feet of manufacturing and office space.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ National Market under the symbol “AMLN.” The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on The NASDAQ National Market:

	High	Low
Year Ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15

Year Ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

The last reported sale price of our common stock on The NASDAQ National Market on March 1, 2006 was $43.90. As of March 1, 2006, there were approximately 760 shareholders of record of our common stock.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Net product sales	$86,713	$—	$—	$—	$—
Revenue under collaborative agreements	53,761	34,268	85,652	13,395	—
Total revenues	140,474	34,268	85,652	13,395	—

Costs and expenses:
Cost of goods sold	14,784	—	—	—	—
Research and development	132,128	119,558	149,431	94,456	49,601
Selling, general and administrative	171,520	66,958	56,761	25,334	20,469
Collaborative profit sharing	31,359	—	—	—	—
Acquired in-process research and development	—	—	3,300	—	—
Total costs and expenses	349,791	186,516	209,492	119,790	70,070
Net interest and other income (expense)	2,485	(4,909)	1,032	(3,392)	(1,902)
Net loss	(206,832)	(157,157)	(122,808)	(109,787)	(71,972)
Net loss per share — basic and diluted	$(1.96)	$(1.67)	$(1.33)	$(1.39)	$(1.09)
Shares used in calculating net loss per share — basic and diluted	105,532	94,054	92,396	79,106	65,927

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$443,423	$293,756	$269,776	$147,358	$46,574
Working capital	415,134	282,421	243,144	92,368	47,188
Total assets	568,046	357,800	311,045	168,545	63,527
Long-term obligations	399,112	403,233	202,425	88,234	58,073
Accumulated deficit	(1,004,328)	(797,496)	(640,339)	(517,531)	(407,744)
Total stockholders’ equity (deficit)	69,264	(87,370)	63,216	12,298	(3,483)

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

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005. It is approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but have not achieved adequate glycemic control.

We have an agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and any sustained-release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us and operating profits from products sold outside of the United States will be split 80% to Lilly and 20% to us. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.

We have a field force in excess of 400 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization, and diabetes care specialists.

In addition to our marketed products, our development pipeline includes late-stage programs for diabetes and obesity, and a Phase 2 program in cardiovascular disease. We are working with Alkermes and Lilly to develop a sustained release formulation of exenatide, which we refer to as exenatide LAR, to enable once-weekly administration of exenatide for the treatment of type 2 diabetes. We also have multiple early stage programs for diabetes and obesity, maintain an active discovery research program focused on novel peptide therapeutics, and are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and co-promotion agreements with each of Lilly and Reliant Pharmaceuticals, Inc. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At December 31, 2005, our accumulated deficit was approximately $1.0 billion.

At December 31, 2005, we had approximately $443.4 million in cash, cash equivalents and short-term investments. In February and September 2005 we completed public offerings of our common stock, generating net proceeds to us of approximately $190 million and $152 million, respectively. We do not expect to generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory costs, research and development expenses and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We do not offer our customers a general right of return. However, we will accept returns of products that are damaged or defective when received by the customer or for any unopened product during the period beginning six months prior to and up to 12 months subsequent to its expiration date. As BYETTA and SYMLIN are new products, we estimate product returns based on the experience of our collaborative partner and industry trends for other products with similar characteristics. Additionally, we consider several other factors in our estimation process including our internal sales forecasts, the expiration dates of product shipped and third party data to assist us in monitoring estimated channel inventory levels and prescription trends.

Allowances for product discounts arise from chargebacks and rebates, which currently include mandated discounts to government entities, contracted discounts with commercial payors, and discounts for prescription coupons. Chargebacks are discounts that occur when a contracted customer purchases directly from an intermediary wholesale purchaser. The contracted customer generally purchases the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to the Company the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for chargebacks is based on expected utilization of these programs and estimated wholesaler inventory levels. Rebates are amounts owed based on contractual agreements or legal requirements with private sector and public sector (e.g. Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. The allowance for rebates is based on expected patient usage and contractual terms. Prescription coupon discounts are amounts owed to pharmacies for redemption of coupons for a free prescription. We provide prescription coupons to physicians, who in turn distribute these coupons to patients. Patients may redeem the coupon at a pharmacy for a free prescription. We reimburse the pharmacy for the price it paid the wholesaler for the medicine. The allowance for prescription coupon discounts is based upon the number of unredeemed coupons in circulation and the expected redemption rate.

Inventories and Related Reserves

Inventories consist of raw materials, work-in-process and finished goods for SYMLIN and BYETTA. We maintain inventory reserves primarily for production failures and potential product expiration. The manufacturing processes for our products are complex. Deviations in the manufacturing process may result in production failures and additional inventory reserves. Obsolete inventory due to expiration may also result in additional inventory reserves. In estimating inventory obsolescence reserves, we analyze the shelf life, expiration dates and internal sales forecasts, each on a product-by-product basis.

Research and Development Expenses

Research and development costs are expensed as incurred and include: salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have historically not been material and are adjusted for in the period in which they become known.

Income Taxes

We have net deferred tax assets relating primarily to net operating loss carry forwards and research and development tax credits. Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods. Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have fully reserved for these deferred tax assets in our consolidated balance sheets at December 31, 2005 and 2004, respectively. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income in that same period.

Recently Issued Accounting Pronouncements

In December 2004, The Financial Accounting Standards Board, or “FASB”, issued SFAS 123(R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

SFAS 123(R)  may be adopted using one of the following two methods:

•         A “modified prospective” method in which cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R)  for all share-based payments granted after the effective date of SFAS 123(R)  and (b) based on the requirements of SFAS 123(R)  for all awards granted to employees before the effective date that remain unvested as of the effective date; or

•         A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R)  for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The requirements of SFAS 123(R)  are effective for us beginning January 1, 2006. We intend to adopt the requirements of SFAS 123(R) using the modified prospective method discussed above. The adoption of this standard is expected to increase operating expenses. We expect that stock compensation expense for 2006 will be between $50 and $60 million with the significant majority included in research and development and selling, general and administrative expenses. The actual amount of stock option expense we record for 2006 will depend on the timing and number of options granted in 2006 and underlying marketing conditions at the time of such grants.

Research and Development Programs

Currently, our research and development efforts are focused on programs for the treatment of diabetes, obesity and cardiovascular disease in various stages of development. From inception through 1998, we devoted substantially all of our research and development efforts to SYMLIN. Beginning in 1999, our research and development costs started to include costs for our other drug candidates, primarily BYETTA and exenatide LAR and in 2004 we initiated our program for the treatment of obesity with pramlintide. As we continue to expand our pipeline, our investment in other programs will continue to increase.

The drug development process in the U.S., from discovery through regulatory approval, takes an average of 12 years according to recent industry reports. The process includes several steps defined by the FDA. The process begins with discovery and preclinical evaluation leading up to the submission of an IND to the FDA, which allows for the initiation of the clinical evaluation in humans of a potential drug candidate. Clinical evaluation is typically comprised of three phases of study: Phase 1, Phase 2 and Phase 3. Generally, the majority of a drug candidate’s total development costs are incurred during Phase 3, as these trials are typically the longest and largest trials conducted during the drug development process. Successful completion of Phase 3 clinical testing is followed by the submission of an NDA to the FDA for marketing approval. It is not uncommon for the FDA to request additional data following its review of an NDA, which can significantly increase the drug development timeline and expenses. Following initial regulatory approval for a drug candidate, companies generally initiate additional clinical trials aimed at expanding product labeling and market potential.

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

The following table provides historical information regarding our research and development expenses for our major projects (in millions):

	Year ended December 31,
	2005	2004	2003
BYETTA	$27.7	$40.0	$80.1
SYMLIN	21.1	15.8	27.3
Phase 2 programs	33.7	22.1	7.8
Early stage programs and research	25.5	12.2	12.2
Unallocated	24.1	29.5	22.0
	$132.1	$119.6	$149.4

BYETTA

We began selling BYETTA in the United States in June 2005. In November 2005, we announced the positive results from a study of BYETTA used in addition to a common class of oral diabetes medication called thiazolidinediones (or TZDs), in people with type 2 diabetes who were not achieving adequate blood sugar control. Results from this study formed the basis of our Supplemental

New Drug Application, or sNDA, submission to the FDA in the first quarter of 2006. This sNDA seeks to expand our label to include patients who are taking TZDs and have inadequate glycemic control. Additional development activities planned for BYETTA in 2006 include the initiation of a clinical study evaluating BYETTA for use as a monotherapy for patients with type 2 diabetes.

The timing of material net cash inflows from our BYETTA development program is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

SYMLIN

We began selling SYMLIN in the United States in April 2005. In 2005, we commenced a controlled, open-label study to evaluate SYMLIN use in clinical practice, and intend to enroll approximately 1,200 patients over the two years of the study. In the fourth quarter of 2005, we also commenced a study to evaluate the addition of SYMLIN at mealtime for patients who are on a stable regimen of once-daily basal insulin. Our planned 2006 development activities for SYMLIN include the continuation of these studies, the initiation of a small pharmacokinetic study in pediatric age patients with type 1 diabetes (age 12 to 16) and the continued development of a disposable pen for the delivery of SYMLIN in cartridges.

The timing of material net cash inflows from SYMLIN is dependent upon market acceptance following its commercial launch in the second quarter of 2005 and the other factors described in this report.

Development Programs

We currently have late-stage development programs in diabetes and obesity and a Phase 2 program in cardiovascular disease. In diabetes, we are studying exenatide LAR, a sustained-release formulation of BYETTA. We recently completed a Phase 2 multi-dose study of exenatide LAR, utilizing a once-a-week dosing regimen. Results from this study demonstrated that both doses of exenatide LAR were well tolerated, expected therapeutic blood levels of exenatide were achieved, and dose-dependent improvements in A1C and weight were observed.

We are developing exenatide LAR in collaboration with Lilly and Alkermes. Pursuant to our amended development and license agreement with Alkermes for exenatide LAR, Alkermes is responsible for manufacturing exenatide LAR for use in clinical trials and we are responsible for commercial scale manufacture of exenatide LAR. We are working with Alkermes and Parsons Corporation to establish a manufacturing facility for commercial production of exenatide LAR, which we expect to complete in stages through 2008. Additional development activities planned for exenatide LAR in 2006 include the initiation of a long-term, open-label, randomized study to evaluate its safety and efficacy.

In obesity, we are studying pramlintide acetate, the active ingredient contained in SYMLIN. We submitted an IND to the FDA for pramlintide acetate for the treatment of obesity in the second quarter of 2005, and we commenced a 400-patient Phase 2 dose-ranging study of pramlintide acetate for obesity in the second quarter of 2005. In February 2006, we reported positive results from this study.

In cardiovascular disease, we have a Phase 2 program for AC2592 (GLP-1) for the treatment of congestive heart failure. We submitted an IND for AC2592 in the second half of 2004 and initiated a Phase 2 study in the fourth quarter of 2004. We expect to complete this study in 2006.

Early-stage Programs and Research

In addition to our late-stage development programs in diabetes and obesity and our Phase 2 program in cardiovascular disease, we have a research and Phase 1 program studying AC162352 (PYY 3-36) for potential utility as a treatment for obesity. We also have early-stage programs in diabetes and obesity. In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program from Amgen, Inc. We plan to further explore leptin’s utility in treating metabolic disorders. We also maintain a discovery research program focused on novel peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Results of Operations

Net Product Sales

Net product sales were $86.7 million in 2005 and consisted of shipments of BYETTA and SYMLIN to wholesale customers, less distribution service fees and allowances for product discounts and returns. There were no net product sales in 2004 or 2003 as these products were not approved for sale until 2005. Net product sales for BYETTA and SYMLIN for the year ended December 31, 2005 were $75.2 million and $11.5 million, respectively

Revenues under Collaborative Agreements

The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Year ended December 31,
	2005	2004	2003
Amortization of up-front payments	$4.3	$4.4	$42.1
Recognition of milestone payments	35.0	5.0	30.0
Cost-sharing and co-promotion payments	14.5	24.9	13.6
	$53.8	$34.3	$85.7

Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our collaboration agreement with Lilly, and consists of the amortization of up-front payments, milestone payments, cost-sharing payments and co-promotion payments.

The amortization of up-front payments relates to an $80 million non-refundable payment made by Lilly in September 2002, upon the signing of our collaboration agreement. In connection with this agreement we agreed to incur the first $101.2 million of development costs following the date of the agreement. Accordingly, we recorded 100% of the first $101.2 million of U.S. development costs for exenatide, whether incurred by us or by Lilly, and we recorded as revenue approximately 50% of these development costs through an amortization of $50 million of the up-front payment, which amortization was completed during the third quarter of 2003. The remaining $30 million is being amortized to revenues ratably over a seven-year period, which represents our estimate of the period of our performance of significant development activities under the agreement.

Milestone payments relate to certain development and commercialization events defined in the exenatide collaboration agreement. We recognize milestone payments as revenue upon the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost sharing payments consist of amounts payable by Lilly to us to equalize development expenses under our collaboration agreement. Subsequent to the first $101.2 million of development expenses following the signing of our collaboration agreement, Lilly became responsible to fund, on an ongoing basis, 50% of development costs in the United States and 80% of development costs outside of the United States. While we continue to lead exenatide development efforts in the United States, Lilly also incurs exenatide development expenses and makes cost-sharing payments to us to equalize development costs, which are recorded as revenues under collaborative agreements in the period in which the related development expenses are incurred.

Co-promotion payments consist of small amounts of revenue earned pursuant to previous co-promotion agreements.

The $19.5 million increase in revenue under collaborative agreements in 2005, as compared to 2004, primarily reflects an increase in milestone revenue due to the recognition of $35 million of milestones earned in connection with the regulatory approval and commercial launch of BYETTA in the United States, of which $30 million was received in 2005, partially offset by a reduction in cost-sharing revenue due to lower development expenses for BYETTA in 2005 as compared to 2004.

The $51.4 million reduction in revenue under collaborative agreements in 2004, as compared to 2003, reflects a shift in the relative proportion of total development expenses related to exenatide recorded by us and by Lilly and a reduction in milestone revenue. Milestone revenue in 2004 consists of a $5 million payment from Lilly in connection with the results of a clinical study comparing exenatide to insulin glargine in the third quarter of 2004. Milestone revenue in 2003 consisted of a $30 million payment from Lilly following the completion of the pivotal Phase 3 trials for exenatide in the fourth quarter of 2003.

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize U.S. development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment.

Cost of Goods Sold

Cost of goods sold was $14.8 million in 2005 and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN. There was no cost of goods sold for the years ended December 31, 2004 and 2003, as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005. Prior to regulatory approval of BYETTA and SYMLIN, certain indirect costs associated with the qualification of our inventory for commercial sale were expensed and recorded as research and development expenses. Beginning in the second quarter of 2005, we began including these costs in inventories and cost of goods sold.

Research and Development Expenses

Research and development expenses were $132.1 million, $119.6 million and $149.4 million in the years ended December 31, 2005, 2004 and 2003, respectively.

The $12.5 million increase in 2005 as compared to 2004 reflects increases of $13.3 million for our early stage programs and research, $11.6 million for our Phase 2 programs, and $5.3 million for our SYMLIN development expenses, partially offset by reductions of $12.3 million and $5.4 million for our BYETTA and unallocated research and development expenses, respectively.

The increase in our early stage programs and research reflects increased investments in our discovery research activities, increased costs associated with preclinical development of potential drug candidates and costs associated with an increased number of employees to support these activities.

The increase in expenses for our Phase 2 programs in 2005 as compared to 2004 primarily reflects costs associated with the clinical development of exenatide LAR and our obesity program for pramlintide. For exenatide LAR, this includes the recently completed multi-dose study and for our obesity program with pramlintide, this includes the recently completed dose-ranging study. The increase also reflects increased costs associated with manufacturing scale-up for exenatide LAR.

The increase in SYMLIN development expenses in 2005 as compared to 2004 primarily reflects increased clinical development costs associated with an ongoing open-label study evaluating SYMLIN use in clinical practice.

The decrease in BYETTA development expenses primarily reflects reduced clinical development costs following the completion of activities required to support regulatory approval of BYETTA in 2004, which included open-label extensions of the pivotal Phase 3 clinical studies for BYETTA and costs associated with manufacturing scale-up.

The decrease in unallocated research and development expenses in 2005 as compared to 2004 primarily reflects an increased emphasis on development activities in our late-stage, Phase 2 and early stage programs.

The $29.8 million decrease in 2004 compared to 2003 reflects reduced expenses of $40.1 million and $11.5 million for our BYETTA and SYMLIN development programs, respectively, partially offset by increased expenses of $14.3 million for our Phase 2 programs and a $7.5 million increase in unallocated research and development expenses.

The decrease in expenses in 2004 as compared to 2003 primarily reflects reduced clinical development costs following the completion of the pivotal Phase 3 trials for BYETTA in the fall of 2003. The decrease in SYMLIN expenses in 2004 as compared to 2003 primarily reflects reduced clinical development costs in 2004 clinical trials supporting a SYMLIN NDA submitted to the FDA in June 2003. The increase in expenses for our Phase 2 programs in 2004 as compared to 2003 primarily reflects increased clinical development costs for our obesity program with pramlintide and to a lesser extent increased development expenses for exenatide LAR.

The $7.5 million increase in unallocated research and development expenses in 2004 as compared to 2003 primarily reflects increased facilities costs, a portion of which are allocated to research and development expense.

Research and development expenses are expected to continue to increase for the year ended December 31, 2006 as compared to the same period in 2005. This expected increase reflects continued development of our late-stage programs for exenatide LAR and the treatment of obesity with pramlintide, clinical work to further our understand the utility of BYETTA and SYMLIN and the advancement of our early stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $171.5 million, $67.0 million, and $56.8 million in the years ended December 31, 2005, 2004, and 2003, respectively.

The $104.5 million increase in 2005 as compared to 2004 reflects the expansion of our commercial capabilities and additions to our business infrastructure to support the commercial launches of BYETTA and SYMLIN in 2005. This includes the hiring and training of our field force, expanded marketing and medical education activities, the establishment of customer service capabilities and related administrative support. We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, our selling, general and administrative expenses include our 50% share of these costs in the United States.

The $10.2 million increase in 2004 as compared to 2003 primarily reflects increased business support and facilities costs, and to a lesser extent increased pre-launch costs, primarily for BYETTA, incurred in preparation of the commercial launches of BYETTA and SYMLIN.

Selling, general and administrative expenses are expected to continue to increase for the year ended December 31, 2006, compared to the same period in 2005. This expected increase primarily reflects the full annual cost and potential expansion of our field force, the majority of which was added in the middle of 2005 following the regulatory approvals of BYETTA and SYMLIN.

Collaborative Profit Sharing

Collaborative profit sharing was $31.4 million for the year ended December 31, 2005, and consists of amounts due to Lilly for its share of the gross margin for BYETTA in the United States. There was no collaborative profit sharing for the years ended December 31, 2004 and 2003, as we began selling BYETTA in the second quarter of 2005.

Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and investments. Interest and other income was $13.2 million in 2005, $4.7 million in 2004, and $7.1 million in 2003. The increase in 2005 primarily reflects higher average cash balances available for investment and higher interest rates in 2005 as compared to 2004. The decrease in 2004 reflects the fact that in 2003 interest and other income included a one-time $3.6 million gain on early retirement of debt at a discount.

Interest and other expense consists primarily of interest expense resulting from long-term debt obligations and include interest payments and the amortization of debt interest costs. Interest and other expense was $10.7 million in 2005, $9.6 million in 2004 and $6.0 million in 2003. The increase in 2005 compared to 2004 reflects a full year of interest expense for the $200 million of 2.5% convertible senior notes issued in April 2004. The increase in 2004 reflects additional interest expense associated with the issuance $200 million of 2.5% convertible senior notes in April 2004.

Net Loss

Our net loss for the year ended December 31, 2005 was $206.8 million compared to $157.2 million in 2004 and $122.8 million in 2003. The increase in the net loss in 2005 compared to 2004 reflects the increased costs and expenses, partially offset by the increases in net product sales and revenue under collaborative agreements discussed above. The increase in the net loss in 2004 compared to 2003 primarily reflects the decrease in revenue under collaborative agreements, partially offset by the decrease in operating expenses discussed above.

We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. We also expect increased expenses associated with the commercialization of BYETTA and SYMLIN, as well as increased expenses associated with the continuation and potential expansion of our research and development programs, including our ongoing late-stage programs and our earlier stage development programs, expenses associated with the design and construction of our manufacturing facility, and related general and administrative support that may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public and private placements of common stock and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and reimbursement of SYMLIN development expenses through earlier collaboration agreements, and more recently, from sales of BYETTA and SYMLIN.

At December 31, 2005, we had $443.4 million in cash, cash equivalents and short-term investments compared to $293.8 million at December 31, 2004. The increase in our cash, cash equivalents and short-term investments in 2005 primarily reflects approximately $362.5 million provided by our financing activities, partially offset by $182.0 million used to fund operating activities and $29.6 million used for capital expenditures in 2005.

We used cash of $182.0 million, $162.9 million, and $143.4 million for our operating activities in the years ended December 31, 2005, 2004, and 2003, respectively. Our operating activities in 2005 benefited from a $30 million milestone payment from Lilly. In addition, operating activities in 2005 benefited from a net source of cash of $14.3 million from changes in our working capital, consisting of an increase in accounts payable, accrued expenses and other current liabilities of $57.7 million, partially offset by uses of cash due to increases in accounts receivable and inventories of $26.8 million and $9.6 million, respectively and a net use of cash of $7.0 million for other working capital changes. Our investing activities used $169.0 million, $53.8 million, and $128.3 million in the years ended December 31, 2005, 2004, and 2003, respectively. Investing activities in all three years consisted primarily of purchases and sales of short-term investments, but also included purchases of property and equipment and patent additions. Financing activities provided $362.5 million, $200.6 million, and $278.9 million in the years ended December 31, 2005, 2004, and 2003, respectively. Financing activities in 2005 include $342 million in net proceeds from public offerings of our common stock in February and September 2005 and proceeds from the exercise of stock options. These amounts consisted primarily of proceeds from sales of common stock and the issuance of convertible senior notes, partially offset by principal payments on notes payable and capital lease obligations.

We expect that our capital expenditures will increase significantly in future periods due primarily to costs associated with our plans to establish a manufacturing facility for exenatide LAR, which we expect to complete in phases through 2008 at an estimated cost of up to $150 million.

We may not generate positive operating cash flows for the next few years and our ability to do so will depend on many factors including the market acceptance and the amount of product sales we achieve for BYETTA and SYMLIN, costs to commercialize BYETTA and SYMLIN, costs associated with the continuation and potential expansion of our ongoing and recently acquired development programs, costs for related general and administrative support, and the other factors described in this annual report, including those discussed in Part I, Item 1A under the heading “Cautionary Factors That May Affect Future Results.”

We have a loan facility available from Lilly that, subject to certain defined development and regulatory events, over time could provide us up to $110 million to fund a portion of our development and commercialization costs for BYETTA. As of December 31, 2005, $72.5 million of this facility was available to us and there were no amounts outstanding. Any loans under this facility would be secured by some of our patents and other tangible assets and, at Lilly’s option, are convertible into our common stock if amounts remain outstanding for more than two years. Additionally, any loans under this facility must be executed prior to May 26, 2006, the first anniversary of BYETTA's product launch in the United States, at which point 50% of any outstanding loan amounts become due.

At December 31, 2005, we had outstanding long-term debt of $375 million. This amount includes $175 million aggregate principal amount of the 2.25% convertible senior notes issued in 2003 and due 2008, or the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at approximately $32.55 per share. Under certain circumstances, the 2003 Notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at specified redemption prices plus accrued and unpaid interest. The remainder of our long-term debt balance at December 31, 2005 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes issued in 2004 and due 2011, or the 2004 Notes. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of December 31, 2005 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$175,000	$—	$200,000
Interest on long-term debt	37,344	8,938	15,906	10,000	2,500
Inventory purchase obligations (1)	128,943	85,468	31,886	11,589	—
Capital lease obligations	14	14	—	—	—
Operating leases	72,872	10,999	20,417	14,867	26,589
Total (2)	$614,173	$105,419	$243,209	$36,456	$229,089

(1)   Includes $101 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice,

subject to reimbursement of costs incurred through the date of cancellation.

(2)   Excludes long-term obligation of $4.8 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We do not expect to make any significant milestone payments under these agreements within 12 months from the date of this annual report.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the commercialization of BYETTA and SYMLIN; our ability to effectively market BYETTA and SYMLIN; costs associated with an increase in our infrastructure; our ability to receive milestone payments or obtain access to loan amounts pursuant to our collaboration with Lilly; our ability and the extent to which we establish commercialization arrangements, outside of the United States, if any, for SYMLIN; our ability to progress with our pipeline development programs and other ongoing and new clinical and preclinical trials; progress in our other research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; changes in or new collaborative relationships; costs of manufacturing, including costs associated with obtaining and validating additional manufacturers of our products and scale-up costs for our drug candidates; costs associated with the establishment of an exenatide LAR manufacturing facility; the acquisition and implementation costs of potential licenses or acquisitions; and the need to repay existing indebtedness.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities, and therefore the risk of loss due to interest rate risk is considered to be immaterial. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. At December 31, 2005, the fair values of our 2003 Notes and 2004 Notes were $222.7 million and $262.0 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this annual report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the Company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting and to monitor ongoing developments in these areas.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amylin Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amylin Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amylin Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amylin Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 of Amylin Pharmaceuticals, Inc. and our report dated February 10, 2006 expressed an unqualified opinion thereon.

San Diego, California	/s/ ERNST & YOUNG LLP
February 10, 2006

Item 9B. Other Information

On March 6, 2006, the Compensation and Human Resources Committee of the Board of Directors of Amylin Pharmaceuticals, Inc. awarded cash bonuses to our “named executive officers” (as defined by SEC regulations) in respect of the officers’ and Amylin’s 2005 performance. The bonus awards were based on the achievement of commercialization objectives, pipeline advancement objectives, organizational effectiveness, and financial performance.  On the same date, the Committee also approved the 2006 base salaries for the named executive officers. The Committee annually evaluates the performance and determines the compensation of Amylin’s executive officers based on

•         the Committee’s assessment of the Company’s performance,

•         the Committee’s assessment of the officer’s achievement of established performance objectives, and

•         comparisons to market data from biopharmaceutical companies comparable to Amylin.

The Committee may change these salaries at any time. The 2005 bonuses and 2006 base salaries approved by the Committee are as follows:

Name	Title	2005 Bonus	2006 Base Salary
Ginger L. Graham	President and Chief Executive Officer	$400,000	$565,000
Daniel M. Bradbury	Chief Operating Officer	$174,200	$440,000
Alain D. Baron, M.D.	Senior Vice President, Research	$132,000	$375,380
Orville Kolterman, M.D.	Senior Vice President, Clinical and Regulatory Affairs	$110,000	$375,380
Dwayne Elwood	Senior Vice President, Marketing	$110,000	$303,850

In addition, the Committee established corporate objectives for 2006 for purposes of Amylin’s Executive Cash Bonus Plan (which was described in our Current Report on Form 8-K filed February 22, 2005) in which all named executive officers are eligible to participate.  The 2006 corporate objectives relate to commercialization and research and development objectives and apply to all participants under the Executive Cash Bonus Plan.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the caption of “Election of Directors,” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting of stockholders.

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2005 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	15,736	$17.47	4,614
Equity compensation plans not approved by securityholders	9	6.58	—
Total	15,745	14.47	4,614

The following equity compensation plans were in effect as of December 31, 2005 and were each adopted with the approval of our stockholders:  the 1991 Option Plan, the 2001 Equity Incentive Plan, the 2001 Employee Stock Purchase Plan, the 1994 Non-Employee Directors’ Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the Non-Employee Directors’ Deferred Compensation Plan.

Our stockholders were not asked to, and therefore did not, approve the individual compensation arrangement entered into in January 1995 with Joseph C. Cook, Jr., who served as our Chairman and Chief Executive Officer from 1998 to 2003, and continues to serve as an employee and as our Chairman. From 1994 to 1998, Mr. Cook served as a consultant to us under various consulting agreements pursuant to which he received cash compensation and was granted non-qualified stock options. In connection with one of his consulting agreements with us entered into in January 1995, we also entered into a phantom stock unit agreement with Farview

Management Co., L.P., a consulting firm of which Mr. Cook is a general partner. Pursuant to the phantom stock agreement, Farview received 9,000 phantom stock units, each representing the right to receive cash or shares of our common stock. The phantom stock agreement provides that on the date Mr. Cook ceases to be a consultant to or director of our Company, we will pay Farview the fair market value of the phantom stock units in cash or shares of our common stock, at our election. The fair market value of each phantom stock unit is to be determined based on the closing price per share of our common stock on The NASDAQ National Market on the last trading day prior to the date that Mr. Cook ceases to be a consultant to or director of our company.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption contained in “Ratification of Selection of Independent Auditors” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2) Financial Statement Schedules: The following Schedule is filed as part of this Form 10-K Annual Report:

Page Number
II. Valuation Accounts	F-21

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Index to Exhibits — See Item 15(c) below.

(b)  Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(14)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(20)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(19)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(19)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(27)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(23)	4.6	Indenture dated as of June 23, 2003, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(23)	4.7	Form of 2.25% Convertible Senior Note due 2008.
(23)	4.8	Registration Rights Agreement dated June 23, 2003, between Registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
(10)	4.9	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.

(11)	4.10	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(11)	4.11	Form of 2.50% Convertible Senior Note due 2011.
(11)	4.12	Registration Rights Agreement, dated as of April 6, 2004, between Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(16)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(5)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(12)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(21)	10.7	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).†
(4)	10.8	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(7)(2)	10.9	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(9)	10.10	Registrant’s Directors’ Deferred Compensation Plan.†
(24)	10.11	Registrant’s Directors’ Plan Stock Option Agreement, as amended. †
(12)	10.12	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(13)	10.13	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(17)(2)	10.14	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.
(18)(2)	10.15	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(8)	10.16	Registrant’s Change in Control Employee Severance Benefits Plan.†
(15)	10.17	Registrant’s 2001 Equity Incentive Plan.†
(20)(2)	10.18	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)(2)	10.19	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)(2)	10.20	Loan Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)	10.21	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)	10.22	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)	10.23	Security Agreement dated June 30, 2003, between the Registrant and Eli Lilly and Company.
(25)(2)	10.24	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(24)	10.25	Form of Registrant’s 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended. †
(24)	10.26	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(24)	10.27	Employment Agreement dated June 9, 2003, between Registrant and Ginger L. Graham. †
(26)(2)	10.28	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(28)(2)	10.29	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.
(28)(2)	10.30	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(29)	10.31	Sublease Agreement dated November 24, 2003, between Registrant and Bristol-Myers Squibb Company.
(29)	10.32	Lease Agreement dated November 14, 2003, between Registrant and ARE-9363/9373/9393 Towne Centre, LLC.
(30)(2)	10.33	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(30)(2)	10.34	Commercial Supply Agreement dated October 7, 2004 between Registrant and CP Pharmaceuticals Ltd.
(30)(2)	10.35	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(30)	10.36	Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements.
(31)	10.37	Description of Registrant’s Executive Cash Bonus Plan.
	10.38	Amendment to Development and License Agreement dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II*
(32)	10.39	Underwriting Agreement dated August 29, 2005, between Registrant and Goldman, Sachs & Co.
(33)(2)	10.40	Commercial Supply Agreement dated June 28, 2005, between Registrant and Bachem, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to page 47.
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(9)       Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

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

(15)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(16)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(17)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(19)     Filed as an exhibit on Form 8-K dated June 17, 2002, and incorporated herein by reference.

(20)     Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(21)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(22)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(23)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(24)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference .

(25)     Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference ..

(26)     Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(27)     Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(28)     Filed as an exhibit to Amendment 1 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(29)     Filed as an exhibit to Registrant s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(30)     Filed as an exhibit to Registrant s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(31)     Filed on Form 8-K dated February 15, 2005, and incorporated herein by reference.

(32)     Filed as an exhibit on Form 8-K dated September 1, 2005, and incorporated herein by reference.

(33)     Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

Date:	March 6, 2006

	By:	/s/Ginger L. Graham
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

Signatures	Title	Date

/s/ GINGER L. GRAHAM	President, Chief Executive Officer and Director	March 6, 2006
Ginger L. Graham	(Principal Executive Officer)

/s/ MARK G. FOLETTA	Vice President, Finance and Chief Financial Officer	March 6, 2006
Mark G. Foletta	(Principal Financial and Accounting Officer)

/s/ JOSEPH C. COOK, JR.	Chairman of the Board	March 6, 2006
Joseph C. Cook, Jr.

/s/ VAUGHN D. BRYSON	Director	March 6, 2006
Vaughn D. Bryson

/s/ KARIN EASTHAM	Director	March 6, 2006
Karin Eastham

	Director	March 6, 2006
James R. Gavin III, M.D., Ph.D.

/s/ HOWARD E. GREENE, JR.	Director	March 6, 2006
Howard E. Greene, Jr.

/s/ TERRANCE H. GREGG	Director	March 6, 2006
Terrance H. Gregg

/s/ JAY S. SKYLER, M.D.	Director	March 6, 2006
Jay S. Skyler, M.D.

/s/ JOSEPH P. SULLIVAN	Director	March 6, 2006
Joseph P. Sullivan

/s/ THOMAS R. TESTMAN	Director	March 6, 2006
Thomas R. Testman

/s/ JAMES N. WILSON	Director	March 6, 2006
James N. Wilson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amylin Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 10, 2006

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$72,026	$60,583
Short-term investments	371,397	233,173
Accounts receivable, net	26,784	—
Receivables from collaborative partners	—	5,770
Inventories, net	26,750	15,676
Other current assets	17,847	9,156
Total current assets	514,804	324,358

Property and equipment, net	42,050	20,739
Patents and other assets, net	3,687	3,258
Debt issuance costs, net	7,505	9,445
	$568,046	$357,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,046	$5,520
Accrued compensation	29,122	13,506
Other current liabilities	45,216	18,625
Current portion of deferred revenue	4,286	4,286
Total current liabilities	99,670	41,937

Deferred revenue, net of current portion	11,658	20,943

Other long-term obligations, net of current portion	12,454	7,290

Convertible senior notes	375,000	375,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.001 par value, 200,000 shares authorized, 110,531 and 94,489 issued and outstanding at December 31, 2005 and 2004	111	94
Additional paid-in capital	1,073,948	710,457
Accumulated deficit	(1,004,328)	(797,496)
Deferred compensation	—	(162)
Accumulated other comprehensive income	(467)	(263)
Total stockholders’ equity (deficit)	69,264	(87,370)
	$568,046	$357,800

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003

Revenues:
Net product sales	$86,713	$—	$—
Revenues under collaborative agreements	53,761	34,268	85,652
Total revenues	140,474	34,268	85,652

Costs and expenses:
Cost of goods sold	14,784	—	—
Research and development	132,128	119,558	149,431
Selling, general and administrative	171,520	66,958	56,761
Collaborative profit sharing	31,359	—	—
Acquired in-process research and development	—	—	3,300
Total costs and expenses	349,791	186,516	209,492

Operating loss	(209,317)	(152,248)	(123,840)

Interest and other income	13,214	4,696	7,079
Interest and other expense	(10,729)	(9,605)	(6,047)
Net loss	$(206,832)	$(157,157)	$(122,808)

Net loss per share — basic and diluted	$(1.96)	$(1.67)	$(1.33)

Shares used in computing net loss per share, basic and diluted	105,532	94,054	92,396

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	Common stock		Additional	Accumulated	Deferred	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	paid-in capital	deficit	compensation	income (loss)	(deficit)
Balance at December 31, 2002	81,979	$82	$530,023	$(517,531)	$(443)	$167	$12,298
Comprehensive loss:
Net loss	—	—	—	(122,808)	—	—	(122,808)
Unrealized gain on available-for-sale securities	—	—	—	—	—	125	125
Comprehensive loss	—	—	—	—	—	—	(122,683)
Issuance of common stock upon exercise of options and warrants	898	1	6,376	—	—	—	6,377
Issuance of common stock for other employee benefit plans	206	—	2,257	—	—	—	2,257
Stock-based compensation	—	—	84	—	—	—	84
Issuance of common stock in public offering, net	10,542	11	164,674	—	—	—	164,685
Deferred compensation related to stock options	—	—	65	—	(65)	—	—
Amortization of deferred compensation	—	—	—	—	198	—	198
Balance at December 31, 2003	93,625	94	703,479	(640,339)	(310)	292	63,216
Comprehensive loss:
Net loss	—	—	—	(157,157)	—	—	(157,157)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(555)	(555)
Comprehensive loss	—	—	—	—	—	—	(157,712)
Issuance of common stock upon exercise of options	667	—	4,554	—	—	—	4,554
Issuance of common stock for other employee benefit plans	197	—	2,462	—	—	—	2,462
Deferred compensation related to stock options	—	—	(38)	—	38	—	—
Amortization of deferred compensation	—	—	—	—	110	—	110
Balance at December 31, 2004	94,489	94	710,457	(797,496)	(162)	(263)	(87,370)
Comprehensive loss:
Net loss	—	—	—	(206,832)	—	—	(206,832)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(204)	(204)
Comprehensive loss							(207,036)
Issuance of common stock upon exercise of options	1,548	2	15,977	—	—	—	15,979
Issuance of common stock for other employee benefit plans	226	—	4,135	—	—	—	4,135
Stock-based compensation	—	—	433	—	—	—	433
Issuance of common stock in public offering, net	14,268	15	342,357				342,372
Deferred compensation related to stock options	—	—	589	—	162	—	751
Balance at December 31, 2005	110,531	$111	$1,073,948	$(1,004,328)	$—	$(467)	$69,264

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(206,832)	$(157,157)	$(122,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,487	7,307	5,136
Inventory reserve	(1,482)	(237)	2,186
Accrued interest added to note payable	—	—	2,701
Gain on early retirement of note payable	—	—	(3,567)
Other non-cash expenses	1,535	1,320	1,303
Changes in operating assets and liabilities:
Accounts receivable, net	(26,784)	—	—
Inventories	(9,592)	(3,598)	(4,207)
Receivables from collaborative partners	5,770	(4,979)	(791)
Other current assets	(8,607)	(2,904)	(3,137)
Accounts payable and accrued liabilities	57,733	(3,467)	15,820
Deferred revenue	(9,285)	(4,286)	(37,090)
Other assets and liabilities, net	5,075	5,148	1,049
Net cash used in operating activities	(181,982)	(162,853)	(143,405)

Investing activities:
Purchases of short-term investments	(491,927)	(237,735)	(335,756)
Sales and maturities of short-term investments	353,415	197,056	220,329
Purchases of equipment, net	(29,639)	(12,904)	(12,314)
Increase in patents	(897)	(211)	(546)
Net cash used in investing activities	(169,048)	(53,794)	(128,287)

Financing activities:
Proceeds from issuance of common stock, net	362,486	7,016	172,446
Proceeds from issuance of convertible debt, net	—	193,613	169,696
Principal payments on notes payable and capital leases	(13)	(14)	(63,250)
Net cash provided by financing activities	362,473	200,615	278,892

Increase (decrease) in cash and cash equivalents	11,443	(16,032)	7,200
Cash and cash equivalents at beginning of year	60,583	76,615	69,415
Cash and cash equivalents at end of year	$72,026	$60,583	$76,615

Supplemental disclosures of cash flow information:
Interest paid	$8,398	$6,563	$2,065

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico, LLC and Amylin Ohio LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection to wholesale distributors in the United States, who, in turn, sell primarily to retail pharmacies and government entities. Product sales are recognized upon shipment, which is when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for discounts, distribution fees and product returns at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

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

Collaborative Profit-Sharing

Collaborative profit-sharing represents Lilly’s share of the gross margin for Byetta sales in the United States.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipments are included in cost of goods sold in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials and delivery devices; and a portion of facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

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

The Company is also subject to credit risk from its accounts receivable related to product sales. The Company sells its products in the United States primarily to wholesale distributors, the top three of which represented approximately 92% of net product sales in 2005 and 93% of the accounts receivable balance at December 31, 2005. The Company evaluates the credit worthiness of its customers and generally does not require collateral. The Company has experienced no losses on uncollectible accounts receivable to date.

The Company relies on third-party manufacturers for the production of its products and drug candidates. If the Company’s third-party manufacturers are unable to continue manufacturing its products and/or drug candidates, or if the Company loses one of its sole source suppliers used in its manufacturing processes, the Company may not be able to meet market demand for its products and could be materially and adversely affected.

Lilly provides funding for 50% of the development and commercialization expenses for BYETTA and exenatide LAR in the United States pursuant to a global development and commercialization agreement between the parties. Lilly co-promotes the product with the Company in the United States and manufactures pen devices for the administration of BYETTA. If Lilly is unable to perform these activities the Company may be unable to meet market demand for its products and could be materially and adversely affected.

Cash and Cash Equivalents

The Company considers instruments with a maturity date of less than 90 days from the date of purchase to be cash equivalents. Cash and cash equivalents include certificates of deposits underlying letters of credit of $3.1 million and $1.6 million at December 31, 2005 and 2004, respectively.

Short-Term Investments

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment and doubtful accounts. Allowances for discounts, distribution fees, and product returns are included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts, for which there have been none to date, will be determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.

Inventories, net

Inventories are stated at the lower of cost (FIFO) or market, net of valuation allowances for potential excess and/or obsolete material of $1.6 million and $3.1 million at December 31, 2005 and 2004, respectively. Raw materials consists of pramlintide acetate and exenatide bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges and finished goods consists of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Property and Equipment

Property and equipment, consisting primarily of leasehold improvements, office and laboratory equipment, software and land, are recorded at cost. Depreciation of equipment is computed using the straight-line method, over three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment. Construction in progress includes costs associated with the Company’s planned manufacturing facility for exenatide LAR. The Company recorded depreciation expense of $8.3 million, $5.3 million and $3.1 million in the years ended December 31, 2005, 2004 and 2003, respectively.

The Company records impairment losses on property and equipment used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2005.

Computer Software Costs for Internal Use

The Company records the costs of computer software for internal use in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that certain internal-use computer software costs be capitalized. Capitalized costs are amortized on a straight-line basis over the estimated useful life of software, generally three years and included in depreciation expense.

Patents

The Company has filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Gross capitalized patent costs were approximately $4.1 million and $4.0 million at December 31, 2005 and 2004, respectively. Accumulated amortization was approximately $1.7 million and $1.9 million at December 31, 2005 and 2004, respectively. The Company recorded patent amortization expense of $0.3 million, $0.3 million and $0.8 million in the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized costs related to patent applications are expensed as a selling general and administrative expense in the period during which a determination not to pursue such applications is made. Such expenses were not material in the years ended December 31, 2005, 2004 and 2003, respectively.

Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, referred to as the 2003 Notes; and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which were issued in April 2004, referred to as the 2004 Notes. Debt issuance costs are being amortized to interest expense on a straight-line basis over the contractual term of the respective notes. The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $1.9 million and $1.7 million of amortization of such costs in the years ended December 31, 2005 and 2004, respectively. Accumulated amortization of debt issuance costs were $4.2 million and $2.2 million at December 31, 2005 and 2004, respectively. Estimated amortization expense for the five years beginning January 1, 2006 is $7.5 million.

Net Loss Per Share

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of approximately 4.3 million, 4.1 million and 4.3 million were excluded from the calculation of net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, because the effect would be antidilutive. In addition, common stock equivalents from shares underlying the Company’s convertible senior notes of 11.2 million, 11.2 million, and 5.8 million were excluded from the net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, because the effect would be antidilutive. In future periods, if the

Company reports net income and the common share equivalents for the Company’s convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Foreign Currency Translation

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year. Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2005, 2004 and 2003.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

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

As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Year ended December 31,
	2005	2004	2003
Stock option plans
Risk-free interest rate	3.9%	3.7%	3.3%
Dividend yield	—%	—%	—%
Volatility factor	64%	88%	121%
Weighted-average expected life	5.4	5.8	5.9

Employee stock purchase plan
Risk-free interest rate	3.7%	3.3%	3.8%
Dividend yield	—%	—%	—%
Volatility factor	40%	45%	58%
Weighted-average expected life	0.8	1.2	0.7

For purposes of pro forma disclosures, the estimated fair value of the options is amortized ratably to expense over the options’ vesting periods. These pro forma amounts may not be representative of the effects on reported net income (loss) for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors. The pro forma effects of recognizing compensation expense under the fair value method on net income (loss) and net earnings per common share were as follows (in thousands, except for net loss per share):

	Years ended December 31,
	2005	2004	2003
Net loss, as reported	$(206,832)	$(157,157)	$(122,808)
Add: Stock-based employee compensation expense included in reported net loss	433	—	84
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	40,342	34,901	23,947
Pro forma net loss	$(246,741)	$(192,058)	$(146,671)
Net loss per share:
Basic and diluted – as reported	$(1.96)	$(1.67)	$(1.33)
Basic and diluted – pro forma	$(2.34)	$(2.04)	$(1.59)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to provide consistent presentation for all periods presented.

Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. SFAS No. 123 (R) permits companies to adopt the new requirements using one of two methods:

1.        A “modified prospective” method in which cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date of SFAS No. 123 (R) and (b) based on the requirements of SFAS No. 123 for all awards granted to employees before the effective date that remain unvested as of the effective date; or

2.        A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The requirements of SFAS No. 123 (R) are effective for the Company beginning January 1, 2006. The Company intends to adopt SFAS No. 123 (R) using the modified prospective method discussed above. The adoption of this standard is expected to increase operating expenses.

2. Investments

The following is a summary of short-term investments as of December 31, 2005 and 2004 (in thousands).

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. Treasury securities and obligations of U.S. Government agencies	$57,635	$1	$(203)	$57,433
Corporate debt securities	157,193	16	(204)	157,004
Asset backed securities	117,217	9	(381)	116,846
Mortgage-backed securities	34,797	1	(219)	34,579
Debt securities issued by states of the United States and political subdivisions of the states	5,535	—	—	5,535

Total	$372,377	$27	$(1,007)	$371,397

December 31, 2004
U.S. Treasury securities and obligations of U.S. Government agencies	$53,321	$—	$(200)	$53,121
Corporate debt securities	76,004	3	(63)	75,944
Asset backed securities	70,991	—	(353)	70,638
Mortgage-backed securities	13,735	1	(64)	13,672
Debt securities issued by states of the United States and political subdivisions of the states	19,814	—	(16)	19,798
Total	$233,865	$4	$(696)	$233,173

The gross realized gains on sales of available-for-sale securities totaled approximately $72,000, $45,000 and $0.2 million and the gross realized losses totaled $0.3 million, $0.6 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Contractual maturities of short-term investments at December 31, 2005 were as follows (in thousands):

Fair Value
Due within 1 year	$130,690
After 1 but within 5 years	174,379
After 5 but within 10 years	11,619
After 10 years	54,709
Total	$371,397

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date, which, for the Company includes asset-backed and mortgage-backed securities.

The following table shows the gross unrealized losses and fair value of the company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less then 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government agencies	$48,433	$(203)	$—	$—	$48,433	$(203)
Corporate debt securities	115,455	(180)	5,010	(24)	120,465	(204)
Asset backed securities	75,669	(176)	23,172	(205)	98,841	(381)
Mortgage-backed securities	25,017	(168)	3,319	(51)	28,336	(219)
	$264,574	$(727)	$31,501	$(280)	$296,075	$(1,007)

The unrealized losses on the Company’s investments are due to increased interest rates, and not credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

3.   Other Financial Information

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$21,395	$14,052
Work-in process	2,576	1,624
Finished goods	2,779	—
	$26,750	$15,676

Other current assets consists of the following (in thousands):

	At December 31,
	2005	2004
Interest and other receivables	$3,388	$1,311
Prepaid expenses	14,459	7,845
	$17,847	$9,156

Property and equipment consists of the following (in thousands):

	At December 31,
	2005	2004
Land	$1,878	$—
Office equipment and furniture	12,189	5,758
Computer Software	11,037	5,054
Laboratory equipment	13,609	10,463
Production equipment	4,396	1,166
Leasehold improvements	9,864	9,059
Construction in progress	7,684	—
	60,657	31,500
Less accumulated depreciation and amortization	(18,607)	(10,761)
	$42,050	$20,739

Other current liabilities consist of the following (in thousands):

	At December 31,
	2005	2004
Payable to collaborative partner	16,678	2,791
Accrued commercial expenses	6,722	912
Other current liabilities	21,816	14,922
	$45,216	$18,625

4. Collaborative Agreements

Collaboration with Eli Lilly and Company

In September 2002, the Company and Lilly entered into a collaboration agreement for the global development and commercialization of exenatide, including both twice-daily and sustained release formulations. Under the terms of the agreement Amylin and Lilly will share United States development and commercialization costs equally. Development costs outside of the United States are shared 80% by Lilly and 20% by the Company and Lilly will be responsible for all commercialization costs outside of the United States.

The Company and Lilly share equally in operating profits from the sale of collaboration products in the United States. In 2005, the Company received United States Food and Drug Administration (FDA) approval for the twice-daily formulation of exenatide, which is marketed in the United States under the trade name BYETTA. Operating profits from the sale of product outside of the

United States will be shared at approximately 80% to Lilly and 20% to Amylin. Amylin records all United States product revenues and Lilly will record all product revenues outside of the United States.

At signing, Lilly made initial non-refundable payments to the Company totaling $80 million and Amylin agreed to incur the first $101.2 million of development expenses for exenatide following the date of the agreement. This cumulative level of development expenses was reached during the year ended December 31, 2003. Subsequent to this $101.2 million of cumulative development expenses, Lilly has funded, on an ongoing basis, 50% of development costs in the United States and 80% of development costs outside of the United States.

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide, of which $40 million has been paid through December 31, 2005. Certain of the potential future development milestone payments may be converted into the Company’s common stock, at Lilly’s option, if the filing of a New Drug Application with the FDA for exenatide LAR is delayed beyond December 31, 2007. Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $30 million has been paid through December 31, 2005.

The following table summarizes the milestones received to date and the manner of recognition in the accompanying consolidated financial statements:

Amount	Year Received	Milestone event	Manner of recognition	Type
$30 million	2003	Completion of Phase 3 clinical trials for BYETTA.	Recognized as revenue under collaborative agreements upon receipt.	Development
$5 million	2003	Completion of Phase 3 clinical trials for BYETTA.	Deferred upon receipt and recognized as revenue under collaborative agreements in 2005 following contents of approved label for BYETTA.	Development
$5 million	2004	Results of clinical study comparing BYETTA to insulin-glargine.	Recognized as revenue under collaborative agreements upon filing of BYETTA New Drug Application in 2004.	Development
$30 million	2005	Regulatory approval and commercial launch of BYETTA.	Recognized as revenue under collaborative agreements upon commercial launch of BYETTA in 2005.	Commercial

The Company recorded revenue under this collaborative agreement of $53.8 million, $34.3 million and $85.7 million in the years ended December 31, 2005, 2004 and 2003, respectively, and incurred reimbursable development expenses of $37.4 million, $53.0 million and $88.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. Reimbursable development expenses consist of direct internal and external expenses for exenatide, including both BYETTA and sustained release formulations.

The Company has a loan facility with Lilly that, subject to certain defined development and regulatory events, over time could provide the Company up to $110 million to fund a portion of its development and commercialization costs for exenatide. At December 31, 2005, $72.5 million was available to the Company under this loan facility and there were no amounts outstanding. Any loans under this facility are secured by certain of the Company’s patents and other tangible assets and, at Lilly’s option, are convertible into the Company’s common stock if amounts remain outstanding for more than two years. Loans under this facility must be executed prior to May 26, 2006, the first anniversary of BYETTA product launch, at which point, 50% of any outstanding loan amounts become due.

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

Under the terms of the agreement, Alkermes has granted the Company an exclusive, worldwide license to its Medisorb ®  technology for the development and commercialization of injectable sustained release formulations of exendins, such as exenatide, and other related compounds that Amylin may develop. In exchange, Alkermes receives funding for research and development and may earn future milestone payments upon achieving specified development and commercialization goals. Alkermes will also receive royalties on any future product sales.

In October, 2005, the Company and Alkermes Controlled Therapeutics II, a wholly owned subsidiary of Alkermes, Inc., entered into an Amendment to Development and License Agreement (the “Amendment”), which amends the Development and License Agreement between the parties dated May 15, 2000. Under the terms of the Amendment, the Company will be responsible for manufacturing for commercial sale the once weekly dosing formulation of exenatide LAR, if approved. The royalty to be paid from the Company to Alkermes for commercial sales of exenatide LAR was adjusted to reflect the new manufacturing arrangement.

In December 2005, the Company's wholly-owned subsidiary, Amylin Ohio LLC, purchased an existing building and land to house the planned facility for approximately $9 million and the Company will be responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. The Company expects to complete the facility in phases through 2008 at a total cost of up to approximately $150 million.

5. Lease Commitments

The Company leases its facilities under operating leases, with various terms through 2015. The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent totaled $5.7 million and $3.3 million at December 31, 2005 and 2004, respectively, of which $5.1 million and $3.3 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively. Certain of the Company’s facility leases contain incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company. These incentives are recognized as a reduction of rental expense on a straight-line basis over the term of the respective leases. Unamortized leasehold improvement incentives totaled $3.0 million and $1.0 million at December 31, 2005 and 2004, respectively, of which $2.6 million and $0.9 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively.

The Company leases vehicles for its field force under operating leases, with lease terms up to four years, of which the first year is non-cancellable. Minimum future payments for the non-cancellable term of these leases are $1.6 million at December 31, 2005.

Minimum future annual obligations for facility and vehicle operating leases for years ending after December 31, 2005 are as follows (in thousands):

2006	$10,999
2007	10,142
2008	10,275
2009	8,657
2010	6,210
Thereafter	26,589
Total minimum lease payments	$72,872

Rent expense for the years ended December 31, 2005, 2004 and 2003, was $10.1 million, $8.2 million and $4.5 million, respectively.

6. Note Payable

In July 2003, the Company repaid all of its outstanding indebtedness to a former collaborative partner for $62.7 million, representing a discount of 7% from face value on the date of payment. This transaction resulted in a gain of $3.6 million, which is included in interest and other income in the accompanying consolidated statements of operations for the year ended December 31, 2003.

7.     Convertible Senior Notes

In June and July 2003, the Company issued the 2003 Notes, which have an aggregate principal amount of $175 million, in a private placement. The 2003 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2003 Notes and of the common stock issuable upon conversion of the 2003 Notes. The 2003 Notes bear interest at a rate of 2.25% per year, payable in cash semi-annually, and are convertible into a total of up to 5.4 million shares of common stock at a conversion price of $32.55 per share, subject to customary adjustments such as stock dividends and other dilutive transactions.

The 2003 Notes are redeemable at the Company’s option in whole or in part on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, if the closing price of the Company’s common stock exceeds $45.57 for at least 20 trading days in any consecutive 30-day trading period. At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes. At December 31, 2005 and 2004, the fair value of the 2003 notes, based on observed market prices, was $222.7 and $181.3 million, respectively.

In April 2004, the Company issued the 2004 Notes, which have an aggregate principal amount of $200 million, in a private placement. The 2004 Notes have been registered under the Securities Act to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. The Company may not redeem the 2004 Notes prior to maturity. At December 31, 2005 and 2004, the fair value of the 2004 notes, based on observed market prices, was $262.0 and $202.8 million, respectively.

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

8. Stockholders’ Equity (Deficit)

Stock Purchase Plans

In March 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 Stock Purchase Plan”), under which 400,000 shares of common stock may be issued to eligible employees, including officers. Contributions to the 2001 Stock Purchase Plan may not exceed 15% of the participant’s eligible compensation. The Company’s stockholders approved the 2001 Stock Purchase Plan at the Company’s 2001 annual meeting. At the Company’s 2004 annual meeting, the Company’s stockholders approved an increase in the aggregate number of shares authorized for issuance under the 2001 Stock Purchase Plan of 750,000 shares to a total of 1.15 million shares. The price of common stock issued under the 2001 Stock Purchase Plan is equal to the lesser of 85% of the market price on the effective date of an employee’s participation in the plan or 85% of the fair market value of the common stock at the purchase date. At December 31, 2005, approximately 590,000 shares of common stock had been issued under the 2001 Stock Purchase Plan.

Stock Option Plans

Under the Company’s 1991 Stock Option Plan (the “1991 Plan”), 7.8 million shares of common stock were reserved for issuance upon exercise of options granted to employees and consultants of the Company. The 1991 Plan provided for the grant of incentive and nonstatutory stock options. The exercise price of incentive stock options must equal at least the fair market value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair market value on the date of grant. Generally, options are granted at prices equal to at least 100% of the fair market value of the stock subject to the option at the date of grant, expire not later than ten years from the date of grant and vest over a four-year period, with one-quarter becoming exercisable one year following the date of grant and the remainder becoming exercisable in monthly increments over a three-year period. From time to time, as approved by the Company’s Board of Directors, options with differing terms have also been granted. Options ceased being granted under the 1991 Plan upon the adoption of the 2001 Equity Incentive Plan (the “2001 Plan”) described below.

In December 2000, the Company adopted the 2001 Plan, as amended, which provides for an additional 11.5 million shares of common stock reserved for issuance upon exercise of options granted to employees and consultants of the Company. The 2001 Plan provides for up to an additional 5.3 million shares to be reserved for issuance upon exercise of options to the extent that options issued under the 1991 Plan expire or are cancelled subsequent to the adoption of the 2001 Plan. The 2001 Plan was approved at a meeting of stockholders in January 2001. The Company’s stockholders approved the 2001 Plan, as amended, at its 2003 annual meeting. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options may not be less than 100% of the fair market value of the stock on the date of the grant and, in some cases, may not be less than 100% of such fair market value. Options issued under the 2001 Plan are generally issued, vest and expire on the same terms as the 1991 Plan.

Under the Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), 450,000 shares of common stock are reserved for issuance upon exercise of nonqualified stock options granted to non-employee directors of the Company. The Company’s stockholders approved the Directors’ Plan at the Company’s 2001 annual meeting. Options granted under the Directors’ Plan must have an exercise price of at least 100% of the fair market value of the stock subject to the option on the date of grant, vest ratably over periods ranging from twelve to thirty-six months and expire not later than ten years from the date of grant. Options ceased being granted under the Directors’ Plan upon the approval of the 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Directors’ Plan”) described below.

In April 2003, the Company adopted the 2003 Directors’ Plan, which provides for automatic stock option grants to non-employee directors upon their initial appointment or election to the Company’s Board of Directors. Options granted under the 2003 Directors’ Plan are issued from shares authorized under the 2001 Plan described above. Options are granted at prices that may not be less than 100% of the fair market value of the stock subject to the option at the date of grant, expire not later than ten years from the date of grant and vest over a four-year period, with one-quarter becoming exercisable one year following the date of grant and the remainder becoming exercisable in monthly increments over a three-year period.

The following table summarizes option activity for all of the option plans (in thousands, except per share data):

	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2002	7,964	$8.96
Granted	3,665	$20.40
Exercised	(898)	$7.68
Cancelled	(161)	$11.74
Outstanding at December 31, 2003	10,570	$13.01
Granted	3,133	$22.30
Exercised	(702)	$7.56
Cancelled	(379)	$19.20
Outstanding at December 31, 2004	12,622	$15.43
Granted	5,387	$20.39
Exercised	(1,626)	$10.58
Cancelled	(647)	$19.31
Outstanding at December 31, 2005	15,736	$17.47

At December 31, 2005, approximately 4.0 million shares remained available for grant under the Company’s stock option plans. The weighted average grant-date fair value of options granted by the Company was $11.51, $16.36 and $17.69 in the years ended December 31, 2005, 2004 and 2003, respectively. Following is a further breakdown of the options outstanding as of December 31, 2005 (in thousands, except life and per share data):

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31	-	$1.07	252	3.04	$0.63	252	$0.63
$1.31	-	$1.69	19	3.41	$1.33	19	$1.33
$2.50	-	$3.75	507	2.38	$2.69	507	$2.69
$4.38	-	$6.56	646	5.05	$5.58	646	$5.58
$7.03	-	$10.50	1,015	5.11	$9.14	992	$9.14
$10.56	-	$16.13	2,334	5.23	$12.95	2,068	$12.81
$16.14	-	$24.38	9,690	8.48	$19.51	3,123	$20.41
$24.68	-	$36.75	1,074	9.03	$31.24	204	$27.29
$37.40	-	$39.92	199	9.93	$38.34	—	$—
			15,736			7,811

Stock Warrants

The Company has warrants outstanding, which were granted in 1997 and 2000, to purchase a total of 1.6 million shares of its common stock. The warrants are exercisable at prices from $10.01 to $12.00 and expire through March 2008.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2005 (in thousands):

Stock Option Plans	19,766
Stock Purchase Plan	560
401(k) Plan	452
Directors’ Deferred Compensation Plan	24
Warrants	1,626
Convertible Senior Notes	11,199
33,627

Issuance of Common Stock

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

On February 1, 2005, the Company completed a public offering of 9.2 million shares of its common stock at a price of $22.00 per share. This transaction generated net proceeds of approximately $190 million for the Company and was completed pursuant to a $300 million universal shelf registration statement initially filed with Securities and Exchange Commission in December 2003.

On September 1, 2005, the Company completed a public offering of 5.1 million shares of its common stock at a price of $31.00 per share. This transaction generated net proceeds of approximately $152 million for the Company and was completed pursuant to shelf registration statements previously filed with Securities and Exchange Commission in 2001 and 2003.

Shareholder Rights Plan

In June 2002, the Company adopted a Preferred Share Purchase Rights Plan (the “Rights Plan”). The Rights Plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share, held of record at the close of business on June 28, 2002. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of the Company’s common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”) at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights and the qualifications, limitations and restrictions which make its value approximately equal to the value of one share of the Company’s common stock. Under certain conditions, the Rights are redeemable by the Company’s Board of Directors in whole, but not in part, at a price of $0.001 per Right.

9.     Benefit Plans

The Company has a defined contribution 401(k) plan for the benefit of all eligible employees. Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock. The fair market value of matching contributions made by the Company for the benefit of its employees in 2005, 2004 and 2003 was $2.7 million, $1.0 million and $873,000, respectively.

In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned. Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets. Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion. The Company recorded expense associated with this plan of $1.3 million, $323,000 and $521,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation. The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices. The company-owned assets are placed in a “rabbi trust” and are included in other current assets in the accompanying consolidated balance sheets. The corresponding liability was $4.9 million and $3.3 million at December 31, 2005 and 2004, respectively, of which $4.8 million and $3.1 million are included in other long-term liabilities, net of current portion in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively. The current portion of the corresponding liability is included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2005 and 2004. Total contributions to this plan, consisting solely of compensation deferred by participants, were $1.2 million, $1.0 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10. Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are shown below (in thousands). A valuation allowance of approximately $458 million has been recognized at December 31, 2005 to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No 109, “Accounting for Income Taxes.”  The deferred tax asset at December 31, 2005 includes a future tax benefit of $21.7 million related to stock option deductions.

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$301,263	$197,955
Research tax credits	52,295	43,437
Deferred revenue	6,496	10,280
Capitalized research and development expenses	91,331	102,961
Other	6,687	3,847
Total deferred tax assets	485,072	358,480
Valuation allowance for deferred tax assets	(458,072)	(358,480)
Net deferred tax assets	$—	$—

Following is a summary of the Company’s Federal net operating loss carryforwards, Federal research tax credit carryforwards and California net operating loss carryforwards at December 31, 2005 (in thousands):

	Federal net operating loss carryforwards	California net operating loss carryforwards	Federal research and development tax credit carryforwards
Expiring within one year	$—	$11,560	$459
After 1 but within 5 years	80,899	—	4,366
After 5 but within 10 years	191,348	365,423	7,885
After 10 years	519,872	—	28,434
	$792,119	$376,983	$41,144

At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $792 million, which begin to expire in 2007. The Company also has California net operating loss carryforwards of approximately $377 million, which begin to expire in 2005, and UK net operating loss carryforwards of approximately $8 million, which carry forward indefinitely. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the prior years’ limitation on California loss carryforwards. The Company has Federal research tax credit carryforwards of $41 million, which begin to expire in 2006, and California research tax credit carryforwards of $17 million, which carry forward indefinitely.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2005 and 2004 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2005:
Net product sales	$—	$8,652	$21,872	$56,189
Revenues under collaborative agreements	4,262	38,114	4,034	7,351
Gross profit from product sales	—	7,130	17,612	47,187
Net loss	(43,604)	(26,594)	(69,475)	(67,159)
Basic and diluted net loss per share (1)	$(0.43)	$(0.26)	$(0.65)	$(0.61)

2004:
Net product sales	$—	$—	$—	$—
Revenues under collaborative agreements	6,689	7,559	13,423	6,597
Gross profit from product sales	—	—	—	—
Net loss	(37,273)	(39,427)	(34,056)	(46,401)
Basic and diluted net loss per share (1)	$(0.40)	$(0.42)	$(0.36)	$(0.49)

(1)   Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

Schedule II

AMYLIN PHARMACEUTICALS, INC
Schedule II: Valuation Accounts
(in thousands)

	Balance at	Additions
	beginning of period	Charged to expense	Charged to other		Deductions		Balance at end of period

Year ended December 31, 2005
Inventory Reserve	$3,100	1,697	—		3,179	(1)	$1,618

Year ended December 31, 2004
Inventory Reserve	$3,337	3,218	—		3,455	(2)	$3,100

Year ended December 31, 2003
Inventory Reserve	$1,151	1,926	260	(3)	—		$3,337

(1)   Deductions relate primarily to sale of previously marked down inventory.

(2)   Deductions relate primarily to material used for development activities.

(3)   Addition related to a physical inventory adjustment.