Form 10-K/A
period 2005-12-31
AMYLIN PHARMACEUTICALS INC
filed 2006-03-10
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

AMYLIN PHARMACEUTICALS, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend Item 9B. Other Information of our Form 10-K originally filed on March 7, 2006 to correct an error in the reported 2005 bonus amounts for certain of our executive officers.  No revisions have been made to our financial statements or any other disclosure contained in our Form 10-K originally filed on March 7, 2006.

PART II

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

•                  the Committee’s assessment of the officer’s achievement of established performance objectives, and

•                  comparisons to market data from biopharmaceutical companies comparable to Amylin.

The Committee may change these salaries at any time. The 2005 bonuses and 2006 base salaries approved by the Committee are as follows:

Name	Title	2005 Bonus	2006 Base Salary
Ginger L. Graham	President and Chief Executive Officer	$525,000	$565,000
Daniel M. Bradbury	Chief Operating Officer	$272,420	$440,000
Alain D. Baron, M.D.	Senior Vice President, Research	$221,670	$375,380
Orville Kolterman, M.D.	Senior Vice President, Clinical and Regulatory Affairs	$221,670	$375,380
Dwayne Elwood	Senior Vice President, Marketing	$129,380	$303,850

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Index to Exhibits — See Item 15(b) below.

(b)     Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(14)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(20)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(19)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(19)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(27)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and

		American Stock Transfer & Trust Company.
(23)	4.6	Indenture dated as of June 23, 2003, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(23)	4.7	Form of 2.25% Convertible Senior Note due 2008.
(23)	4.8	Registration Rights Agreement dated June 23, 2003, between Registrant and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
(10)	4.9	Warrant Agreement issued by the Registrant to Johnson & Johnson dated September 30, 1997.
(11)	4.10	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(11)	4.11	Form of 2.50% Convertible Senior Note due 2011.
(11)	4.12	Registration Rights Agreement, dated as of April 6, 2004, between Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(16)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(5)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(12)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(21)	10.7	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).†
(4)	10.8	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(7)(2)	10.9	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(9)	10.10	Registrant’s Directors’ Deferred Compensation Plan.†
(24)	10.11	Registrant’s Directors’ Plan Stock Option Agreement, as amended. †
(12)	10.12	Special Form of Incentive Stock Option Agreement under the Option Plan of the Registrant.†
(13)	10.13	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(17)(2)	10.14	Manufacturing Agreement dated April 28, 1999, between the Registrant and CP Pharmaceuticals Limited.
(18)(2)	10.15	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(8)	10.16	Registrant’s Change in Control Employee Severance Benefits Plan.†
(15)	10.17	Registrant’s 2001 Equity Incentive Plan.†
(20)(2)	10.18	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)(2)	10.19	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)(2)	10.20	Loan Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)	10.21	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)	10.22	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(23)	10.23	Security Agreement dated June 30, 2003, between the Registrant and Eli Lilly and Company.
(25)(2)	10.24	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(24)	10.25	Form of Registrant’s 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended. †
(24)	10.26	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(24)	10.27	Employment Agreement dated June 9, 2003, between Registrant and Ginger L. Graham. †
(26)(2)	10.28	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(28)(2)	10.29	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.
(28)(2)	10.30	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(29)	10.31	Sublease Agreement dated November 24, 2003, between Registrant and Bristol-Myers Squibb Company.
(29)	10.32	Lease Agreement dated November 14, 2003, between Registrant and ARE-9363/9373/9393 Towne Centre, LLC.
(30)(2)	10.33	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter

		Pharmaceutical Solutions LLC.
(30)(2)	10.34	Commercial Supply Agreement dated October 7, 2004 between Registrant and CP Pharmaceuticals Ltd.
(30)(2)	10.35	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(30)	10.36	Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements.
(31)	10.37	Description of Registrant’s Executive Cash Bonus Plan.
(34)	10.38	Amendment to Development and License Agreement dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II*
(32)	10.39	Underwriting Agreement dated August 29, 2005, between Registrant and Goldman, Sachs & Co.
(33)(2)	10.40	Commercial Supply Agreement dated June 28, 2005, between Registrant and Bachem, Inc.
(34)	23.1	Consent of Independent Registered Public Accounting Firm.
(34)	24.1	Power of Attorney. Reference is made to page 47.
(34)	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
(34)	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.4	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
(34)	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
	32.2	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(b).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

(2)	Confidential Treatment has been granted by the Securities and Exchange Commission with respect to portions of this agreement.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(19)	Filed as an exhibit on Form 8-K dated June 17, 2002, and incorporated herein by reference.

(20)	Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference .

(25)	Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference .

(26)	Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment 1 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(31)	Filed on Form 8-K dated February 15, 2005, and incorporated herein by reference.

(32)	Filed as an exhibit on Form 8-K dated September 1, 2005, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference .

(34)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

Date: March 10, 2006

	By:	/s/Mark G. Foletta
Mark G. Foletta
Vice President, Finance and Chief Financial Officer