Form 10-Q
period 2006-03-31
AMYLIN PHARMACEUTICALS INC
filed 2006-05-05
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 26, 2006
Common Stock, $.001 par value	123,534,018

AMYLIN PHARMACEUTICALS, INC.

TABLE OF CONTENTS

COVER PAGE

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

ITEM 6.	Exhibits

SIGNATURE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$268,779	$72,026
Short-term investments	117,578	371,397
Accounts receivable, net	41,893	26,725
Inventories, net	34,115	26,750
Other current assets	17,773	17,847
Total current assets	480,138	514,745

Property and equipment, net	49,599	42,050
Patents and other assets, net	3,679	3,687
Debt issuance costs, net	7,010	7,505
	$540,426	$567,987

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$25,671	$21,046
Accrued compensation	18,703	29,122
Payable to collaborative partner	27,350	16,678
Other current liabilities	33,457	28,479
Current portion of deferred revenue	4,286	4,286
Total current liabilities	109,467	99,611

Other long-term obligations, net of current portion	13,787	12,454

Deferred revenue, net of current portion	10,586	11,658

Convertible senior notes	375,000	375,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 111,843 and 110,531 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	112	111
Additional paid-in capital	1,103,182	1,073,948
Accumulated deficit	(1,072,229)	(1,004,328)
Accumulated other comprehensive income (loss)	521	(467)
Total stockholders’ equity	31,586	69,264
	$540,426	$567,987

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005

Revenues:
Net product sales	$75,872	$—
Revenues under collaborative agreements	6,474	4,262
Total revenues	82,346	4,262

Costs and expenses:
Cost of goods sold	9,744	—
Selling, general and administrative	59,863	20,071
Research and development	51,774	27,468
Collaborative profit sharing	29,970	—
Total costs and expenses	151,351	47,539

Operating loss	(69,005)	(43,277)

Interest and other income	3,786	2,351
Interest and other expense	(2,682)	(2,678)
Net loss	$(67,901)	$(43,604)

Net loss per share — basic and diluted	$(0.61)	$(0.43)

Shares used in computing net loss per share, basic and diluted	111,285	101,332

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(67,901)	$(43,604)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,278	2,195
Stock-based compensation	10,878	560
Other non-cash expenses, net	2,899	1,371
Changes in operating assets and liabilities:
Accounts receivable, net	(15,168)	—
Receivables from collaborative partners	—	2,188
Inventories	(6,950)	(376)
Other current assets	572	(3,585)
Accounts payable and accrued liabilities	9,856	(2,987)
Deferred revenue	(1,072)	(1,071)
Other assets and liabilities, net	1,333	1,399
Net cash flows used for operating activities	(62,275)	(43,910)

Investing activities:
Purchases of short-term investments	(29,906)	(114,821)
Sales and maturities of short-term investments	284,215	54,992
Purchase of fixed assets, net	(10,268)	(3,493)
Increase in patents	(60)	(147)
Net cash flows provided by (used for) investing activities	243,981	(63,469)

Financing activities:
Issuance of common stock, net	15,047	193,945
Principal payments on capital leases	—	(4)
Net cash flows provided by financing activities	15,047	193,941

Increase in cash and cash equivalents	196,753	86,562

Cash and cash equivalents at beginning of period	72,026	60,583
Cash and cash equivalents at end of period	$268,779	$147,145

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

March 31, 2006

(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation
S-X. The information as of March 31, 2006, and for the three months ended March 31, 2006, and March 31, 2005, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

Net Product Sales

Amylin Pharmaceuticals, Inc. (the “Company” or “Amylin”) sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for prescription coupons, payor discounts, distribution service fees, and product returns at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all BYETTA and SYMLIN product sales for sales in the United States. With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue
99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers, and accordingly the Company records all United States products sales of BYETTA.

Revenues Under Collaborative Agreements

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

Collaborative Profit-Sharing

Collaborative profit-sharing represents Lilly’s 50% share of the gross margin for Byetta sales in the United States.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 8.1 million and 3.9 million for the three months ended March 31, 2006 and 2005, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 11.2 million for the three months ended March 31, 2006 and 2005, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which establishes accounting for non-cash, stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash, compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”

Stock-Based Compensation Information under SFAS 123R

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123, the Company uses the Black-Scholes model to estimate the value of non-cash, stock-based payments granted to employees under SFAS 123R. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $23.29 per share using the following weighted-average assumptions:

Three months ended
March 31, 2006
Volatility	55.1%
Expected life in years	5.3
Risk-free interest rate	4.35%
Dividend yield	—%

The Company estimates volatility based upon the historical volatility of its common stock for a period corresponding to the expected term of its employee stock options and the implied volatility of market-traded options on its common stock with various maturities between six months and two years, consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company estimated expected volatility based upon the historical volatility of its common stock for a period corresponding to the expected term of its employee stock options. The determination to use implied volatility in addition to historical volatility was based upon the availability of actively traded options on the Company’s common stock and the Company’s assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

The expected life of the Company’s employee stock options represents the weighted-average period of time that options granted are expected to be outstanding in consideration of historical exercise patterns and the assumption that all outstanding options will be exercised at the mid-point of the then current date and their maximum contractual term.

The risk free interest rates are based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the Company’s employee stock options. The Company has never paid dividends and does not anticipate doing so for the foreseeable future, and accordingly the Company has assumed no dividend yield for purposes of estimating the fair value of its stock-based payments to employees.

Stock-based compensation expense recognized in accordance with SFAS 123R is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods. In the Company’s pro-forma disclosures required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $10.9 million, or $0.10 per share, of total non-cash, stock-based compensation expense for the three-months ended March 31, 2006, as required by the provisions of SFAS 123R. Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and there was no impact on the Company’s reported cash flows for the three-months ended March 31, 2006. The breakdown of total non-cash, stock-based compensation expense by operating statement classification is presented below (in thousands):

	Three months ended
	March 31,
	2006	2005
Selling, general and administrative expenses	$5,839	$560
Research and development expenses	5,039	—
	$10,878	$560

Pro-Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the pro-forma disclosures required by SFAS 123. Under APB 25, stock-based compensation expense was generally not recorded because the exercise price of stock options granted was equal to the market value of the Company’s common stock on the date of grant, and thus the stock options had no intrinsic value on the date of grant. Under APB 25, the Company recorded $0.6 million of non-cash, stock-based compensation expense during the three months ended March 31, 2005 as a result of modifications to the terms of certain outstanding options.

SFAS 123R requires the presentation of pro-forma information for periods prior to the adoption of SFAS 123R as if the Company had accounted for all stock-based compensation under the fair value method of SFAS 123. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for the periods presented below (in thousands except per share data):

Three months ended March 31, 2005
Net loss, as reported	$(43,604)
Add: Stock-based employee compensation expense included in reported net loss	560
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,200)
Pro forma net loss	$(51,244)
Net loss per share:
Basic and diluted – as reported	$(0.43)
Basic and diluted – pro forma	$(0.51)

Stock-Based Compensation Plans

Stock Option Plans

The Company has three stock option plans: the 2001 Equity Incentive Plan, or the 2001 Plan, which replaced the 1991 Stock Option Plan, or the 1991 Plan, upon its expiration in October 2001, and the 2003 Non-Employee Directors’ Stock Option Plan, or the 2003 Directors’ Plan. Under the 2001 Plan, stock options and restricted stock may be granted to employees, directors and consultants of the Company. Under the 2003 Directors’ Plan, stock options and restricted stock may be granted to non-employee directors of the Company. Options granted under the 2003 Directors’ Plan are issued from shares authorized under the 2001 Plan. Options granted under the 1991 Plan remain outstanding until exercised or cancelled.

To date, stock-based compensation awards under the 1991 Plan, the 2001 Plan and the 2003 Directors’ Plan consists of incentive and non-qualified stock options. Stock options granted under the 2001 plan and the 2003 Directors’ Plan must have an exercise price equal to at least 100% of the fair market value of the Company’s common stock on the date of grant, have a maximum contractual term of 10 years and generally vest over four years. At March 31, 2006, an aggregate of 18.6 million shares were reserved for future issuance under the Company’s stock option plans, of which 3.9 million shares were available for future grants.

A summary for stock option transactions for all stock option plans during the three-months ended March 31, 2006, is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2005	15,736	$17.47
Granted	269	$43.29
Exercised	(1,135)	$12.40
Cancelled/Forfeited	(138)	$19.99
Options outstanding at March 31, 2006	14,732	$18.29	7.36	$451,607

Options exercisable at March 31, 2006	7,255	$14.84	5.92	$247,427

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $34.6 million. The Company recorded cash received from the exercise of stock options of $12.3 million during the three months ended March 31, 2006. The Company did not record any tax benefits related to the exercise of employee stock options due to its net loss position. Upon option exercise the Company issues new shares of its common stock.

At March 31, 2006, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $82.0 million, with a weighted-average amortization period of 1.3 years. The Company records non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards vesting period. The estimated fair value of options vested during the three months ended March 31, 2006 was $9.7 million.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock (i) on the employee’s enrollment date or (ii) the purchase date. The terms of any offerings under the 2001 Purchase Plan are established by the Company’s Human Resources and Compensation Committee and historically have been 24 to 27 months in length, with semi-annual purchase dates. At March 31, 2006, 0.4 million shares were reserved for future issuance under the 2001 Purchase Plan.

The grant date fair value of purchase rights issued under the 2001 purchase plan during the three months ended March 31, 2006 was $11.76 per purchase right, valued using the Black-Scholes model with the following weighted average assumptions:

Three months ended
March 31, 2006
Volatility	40.2%
Expected life in years	0.49
Risk-free interest rate	3.68%
Dividend yield	—%

The estimated fair value of purchase rights outstanding under the 2001 Purchase Plan that vested during the three months ended March 31, 2006 was $1.2 million. The total intrinsic value of purchase rights exercised during the three months ended March 31, 2006 was $3.5 million. At March 31, 2006, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $1.2 million, with a weighted-average amortization period of 0.3 years.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico, LLC and Amylin Ohio, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

2.     Investments

The Company’s investments, consisting principally of debt securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

3.     Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $1.2 million and $1.6 million at March 31, 2006 and December 31, 2005, respectively. Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$27,281	$21,395
Work-in-process	3,495	2,576
Finished goods	3,339	2,779
	$34,115	$26,750

4.     Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, and are referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which were issued in April 2004, and are referred to as the 2004 Notes. Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes. The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.5 and $0.5 million of amortization in the three months ended March 31, 2006, and 2005, respectively.

5.     Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued commercial expenses	$5,138	$6,722
Other current liabilities	28,319	21,757
	$33,457	$28,479

6.     Comprehensive Loss

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2006, and 2005, the comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2006	2005
Net loss	$(67,901)	$(43,604)
Other comprehensive loss:
Unrealized gain (loss) on investments	988	(473)
Comprehensive loss	$(66,913)	$(44,077)

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

The 2003 Notes are redeemable at the Company’s option in whole or in part at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date if the closing price of the Company’s common stock has exceeded $45.57 for at least 20 trading days in any consecutive 30-day trading period. At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes. The Company may elect to make this payment in cash or shares of its common stock.

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

8.     Subsequent Events

On April 5, 2006 the Company completed a public offering of 11.5 million shares of its common stock at a price of $46.50 per share. This transaction generated net proceeds of approximately $508 million for the Company and was completed pursuant to a shelf registration statement filed with Securities and Exchange Commission in March 2006.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of innovative medicines to improve the lives of people with diabetes, obesity and cardiovascular disease. We have two approved products, BYETTA® (exenatide) injection, and SYMLIN® (pramlintide acetate) injection, two late-stage programs and multiple early-stage programs.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005 for the treatment of patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but have not achieved adequate glycemic control. Net product sales of BYETTA were $68.3 million for the three months ended March 31, 2006.

We have an agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and any long-acting release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us and operating profits from products sold outside of the United States will be split 80% to Lilly and 20% to us. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. Net product sales of SYMLIN were $7.6 million for the three months ended March 31, 2006.

We have a field force in excess of 400 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization, and diabetes care specialists.

In addition to our marketed products, our development pipeline includes late-stage programs for diabetes and obesity, and a phase 2 program for cardiovascular disease.

In diabetes, we are working with Alkermes, Inc. and Lilly to develop a long-acting release (LAR) formulation of BYETTA, which we refer to as exenatide LAR, to enable once-weekly administration of exenatide for the treatment of type 2 diabetes. In March 2006, following discussions with the United States Food and Drug Administration, or FDA, we initiated a long-term comparator clinical study of exenatide LAR in patients with type 2 diabetes. This study is designed to generate the type of safety and efficacy data that could form the basis of a new drug application. The 30-week open label, non-inferiority study will assess whether once-weekly exenatide LAR is at least as effective in improving glucose control as twice-daily BYETTA.

We have multiple early stage programs for diabetes and obesity and plan to introduce two new drug candidates into clinical development in 2006. We also maintain an active discovery research program focused on novel peptide therapeutics, and are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At March 31, 2006, our accumulated deficit was approximately $1.1 billion.

At March 31, 2006, we had approximately $386.4 million in cash, cash equivalents and short-term investments and in April 2006, we completed a public offering of 11.5 million shares of our common stock generating net proceeds of $508 million. We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to the valuation of stock-based compensation expense. We base our estimates on our historical experience and historical market data for our common stock and publicly traded options on our common stock and other assumptions that are believed to be reasonable under the circumstances. Actual results, however, may differ significantly from our estimates.

Valuation of Stock-Based Compensation

We adopted Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” on January 1, 2006. SFAS 123R requires us to expense the estimated fair value of non-cash, stock-based payments to employees over the requisite service period, which is generally the vesting period. We adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. Pursuant to the provisions of SFAS 123R, we recorded $10.9 million of non-cash, stock based compensation during the quarter ended March 31, 2006. At March 31, 2006, unamortized non-cash, stock-based compensation expense was $83.2 million and is expected to be amortized over weighted average period of approximately 1.3 years.

We estimate the fair value of stock-based payments to employees using the Black-Scholes model. The valuation of stock-based payments to employees using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex inputs that require us to make significant estimates and judgments. These inputs include the expected volatility of our stock price, the expected term of employee stock options, risk-free interest rate and expected dividends.

We estimate volatility based upon the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options and the implied volatility of market-traded options on our common stock with various maturities between six months and two years, consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we estimated volatility based on the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options. The determination to use implied volatility in addition to historical volatility was based upon the availability of actively traded options on our common stock and our assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

The expected life of our employee stock options represents the weighted-average period of time that options granted are expected to be outstanding in consideration of historical exercise patterns and the assumption that all outstanding options will be exercised at the mid-point of the then current date and their maximum contractual term.

The risk free interest rates are based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the Company’s employee stock options. The Company has never paid dividends and does not anticipate doing so for the foreseeable future, and accordingly the Company has assumed no dividend yield for purposes of estimating the fair value of its stock-based payments to employees.

 If factors underlying the above assumptions change in future periods, the associated estimated non-cash,, stock-based compensation expense that we record may differ significantly from what we have recorded in the current period.

Results of Operations

Three Months Ended March 31, 2006

Net Product Sales

Net product sales for the quarter ended March 31, 2006, were $75.9 million and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription coupons, payor discounts, distribution service fees and product returns. Net product sales for BYETTA and SYMLIN for the three months ended March 31, 2006 were $68.3 million and $7.6 million, respectively. There were no net sales for the three months ended March 31, 2005, as these products were not approved for sale until the second quarter of 2005.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the quarter ended March 31, 2006, were $6.5 million compared to $4.3 million for the same period in 2005. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $2.2 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2005 reflects higher cost-sharing payments due to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements for the three months ended March 31, 2006 and 2005 (in millions):

	Three months ended March 31,
	2006	2005
Amortization of up-front payments	$1.1	$1.1
Cost-sharing and co-promotion payments	5.4	3.2
	$6.5	$4.3

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize United States development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide LAR and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments are subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2006, was $9.7 million and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN. There were no cost of goods sold for the three months ended March 31, 2005, as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005. Prior to regulatory approval of BYETTA and SYMLIN, certain indirect costs associated with the qualification of our inventory for commercial sale were expensed and recorded as research and development expenses. Beginning in the second quarter of 2005, we began including these costs in inventory and cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $59.9 million for the three months ended March 31, 2006, from $20.1 million for the same period in 2005. The $39.8 million increase reflects the expansion of our commercial capabilities and business infrastructure to support the launches of BYETTA and SYMLIN in 2005 and $5.8 million of non-cash, stock-based compensation expense. There was no stock-based compensation expense for the three months ended March 31, 2005 as the Company did not adopt the provisions of SFAS 123R until January 1, 2006.

Research and Development Expenses

Our research and development expenses are comprised of salaries and benefits, license fees, costs paid to third-party contractors to perform research, conduct clinical trials, and develop and manufacture drug materials and delivery devices, and a portion of our facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2006	2005	Increase (Decrease)
BYETTA	$8.1	$6.2	$1.9
SYMLIN	6.6	3.7	2.9
Development programs	10.5	7.6	2.9
Early-stage programs and research	19.4	3.7	15.7
Unallocated	7.2	6.3	0.9
	$51.8	$27.5	$24.3

The $24.3 million increase in research and development expenses for the three months ended March 31, 2006 as compared to the same period in 2005 primarily reflects increased expenses of $15.7 million for our early stage programs and research. This increase reflects growth in our preclinical research activities as well as costs associated with our acquisition of leptin during the three months ended March 31, 2006. SYMLIN development expenses increased by $2.9 million, reflecting costs associated with ongoing clinical studies discussed below and growth in our medical science function. The $2.9 million increase in expenses for our development programs primarily reflects increased costs associated with the ongoing exenatide LAR comparator clinical study discussed below and costs associated with manufacturing scale-up. The $1.9 million increase in BYETTA development expenses reflects growth in our medical science function.

Research and development expenses include $5.0 million of non-cash, stock-based compensation expense for the three months ended March 31, 2006, which is embedded within the project costs discussed above. There was no stock-based compensation expense recorded in the three months ended March 31, 2005 as the Company did not adopt the provisions of SFAS 123R until January 1, 2006.

BYETTA

We began selling BYETTA in the United States in June 2005. In March 2006, we submitted a Supplemental New Drug Application, or sNDA, to the FDA for the use of BYETTA in addition to thiazolidinediones (or TZD’s), a common oral therapy. Additional development activities planned for BYETTA in 2006 include the initiation of a clinical study evaluating BYETTA for use as a monotherapy for patients with type 2 diabetes.

The timing of material net cash inflows from our BYETTA development program is dependent upon its market acceptance and the other factors described in this quarterly report.

SYMLIN

We began selling SYMLIN in the United States in April 2005. Our planned 2006 development activities for SYMLIN include continuation of our ongoing studies, including a study to evaluate the use of SYMLIN in clinical practice and a study evaluating the addition of SYMLIN at mealtime for patients treated with once-daily basal insulin, the initiation of a small pharmacokinetic study in pediatric age patients with type 1 diabetes (ages 12 to 16); and the continued development of a disposable pen for the delivery of SYMLIN in cartridges.

The timing of material net cash inflows from our SYMLIN development program is dependent upon its market acceptance and the other factors described in this quarterly report.

Development Programs

We currently have late-stage development programs in diabetes and obesity, and a Phase 2 program in cardiovascular disease.

In diabetes, we are studying exenatide LAR. We are developing exenatide LAR in collaboration with Lilly and Alkermes. In addition, we are working with Alkermes and Parsons Corporation to establish a manufacturing facility for the commercial production of exenatide LAR, which we expect to complete in stages through 2008 at a cost of up to $150 million. Our planned 2006 development activities for exenatide LAR include the continuation of the recently initiated comparator study discussed above and activities associated with manufacturing scale-up.

In obesity, we are studying pramlintide acetate, the active ingredient contained in SYMLIN. In February 2006, we reported positive results from a 16-week Phase 2 dose-ranging study evaluating the safety and weight effects of pramlintide in obese subjects.

In cardiovascular disease, we have a Phase 2 program for AC2592 (GLP-1) for the treatment of congestive heart failure. We are currently conducting a Phase 2 clinical study with AC2592, which we expect to complete in 2006.

Early-stage Programs and Research

In addition to our late-stage development programs in diabetes and obesity and our Phase 2 program in cardiovascular disease, we have a research and Phase 1 program studying AC162352 (PYY 3-36) for potential utility as a treatment for obesity. We also have early-stage programs in diabetes and obesity, including two that we expect to enter clinical development in 2006. In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program from Amgen, Inc. We plan to further explore leptin’s utility in treating metabolic disorders. We also maintain a discovery research program focused on novel peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Collaborative Profit Sharing

Collaborative profit sharing was $30.0 million in the three months ended March 31, 2006, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $3.8 million for the three months ended March 31, 2006, from $2.4 million for the same period in 2005. The increase primarily reflects higher interest rates and higher average cash balances available for investment during the three months ended March 31, 2006 as compared to the same period in 2005.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended March 31, 2006 consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $2.7 million for the three months ended March 31, 2006 and 2005.

Net Loss

Our net loss for the three months ended March 31, 2006 was $67.9 million compared to a net loss of $43.6 million for the same period in 2005. Our net loss for the three months ended March 31, 2006 includes $10.9 million of non-cash, stock-based compensation expense. The increase in net loss primarily reflects increased selling, general and administrative expenses and increased research and development expenses partially offset by the addition of net product sales discussed above.

We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the commercialization of BYETTA and SYMLIN, and expenses associated with the continuation and potential expansion of our research and development programs, including our ongoing late-stage programs and our early-stage development programs, and related general and administrative support may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our BYETTA collaboration with Lilly, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and as of the second quarter of 2005, through sales of BYETTA and SYMLIN.

At March 31, 2006, we had $386.4 million in cash, cash equivalents and short-term investments, compared to $443.4 million at December 31, 2005. In April 2006 we completed a public offering of 11.5 million shares of our common stock, generating net proceeds of approximately $508 million.

We used cash of $62.3 million and $43.9 million for our operating activities in the three months ended March 31, 2006, and 2005, respectively. Investing activities provided $244.0 million and used $63.5 million in the three months ended March 31, 2006 and 2005, respectively. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, and capital expenditures. Financing activities provided $15.0 million and $193.9 million in the three months ended March 31, 2006, and 2005, respectively. These amounts primarily consist of proceeds from the exercise of employee stock options and issuances of common stock.

We expect that our capital expenditures will increase significantly in future periods due primarily to costs associated with our plans to establish a manufacturing facility for exenatide LAR, which we expect to complete in phases through 2008 at an estimated cost of up to $150 million. We are evaluating various forms of secured debt financing to help fund the cost of this facility. In addition we are evaluating the utility of other financing mechanisms including revolving credit lines, or similar facilities, which may be secured by our inventories, accounts receivable or other assets.

We have a loan facility available from Lilly under which $80 million was available to us at March 31, 2006 and there were no amounts outstanding. Any loans under this agreement must be executed prior to May 26, 2006, at which point 50% of any outstanding loan amounts become due. We do not expect to draw on this facility prior to its expiration on May 26, 2006.

At March 31, 2006, we had outstanding long-term debt of $375 million. This amount includes $175 million aggregate principal amount of the 2.25% senior convertible notes due 2008, or the 2003 Notes. The 2003 Notes are currently convertible into a total of up to 5.4 million shares of our common stock at approximately $32.55 per share. Under certain circumstances, the 2003 Notes are redeemable in whole or in part, at our option, on or after June 30, 2006, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. In addition, upon any such redemption we will make an additional payment equal to $112.94 per $1,000 principal amount of the notes redeemed, less interest actually paid or accrued but unpaid on the date of redemption. We may elect to make this additional payment in cash or in shares of our common stock. The remainder of our long-term debt balance at March 31, 2006 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes due 2011, or the 2004 Notes. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$375,000	$—	$175,000	$—	$200,000
Interest payments on long-term debt	43,251	8,938	21,813	10,000	2,500
Inventory purchase obligations(1)	109,289	72,414	25,286	11,589	—
Capital lease obligations	11	11	—	—	—
Operating lease obligations	70,311	11,032	20,432	13,830	25,017
Total(2)	$597,862	$92,395	$242,531	$35,419	$227,517

(1)   Includes $82.7 million of outstanding purchase orders, cancelable by the Company upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)   Excludes long-term obligation of $5.9 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the commercialization of BYETTA and SYMLIN; costs associated with the establishment of an exenatide LAR manufacturing facility; the costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments, our ability and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; the costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with obtaining and validating additional manufacturers of our products and scale-up costs for our drug candidates.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2.25% and 2.5% senior convertible notes at March 31, 2006 was $272.0 million and $307.6 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                  Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Vice President, Finance and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2006.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We have a history of operating losses, anticipate future losses, and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $67.9 million for the three months ended March 31, 2006, $206.8 million in 2005, $157.2 million in 2004 and $122.8 million in 2003. As of March 31, 2006, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. We may not succeed in commercializing BYETTA or

SYMLIN, or any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function in the immediate future for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

Moreover, the marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. Manufacturing facilities that manufacture drug products for the U.S. market, whether they are located inside or outside the United States, are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practice, or cGMP, regulations. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

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

We currently do not manufacture our own drug products or drug candidates and may not be able to obtain adequate supplies, which could cause delays, subject us to product shortages, or reduce product sales.

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

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to timely deliver sufficient quantities of BYETTA or SYMLIN, in either bulk or dosage form, or other product components, including pens for the delivery of these products, it could disrupt our ability to market our products, subject us to product shortages, reduce product sales, and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could also harm our reputation in the medical and patient communities. In addition, we may need to engage additional manufacturers, so that we will be able to continue our commercialization and development efforts for these products or drug candidates. The cost and time to establish these new manufacturing facilities would be substantial.

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long-term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of BYETTA in cartridges. Currently, we are working to increase our production capacity at CP Pharmaceuticals and Baxter’s manufacturing process is undergoing validation. We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges. We have long-term agreements with Bachem and Lonza for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN and used in our treatment of obesity with pramlintide development program. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We have a long-term agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of disposable pens for delivery of SYMLIN in cartridges. Our manufacturers have not produced BYETTA or SYMLIN for commercial use for a sustained period of time. As such, additional unforeseeable risks may be encountered as we, together with our manufacturers, continue to develop familiarity and experience with regard to manufacturing our products. Furthermore, we and the other manufacturers used for our drug candidates may not be able to produce supplies in commercial quantities if our drug candidates are approved. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. In particular, if the rate of commercial demand for BYETTA increases beyond our supply capacity, we could experience supply shortages. Therefore, we may not be able to obtain necessary supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must design, construct, validate and license a new facility. We will depend upon Alkermes and Parsons Corporation to assist us in the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. In addition, we will depend upon Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR. While Alkermes has manufactured exenatide LAR in small quantities for use in clinical trials, we cannot assure you that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all. In addition, we are dependent upon Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide LAR. We also will need to obtain sufficient supplies of diluent necessary for commercial manufacture of exenatide LAR. If we, together with Alkermes, are unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, delay the analysis of data from our completed or ongoing clinical studies or perform additional clinical studies prior to receiving necessary regulatory approvals. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in large enough quantities to be economical, otherwise known as manufacturing scale-up. If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals outside the United States for BYETTA and exenatide LAR. Our collaboration with Lilly may not continue or result in successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing and commercializing BYETTA or sustained-release formulations of BYETTA, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. We are also dependent on Alkermes for the development of exenatide LAR. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

We may require additional financing in the future, which may not be available to us on favorable terms, or at all.

We intend to use our available cash for:

•      Commercialization of BYETTA and SYMLIN;

•      Development of our late stage product candidates and other pipeline candidates;

•      Establishment of additional manufacturing sources, including our Ohio manufacturing facility;

•      Our research and development activities;

•      Other operating expenses;

•      Potential acquisitions of complementary technologies or businesses; and

•      Other general corporate purposes.

We may also be required, or choose to use, our cash to pay principal and interest on outstanding debt, including our $375 million in outstanding principal convertible senior notes, of which $175 million is due in 2008 and $200 million is due in 2011.

To satisfy our future cash requirements we may have to obtain additional financing. We may be unable to obtain any additional financing at all or on terms that we consider favorable.

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

We are exposed to potential risks from recent legislation requiring companies to evaluate internal control over financial reporting.

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. These requirements became effective for the first time for our fiscal year ended December 31, 2004, and neither we nor our independent registered public accounting firm had previously performed an evaluation of our internal control over financial reporting under these new rules. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal control over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal control. If material weaknesses are identified in the future we would be required to conclude that our internal control over financial reporting are ineffective and we could be subject to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

Each of these provisions, as well as selected provisions of Delaware law, could discourage potential takeover attempts, could adversely affect the trading price of our securities being offered by this prospectus and could cause our management to become entrenched and hard to replace. In addition to provisions in our charter documents and under Delaware law, an acquisition of our company could be made more difficult by our employee benefits plans and our employee change in control plan, under which, in connection with a change in control, stock options held by our employees may become vested and our executive officers may receive severance benefits. We also have implemented a stockholder rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis.

Our executive officers, directors and major stockholders control approximately 52% of our common stock.

As of March 31, 2006, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 52% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2006
Second Quarter (through April 26, 2006)	$49.08	$44.05
First Quarter	49.08	35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15
Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

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

•      governmental policy or regulation, including with respect to pricing and reimbursement.

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

Amylin Pharmaceuticals, Inc.

Date: May 5, 2006	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)