Form 10-Q
period 2006-06-30
AMYLIN PHARMACEUTICALS INC
filed 2006-08-07
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 25, 2006
Common Stock, $.001 par value	124,007,019

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$98,117	$72,026
Short-term investments	758,054	371,397
Accounts receivable, net	53,504	26,725
Inventories, net	38,574	26,750
Other current assets	17,853	17,847
Total current assets	966,102	514,745

Property and equipment, net	68,491	42,050
Patents and other assets, net	3,439	3,687
Debt issuance costs, net	6,514	7,505
	$1,044,546	$567,987

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$22,548	$21,046
Accrued compensation	25,814	29,122
Payable to collaborative partner	37,701	16,678
Other current liabilities	43,663	28,479
Current portion of deferred revenue	4,286	4,286
Total current liabilities	134,012	99,611

Other long-term obligations, net of current portion	13,977	12,454

Deferred revenue, net of current portion	9,515	11,658

Convertible senior notes	375,000	375,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 123,817 and 110,531 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	124	111
Additional paid-in capital	1,630,552	1,073,948
Accumulated deficit	(1,118,623)	(1,004,328)
Accumulated other comprehensive loss	(11)	(467)
Total stockholders’ equity	512,042	69,264
	$1,044,546	$567,987

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$108,787	$8,652	$184,659	$8,652
Revenues under collaborative agreements	9,362	38,114	15,836	42,376
Total revenues	118,149	46,766	200,495	51,028

Costs and expenses:
Cost of goods sold	14,685	1,522	24,429	1,522
Selling, general and administrative	63,488	42,315	123,351	62,386
Research and development	50,409	26,661	102,183	54,129
Collaborative profit sharing	43,386	2,866	73,356	2,866
Total costs and expenses	171,968	73,364	323,319	120,903

Operating loss	(53,819)	(26,598)	(122,824)	(69,875)

Interest and other income	10,071	2,764	13,857	5,115
Interest and other expense	(2,646)	(2,760)	(5,328)	(5,438)
Net loss	$(46,394)	$(26,594)	$(114,295)	$(70,198)

Net loss per share, basic and diluted	$(0.38)	$(0.26)	$(0.97)	$(0.68)

Shares used in computing net loss per share, basic and diluted	122,675	104,100	117,293	102,790

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$(114,295)	$(70,198)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,737	4,486
Stock-based compensation	23,293	311
Other non-cash expenses, net	3,753	1,772
Changes in operating assets and liabilities:
Accounts receivable, net	(26,779)	(10,530)
Receivables from collaborative partners	—	5,513
Inventories	(11,824)	(7,754)
Other current assets	372	(6,707)
Accounts payable and accrued liabilities	34,401	8,511
Deferred revenue	(2,143)	(7,143)
Other assets and liabilities, net	1,704	1,905
Net cash flows used for operating activities	(84,781)	(79,834)

Investing activities:
Purchases of short-term investments	(816,054)	(248,348)
Sales and maturities of short-term investments	429,475	145,588
Purchase of fixed assets, net	(32,053)	(7,563)
Increase in patents	(71)	(319)
Net cash flows used for investing activities	(418,703)	(110,642)

Financing activities:
Issuance of common stock, net	529,575	194,866
Principal payments on capital leases	—	(7)
Net cash flows provided by financing activities	529,575	194,859

Increase in cash and cash equivalents	26,091	4,383

Cash and cash equivalents at beginning of period	72,026	60,583
Cash and cash equivalents at end of period	$98,117	$64,966

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements
June 30, 2006
(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2006, and for the three month and six month periods ended June 30, 2006, and June 30, 2005, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

Net Product Sales

Amylin Pharmaceuticals, Inc. (the “Company” or “Amylin”) sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection primarily to wholesale distributors, who, in turn, sell to retail pharmacies, pharmacy benefit managers and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for prescription coupons, payor discounts, distribution service fees, and product returns at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all BYETTA and SYMLIN product sales for sales in the United States. With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers, and accordingly, the Company records all United States products sales of BYETTA.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 8.1 million for each of the three and six months ended June 30, 2006, respectively, and common stock equivalents of 3.1 million and 3.5 million from stock options and warrants for the three and six months ended June 30, 2005, respectively are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 11.2 million for the three and six months ended June 30, 2006 and 2005, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

Stock-Based Compensation Information under SFAS 123R

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123, the Company uses the Black-Scholes model to estimate the value of non-cash, stock-based payments granted to employees under SFAS 123R. The weighted-average estimated fair value of employee stock options granted during the three and six month periods ended June 30, 2006 was $21.77 and $21.89 per share, respectively, using the following weighted-average assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Volatility	52.2%	52.4%
Expected life in years	5.4	5.4
Risk-free interest rate	4.8%	4.8%
Dividend yield	—%	—%

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

The risk free interest rates are based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the Company’s employee stock options. The Company has never paid dividends and does not anticipate doing so for the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of its stock-based payments to employees.

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

The Company recorded $12.4 million, or $0.10 per share, of total non-cash, stock-based compensation expense for the three months ended June 30, 2006, and $23.3 million, or $0.20 per share, of total non-cash, stock-based compensation expense for the six months ended June 30, 2006, as required by the provisions of SFAS 123R. Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and there was no impact on the Company’s reported cash flows for the six months ended June 30, 2006. The breakdown of total non-cash, stock-based compensation expense by operating statement classification is presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$6,825	$—	$12,663	$235
Research and development expenses	5,590	—	10,629	76
	$12,415	$—	$23,292	$311

Pro-Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the pro-forma disclosures required by SFAS 123. Under APB 25, stock-based compensation expense was generally not recorded because the exercise price of stock options granted was equal to the market value of the Company’s common stock on the date of grant, and thus the stock options had no intrinsic value on the date of grant. Under APB 25, the Company recorded $0.3 million of non-cash, stock-based compensation expense during the six month periods ended June 30, 2005 as a result of modifications to the terms of certain outstanding options.

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

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(26,594)	$(70,198)
Add: Stock-based employee compensation expense included in reported net loss	—	311
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,535)	(18,356)
Pro forma net loss	$(36,129)	$(88,243)

Net loss per share:
Basic and diluted – as reported	$(0.26)	$(0.68)
Basic and diluted – pro forma	$(0.35)	$(0.86)

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

To date, stock-based compensation awards under the 1991 Plan, the 2001 Plan and the 2003 Directors’ Plan consist of incentive and non-qualified stock options. Stock options granted under the 2001 Plan and the 2003 Directors’ Plan must have an exercise price equal to at least 100% of the fair market value of the Company’s common stock on the date of grant, have a maximum contractual term of 10 years and generally vest over four years. At June 30, 2006, an aggregate of 24.7 million shares were reserved for future issuance under the Company’s stock option plans, of which 7.9 million shares were available for future grants.

A summary for stock option transactions for all stock option plans during the six months ended June 30, 2006, is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2005	15,736	$17.47
Granted	3,007	$41.63
Exercised	(1,607)	$13.08
Cancelled/Forfeited	(335)	$24.90
Options outstanding at June 30, 2006	16,801	$22.07	7.57	$458,685

Options exercisable at June 30, 2006	8,073	$15.37	6.09	$274,482

Options vested and expected to vest	16,199	$21.76	7.51	$447,337

The total intrinsic value of stock options exercised was $49.1 million and $7.8 million during the six months ended June 30, 2006 and 2005, respectively. The Company received cash from the exercise of stock options of $19.2 million and $3.1 million during the six months ended June 30, 2006, and 2005, respectively. The Company did not record any tax benefits related to the exercise of employee stock options due to its net loss position. Upon option exercise the Company issues new shares of its common stock.

At June 30, 2006, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $123.6 million, with a weighted-average amortization period of 2.8 years. The Company records non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards vesting period.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock (i) on the employee’s enrollment date or (ii) the purchase date. The terms of any offerings under the 2001 Purchase Plan are established by the Compensation and Human Resources Committee of the Board of Directors. The most recent offering expired on July 31, 2006. In May 2006, the Compensation and Human Resources Committee approved a series of four six-month offerings commencing on September 1, 2006.  At June 30, 2006, 0.9 million shares were reserved for future issuance under the 2001 Purchase Plan.

The grant date fair value of purchase rights issued under the 2001 purchase plan during the six months ended June 30, 2006 was $11.39 per purchase right, valued using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Volatility	40.2%	40.2%
Expected life in years	0.25	0.44
Risk-free interest rate	3.7%	3.7%
Dividend yield	—%	—%

The total intrinsic value of purchase rights exercised was $3.5 million and $0.2 million during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $0.4 million, with a weighted-average amortization period of 0.1 years.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico, LLC and Amylin Ohio, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

2.                 Investments

The Company’s investments, consisting principally of debt securities, are classified as available-for-sale; and are stated at fair value. Unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

3.                 Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $1.2 million and $1.6 million at June 30, 2006 and December 31, 2005, respectively. Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials and BYETTA drug product in a disposable pen/cartridge delivery system.

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$31,053	$21,395
Work-in-process	3,271	2,576
Finished goods	4,250	2,779
	$38,574	$26,750

4.                 Debt Issuance Costs

Debt issuance costs relate to the $175 million aggregate principal amount of 2.25% convertible senior notes, due June 30, 2008, which were issued in June and July of 2003, and are referred to as the 2003 Notes, and the $200 million aggregate principal amount of 2.5% convertible senior notes, due April 15, 2011, which were issued in April 2004, and are referred to as the 2004 Notes. Debt issuance costs are being amortized to interest expense in the consolidated statement of operations on a straight-line basis over the contractual term of the notes. The Company incurred total debt issuance costs of $5.3 million in connection with the 2003 Notes and $6.4 million in connection with the 2004 Notes and recorded $0.5 million of amortization in the each of the three months ended June 30, 2006, and 2005, respectively; and $1.0 million of amortization in each of the six months ended June 30, 2006, and 2005, respectively.

5.                 Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued commercial expenses	$4,442	$6,722
Other current liabilities	39,221	21,757
	$43,663	$28,479

6.                 Comprehensive Loss

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the six months ended June 30, 2006 and 2005, the comprehensive loss consisted of (in thousands):

	Six months ended June 30,
	2006	2005
Net loss	$(114,295)	$(70,198)
Other comprehensive loss:
Unrealized gain (loss) on investments	456	(75)
Comprehensive loss	$(113,839)	$(70,273)

7.                 Convertible Senior Notes

In June and July 2003, the Company issued the 2003 Notes in a private placement, which have an aggregate principal amount of $175 million and are due June 30, 2008. The 2003 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2003 Notes and of the common stock issuable upon conversion of the 2003 Notes. The 2003 Notes bear interest at a rate of 2.25% per year, payable in cash semi-annually, and are convertible into a total of up to 5.4 million shares of common stock at a conversion price of approximately $32.55 per share, subject to customary adjustments such as stock dividends and other dilutive transactions.

The 2003 Notes are redeemable at the Company’s option in whole or in part at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date if the closing price of the Company’s common stock has exceeded $45.57 for at least 20 trading days in any consecutive 30-day trading period. At the time of any such redemption, the Company will also make an additional payment on the redeemed 2003 Notes, referred to as a make-whole payment, equal to $112.94 per $1,000 principal amount of the 2003 Notes, less interest actually paid or accrued but unpaid on the 2003 Notes. The Company may elect to make this payment in cash or shares of its common stock.  On July 24, 2006, the Company announced that it is calling for the redemption of all its outstanding 2003 Notes (Note 9).

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

9.              Subsequent Event

On July 24, 2006, the Company announced that it was calling for the redemption of all its outstanding 2003 Notes on August 24, 2006.   Note holders may elect to convert their notes into shares of the Company’s common stock before August 24, 2006.  The Company expects that the 2003 Notes will be converted into approximately 5.4 million shares of its common stock at a conversion price of approximately $32.55 per share.  In addition, the Company expects to issue approximately 175,000 additional shares for the make-whole payment, which is expected to result in a non-operating charge of approximately $8.0 million during the third quarter of 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed under the caption “Cautionary Factors That May Affect Future Results,” as well as those discussed elsewhere in this quarterly report on Form 10-Q. You should consider carefully those cautionary factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of the cautionary factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we are not presently aware of or that we currently believe are immaterial which could also impair our business and financial position. We disclaim any obligation to update the forward-looking information contained in this Form 10-Q.

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of innovative medicines to improve the lives of people with diabetes, obesity and cardiovascular disease. We have two approved products, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, two late-stage programs and multiple early-stage programs.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in May 2005 for the treatment of patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but have not achieved adequate glycemic control.  Net product sales of BYETTA were $98.6 million and $166.8 million for the three and six months ended June 30, 2006, respectively.

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

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. Net product sales of SYMLIN were $10.2 million and $17.9 million for the three and six months ended June 30, 2006, respectively.

We have a field force in excess of 400 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization and diabetes care specialists.

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

We have multiple early stage programs for diabetes and obesity and plan to introduce two new drug candidates for the treatment of obesity into clinical development in 2006. We also maintain an active discovery research program focused on novel peptide therapeutics, and are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to the second quarter of 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At June 30, 2006, our accumulated deficit was approximately $1.1 billion.

At June 30, 2006, we had $856.2 million in cash, cash equivalents and short-term investments. In April 2006, we completed a public offering of 11.5 million shares of our common stock generating net proceeds of $508 million. We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

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

Valuation of Stock-Based Compensation

We adopted Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” on January 1, 2006. SFAS 123R requires us to expense the estimated fair value of non-cash, stock-based payments to employees over the requisite service period, which is generally the vesting period. We adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. Pursuant to the provisions of SFAS 123R, we recorded $12.4 million and $23.3 million of non-cash, stock-based compensation during the three and six month periods ended June 30, 2006, respectively. At June 30, 2006, unamortized non-cash, stock-based compensation expense was $124.0 million and is expected to be amortized over a weighted-average period of approximately 2.8 years.

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

The risk free interest rates are based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the Company’s employee stock options. The Company has never paid dividends and does not anticipate doing so for the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of its stock-based payments to employees.

If factors underlying the above assumptions change in future periods, the associated estimated non-cash, stock-based compensation expense that we record may differ significantly from what we have recorded in the current period.

Results of Operations

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Net Product Sales

Net product sales for the three months ended June 30, 2006, and 2005 were $108.8 million and $8.7 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription coupons, payor discounts, distribution service fees and product returns.

The following table provides information regarding net product sales (in millions):

	Three months ended June 30,
	2006	2005
BYETTA	$98.6	$7.5
SYMLIN	10.2	1.2
	$108.8	$8.7

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended June 30, 2006, were $9.4 million compared to $38.1 million for the same period in 2005. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly.  The decrease in revenues under collaborative agreements in the three months ended June 30, 2006 reflects a $35 million reduction in milestones, partially off-set by a $6.3 million increase in cost-sharing and co-promotion payments. Revenues under collaborative agreements in the three months ended June 30, 2005 include the recognition of $35 million in milestones from Lilly earned in connection with the regulatory approval and launch of BYETTA in the United States.  The increase in cost-sharing and co-promotion payments reflects increased cost-sharing payments from Lilly due primarily to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements for the three months ended June 30, 2006 and 2005 (in millions):

	Three months ended June 30,
	2006	2005
Amortization of up-front payments	$1.1	$1.1
Milestones	—	35.0
Cost-sharing and co-promotion payments	8.3	2.0
	$9.4	$38.1

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize United States development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment. The amount of cost-sharing revenues recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide LAR and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments are subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost of Goods Sold

Cost of goods sold increased to $14.7 million, representing a gross margin of 87%, for the three months ended June 30, 2006, from $1.5 million, representing a gross margin of 82%, for the same period in 2005, and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN.  Quarterly fluctuations in gross margin may be influenced by product mix and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $63.5 million for the three months ended June 30, 2006, from $42.3 million for the same period in 2005. The increase reflects the expansion of our commercial capabilities and business infrastructure to support the 2005 commercial launches of BYETTA and SYMLIN and $6.8 million of non-cash, stock-based compensation expense.  We expect selling, general and administrative expenses to continue to increase from current levels during the remainder of 2006.  This expected increase is primarily dependent upon the timing of both the planned expansion of our field force and increases in our marketing and promotional activities for BYETTA.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,
	2006	2005	Increase (Decrease)
BYETTA	$9.4	$4.7	$4.7
SYMLIN	6.1	4.2	1.9
Late-stage development programs	16.2	6.5	9.7
Early-stage programs and research	11.6	4.8	6.8
Unallocated	7.1	6.5	0.6
	$50.4	$26.7	$23.7

Research and development expenses for the three months ended June 30, 2006 increased to $50.4 million, from $26.7 million for the same period in 2005.  The increase primarily reflects increased expenses associated with our late-stage development programs, increased expenses associated with our early-stage programs and research and increased expenses associated with BYETTA.  The increase in expenses for our late-stage development programs primarily reflects costs associated with the development of exenatide LAR including costs associated with manufacturing scale up and the ongoing comparator study discussed above.   The increase in expenses for our early stage programs and general research primarily reflects costs associated with our early stage obesity programs and preclinical research activities.  The increase in development expenses associated with BYETTA primarily reflects costs associated with ongoing label expansion activities and increased internal costs to support medical education activities.

Research and development expenses include $5.6 million of non-cash, stock-based compensation expense for the three months ended June 30, 2006, which is embedded within the project costs discussed above.

BYETTA

We began selling BYETTA in the United States in May 2005. In March 2006, we submitted a Supplemental New Drug Application, or sNDA, to the FDA for the use of BYETTA in addition to thiazolidinediones (or TZD’s), a common oral therapy. Additional development activities planned for BYETTA in 2006 include the initiation of a clinical study evaluating BYETTA for use as a monotherapy for patients with type 2 diabetes and the submission of data to the FDA supporting the storage of BYETTA at room temperature.

The timing of material net cash inflows from our BYETTA development program is dependent upon its market acceptance and the other factors described in this quarterly report.

SYMLIN

We began selling SYMLIN in the United States in April 2005. During the second quarter of 2006, we submitted an sNDA to the FDA for the administration of SYMLIN via a disposable pen.  Our planned 2006 development activities for SYMLIN include continuation of our ongoing studies, including a study to evaluate the use of SYMLIN in clinical practice and a study evaluating the addition of SYMLIN at mealtime for patients treated with once-daily basal insulin, and the continuation of a small pharmacokinetic study in pediatric age patients with type 1 diabetes (ages 12 to 16).

The timing of material net cash inflows from our SYMLIN development program is dependent upon its market acceptance and the other factors described in this quarterly report.

Late-Stage Development Programs

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

In cardiovascular disease, we have a Phase 2 proof of concept program for AC2592 (GLP-1) for the treatment of congestive heart failure. We are currently conducting a Phase 2 clinical study with AC2592, which we expect to complete in 2006.

Early-stage Programs and Research

In addition to our late-stage development programs in diabetes and obesity and our Phase 2 program in cardiovascular disease, we have a research and Phase 1 program studying AC162352 (PYY 3-36) for potential utility as a treatment for obesity. We also have early-stage programs in diabetes and obesity.  In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program from Amgen, Inc.  We plan to initiate a clinical study evaluating the combination of pramlintide acetate and leptin for the treatment of obesity in the fourth quarter of 2006.  In addition, we plan to initiate a clinical study of a second generation amylinomimetic for the treatment of obesity.  In June 2006, we entered into a development and license agreement with Nastech Pharmaceuticals, Inc. for the development of a nasal formulation of exenatide and we plan to initiate a Phase 1 clinical study of this compound during the third quarter of 2006.  We also maintain a discovery research program focused on novel peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Collaborative Profit Sharing

Collaborative profit sharing was $43.4 million and $2.9 million in the three months ended June 30, 2006 and 2005, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States. The increase in the current period primarily reflects the increased net product sales for BYETTA discussed above.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $10.1 million for the three months ended June 30, 2006, from $2.8 million for the same period in 2005. The increase primarily reflects higher average cash balances available for investment and higher interest rates during the three months ended June 30, 2006 as compared to the same period in 2005.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended June 30, 2006 consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was  to $2.7 million for the three months ended June 30, 2006, compared to $2.8 million for the same period in 2005.

Net Loss

Our net loss for the three months ended June 30, 2006 was $46.4 million compared to a net loss of $26.6 million for the same period in 2005. Our net loss for the three months ended June 30, 2006 includes $12.4 million of non-cash, stock-based compensation expense. The increase in net loss primarily reflects increased research and development expenses, increased selling, general and administrative expenses and the decrease in revenues under collaborative agreements partially offset by the increased net product sales discussed above.

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

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Net Product Sales

Net product sales for the six months ended June 30, 2006 and 2005 were $184.7 million and $8.7 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription coupons, payor discounts, distribution service fees and product returns.

The following table sets forth information regarding our net product sales (in millions):

	Six months ended June 30,
	2006	2005
BYETTA	$166.8	$7.5
SYMLIN	17.9	1.2
	$184.7	$8.7

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the six months ended June 30, 2006, were $15.8 million compared to $42.4 million for the same period in 2005. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly.  The decrease in revenues under collaborative agreements for the six months ended June 30, 2006 reflects the same factors that influenced similar fluctuations for the three months ended June 30, 2006 and includes a reduction in milestones due to the recognition of $35 million in milestones from Lilly in 2005 and an increase in cost-sharing payments from Lilly due primarily to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements for the six months ended June 30, 2006 and 2005 (in millions):

	Six months ended June 30,
	2006	2005
Amortization of up-front payments	$2.1	$2.1
Milestones	—	35.0
Cost-sharing and co-promotion payments	13.7	5.3
	$15.8	$42.4

Cost of Goods Sold

Cost of goods sold increased to $24.4 million, representing a gross margin of 87%, for the six months ended June 30, 2006, from $1.5 million, representing a gross margin of 82%, for the same period in 2005, and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN. Quarterly fluctuations in gross margin may be influenced the product mix and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $123.4 million for the six months ended June 30, 2006, from $62.4 million for the same period in 2005. The increase reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2006 discussed above, and includes the expansion of our commercial capabilities and business infrastructure to support the 2005 commercial launches of BYETTA and SYMLIN and $12.7 million of non-cash, stock-based compensation expense.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Six months ended June 30,
	2006	2005	Increase (Decrease)
BYETTA	$17.5	$10.8	$6.7
SYMLIN	12.7	7.9	4.8
Late-stage development programs	26.7	14.1	12.6
Early-stage programs and research	31.0	8.5	22.5
Unallocated	14.3	12.8	1.5
	$102.2	$54.1	$48.1

Research and development expenses increased to $102.2 million for the six months ended June 30, 2006, from $54.1 million for the same period in 2005.  The increase primarily reflects increased expenses for our early stage programs and research, increased expenses for our late-stage development programs, increased expenses associated with  BYETTA and increased expenses associated with SYMLIN. The increase in expenses for our early-stage programs and research primarily reflects costs associated with the acquisition of leptin, costs associated with our early stage obesity programs and growth in our preclinical research.  The increase in expenses for our late-stage development programs reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2006 discussed above and includes increased costs associated with the development of exenatide LAR.  The increase in expenses for BYETTA reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2006 discussed above and includes costs associated with ongoing label expansion activities and increased internal costs to support medical education activities.  The increase in expenses for SYMLIN primarily reflects costs associated with the ongoing clinical study evaluating the addition of SYMLIN for patients using once daily basal insulin as discussed above.

Research and development expenses include $10.6 million of non-cash, stock-based compensation expense for the six months ended June 30, 2006, which is embedded within the project costs discussed above.

Collaborative Profit Sharing

Collaborative profit sharing was $73.4 million and $2.9 million in the six months ended June 30, 2006 and 2005, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.  The increase in the current period primarily reflects the increased net product sales for BYETTA discussed above.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $13.9 million for the six months ended June 30, 2006, from $5.1 million for the same period in 2005. The increase primarily reflects higher average cash balances available for investment and higher interest rates during the six months ended June 30, 2006 as compared to the same period in 2005.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the six months ended June 30, 2006 consists of interest on our $375 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $5.3 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively.

Net Loss

Our net loss for the six months ended June 30, 2006 was $114.3 million compared to a net loss of $70.2 million for the same period in 2005. Our net loss for the six months ended June 30, 2006 includes $23.3 million of non-cash, stock-based compensation expense. The increase in net loss primarily reflects the increased selling, general and administrative expenses, the increased research and development expenses and the decreased revenues under collaborative agreements, partially offset by the increased net product sales discussed above.

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

At June 30, 2006, we had $856.2 million in cash, cash equivalents and short-term investments, compared to $443.4 million at December 31, 2005. In April 2006 we completed a public offering of 11.5 million shares of our common stock, generating net proceeds of approximately $508 million.

We used cash of $84.8 million and $79.8 million for our operating activities in the six months ended June 30, 2006 and 2005, respectively.  Our operating activities for the six months ended June 30, 2006 reflect uses of cash of $26.8 million and $11.8 million for accounts receivable and inventories, respectively, and a source of cash of $34.4 million for accounts payable and accrued liabilities.  Investing activities used $418.7 million and $110.6 million in the six months ended June 30, 2006 and 2005, respectively. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, and capital expenditures. Financing activities provided $529.6 million and $194.9 million in the six months ended June 30, 2006 and 2005, respectively. These amounts primarily consist of proceeds from issuances of common stock and exercise of employee stock options.

We expect that our capital expenditures will increase significantly in future periods due primarily to costs associated with the establishment of a manufacturing facility for exenatide LAR, which we expect to complete in phases through 2008 at an estimated cost of up to $150 million. We are evaluating various forms of secured debt financing to help fund the cost of this facility. In addition, we are evaluating the utility of other financing mechanisms including revolving credit lines, or similar facilities, which may be secured by our inventories, accounts receivable or other assets.

At June 30, 2006, we had outstanding long-term debt of $375 million. This amount includes $175 million aggregate principal amount of the 2.25% senior convertible notes issued in 2003 and due in 2008, or the 2003 Notes.   On July 24, 2006, we noticed that the redemption of the 2003 Notes will occur on August 24, 2006.   Note holders may elect to convert their notes into shares of our common stock before August 24, 2006.  We expect that the 2003 Notes will be converted into approximately 5.4 million shares of our common stock at a redemption price of approximately $32.55 per share.  In addition, we expect to issue approximately 175,000 additional shares for the make-whole payment.

The remainder of our long-term debt balance at June 30, 2006 consists of $200 million aggregate principal amount of the 2.5% convertible senior notes issued in 2004 and due in 2011, or the 2004 Notes. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$375,000	$175,000	$—	$—	$200,000
Interest on long-term debt (1)	25,000	5,000	10,000	10,000	—
Inventory purchase obligations (2)	120,340	81,113	27,638	11,589	—
Operating lease obligations	68,167	11,009	20,836	12,877	23,445
Total (3)	$588,507	$272,122	$58,474	$34,466	$223,445

(1)          On July 24, 2006, we announced that we are calling the 2003 Notes for redemption on August 24, 2006.  Accordingly, the $175 million in principal amount is reflected as due in less than one year and future interest payments are no longer reflected in this table.  The 2003 Notes are expected to be converted into shares of our common stock.

(2)          Includes $86.4 million of outstanding purchase orders, cancelable by the Company upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)          Excludes long-term obligation of $5.9 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide LAR manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with obtaining and validating additional manufacturers of our products and scale-up costs for our drug candidates.

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2003 Notes and 2004 Notes at June 30, 2006 was approximately $274 million and $318 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                                                     Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Senior Vice President, Finance and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2006.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our subsequent SEC filings.

We have a history of operating losses, anticipate future losses, and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $114.3 million for the six months ended June 30, 2006, $206.8 million in 2005, $157.2 million in 2004 and $122.8 million in 2003. As of June 30, 2006, we had an accumulated deficit of approximately $1.1 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. We may not succeed in commercializing BYETTA or SYMLIN, or any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function in the immediate future for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

We began selling, marketing and distributing our first products, BYETTA and SYMLIN, in 2005 and we will depend heavily on the success of those products in the marketplace.

Prior to the launch of BYETTA and SYMLIN in 2005, we had never sold or marketed our own products. Our ability to generate product revenue in the foreseeable future will depend solely on the commercialization of these products. The successful commercialization of BYETTA and SYMLIN will depend on many factors, including the following:

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

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long-term supply of bulk exenatide. We have long-term agreements with CP Pharmaceuticals Ltd., a subsidiary of Wockhardt Ltd., and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of BYETTA in cartridges. Currently, we are working to increase our production capacity at CP Pharmaceuticals and certain aspects of Baxter’s manufacturing process are undergoing validation. We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges. We have long-term agreements with Bachem and Lonza for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN and used in our treatment of obesity with pramlintide development program. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We have a long-term agreement with CP Pharmaceuticals for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of disposable pens for delivery of SYMLIN in cartridges. Our manufacturers have not produced BYETTA or SYMLIN for commercial use for a sustained period of time. As such, additional unforeseeable risks may be encountered as we, together with our manufacturers, continue to develop familiarity and experience with regard to manufacturing our products. Furthermore, we and the other manufacturers used for our drug candidates may not be able to produce supplies in commercial quantities if our drug candidates are approved. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. In particular, if the rate of commercial demand for BYETTA increases beyond our supply capacity, we could experience supply shortages. Therefore, we may not be able to obtain necessary supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, Lilly, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, cardiovascular disease and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Furthermore, now that we have received FDA approval for BYETTA and SYMLIN, we may also be competing against other companies with respect to our manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, delay the analysis of data from our completed or ongoing clinical studies or perform additional clinical studies prior to receiving necessary regulatory approvals. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in large enough quantities to be economical, otherwise known as manufacturing scale-up. If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•                  we may be unable to complete our development programs for either exenatide LAR, pramlintide, leptin or AC2592;

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

•                  Potential acquisitions of complementary technologies or businesses; and

•                  Other general corporate purposes.

We may also be required, or choose to use, our cash to pay principal and interest on outstanding debt, including our $375 million in outstanding principal convertible senior notes.  In July 2006, we called $175 million of these notes for early redemption and they will become payable in cash in August 2006 unless converted into our common stock at approximately $32.55 per share before August 24, 2006.  The remaining $200 million of our notes is due in 2011.

To satisfy our future cash requirements we may have to obtain additional financing. We may be unable to obtain any additional financing at all or on terms that we consider favorable.

Our business has a substantial risk of product liability claims, and insurance may not be adequate to cover these claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance coverage. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

The data collected from our clinical trials may not be sufficient to support initial approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA’s or any foreign regulatory authority’s response is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

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

We may not be able to enter into marketing and distribution arrangements or find a corporate partner for SYMLIN or our other drug candidates as we deem necessary. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of our drug candidates as we deem necessary, we may not be able to successfully perform these marketing or distribution activities. Moreover, any new marketer or distributor or corporate partner for our drug candidates, including Lilly, with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

We have a significant amount of indebtedness. We may not be able to make payments on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our operations.

In June and July 2003, we issued $175 million of 2.25% convertible senior notes due 2008, which were recently called for redemption and will be redeemed for cash, unless earlier converted, in August 2006. In April 2004, we issued $200 million of 2.50% convertible senior notes due 2011. Our ability to make payments on our debt, including the notes, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. We may need to use our cash to pay principal and interest on our debt, including principal and interest payable in August 2006 in connection with the redemption of the 2.25% notes due 2008, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We may be required to redeem our 2.5% convertible senior notes due 2011 upon a designated event.

Holders of our 2.50% convertible senior notes due 2011 may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. We may not have sufficient cash funds to redeem the notes upon a designated event. We may elect, subject to certain conditions, to pay the redemption price in our common stock or a combination of cash and our common stock. We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price in our common stock. In addition, although there are currently no restrictions on our ability to pay the redemption price under our existing debt agreements, future debt agreements may prohibit us from repaying the redemption price in either cash or common stock. If we are prohibited from redeeming the notes, we could seek consent from our lenders to redeem the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the notes. If we were unable to redeem the notes upon a designated event, it would result in an event of default under the indentures governing the notes. An event of default under the indentures could result in a further event of default under our other then-existing debt. In addition, the occurrence of a designated event may be an event of default under our other debt.

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

Our future success depends on our chief executive officer, our president and other key executives and our ability to attract, retain and motivate qualified personnel.

We are highly dependent on our chief executive officer, our president, and the other principal members of our executive and scientific teams. The unexpected loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing, regulatory, scientific and other personnel and consultants will also be critical to our success. We may not be able to attract and retain these personnel and consultants on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies. We do not maintain “key person” insurance on any of our employees.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information.

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. These requirements became effective for the first time for our fiscal year ended December 31, 2004, and neither we nor our independent registered public accounting firm had previously performed an evaluation of our internal control over financial reporting under these new rules. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal control over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal control. If material weaknesses are identified in the future we would be required to conclude that our internal control over financial reporting are ineffective and we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

Our executive officers, directors and major stockholders control approximately 50% of our common stock.

As of June 30, 2006, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 50% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2006
Third Quarter (through July 25, 2006)	$51.54	$45.49
Second Quarter	38.16	49.37
First Quarter	49.08	35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15
Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Given the uncertainty of our future funding, the successful commercialization of BYETTA and SYMLIN and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

•                  our financial results;

•                  safety issues with BYETTA or SYMLIN;

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

Broad market and industry factors also may materially adversely affect the market price of our common stock, regardless of our actual operating performance. Periods of volatility in the market price of our common stock expose us to securities class-action litigation, and we may be the target of such litigation as a result of market price volatility in the future.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 17, 2006.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved an increase in the number of shares authorized for issuance under Amylin’s 2001 Equity Incentive Plan, as amended, (iii) approved an increase in the number of shares authorized for issuance under Amylin’s 2001 Employee Stock Purchase Plan, as amended, and (iv) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.

We had 111,796,908 shares of common stock outstanding and entitled to vote as of March 24, 2006, the record date for the Annual Meeting.  At the Annual Meeting, 102,498,674 shares of common stock were present in person or represented by proxy for the four proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors.

Director	Votes in Favor	Votes Withheld
Steven R. Altman	101,780,639	718,035
Vaughn D. Bryson	100,269,788	2,228,886
Joseph C. Cook, Jr.	102,042,627	456,047
Karin Eastham	101,771,654	727,020
James R. Gavin III.	102,184,644	314,030
Ginger L. Graham	102,198,107	300,567
Howard E. Greene, Jr.	102,302,367	196,307
Jay S. Skyler, M.D.	102,190,430	308,244
Joseph P. Sullivan	102,251,017	247,657
Thomas R. Testman	99,029,881	3,468,793
James N. Wilson	100,422,189	2,076,485

Proposal 2:  Approve an increase in the aggregate number of shares of common stock reserved for issuance under our 2001 Equity Incentive Plan by 6,500,000 shares.

Votes in Favor:	55,121,382
Votes Against:	20,178,018
Abstentions:	58,219
Broker Non-Votes:	27,141,055

Proposal 3:  Approve an increase in the aggregate number of shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan by 500,000 shares.

Votes in Favor:	74,276,249
Votes Against:	1,015,666
Abstentions:	65,704
Broker Non Vote:	27,141,055

Proposal 4:  Ratification of selection of Ernst & Young LLP as our Independent Auditors.

Votes in Favor:	101,941,528
Votes Against:	402,789
Abstentions:	154,356

ITEM 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to our registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

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

4.2

Rights Agreement, dated as of June 17, 2002, between the registrant and American Stock Transfer & Trust Company (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.3

First Amendment to Rights Agreement, dated December 13, 2002, between the registrant and American Stock Transfer & Trust Company (filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Executive Cash Bonus Plan, as amended (filed on our Current Report on Form 8-K filed on March 17, 2006 and incorporated herein by reference)

10.2	2001 Equity Incentive Plan, as amended (filed as an exhibit to our Current Report on Form 8-K filed on May 22, 2006 and incorporated herein by reference)

10.3	2001 Employee Stock Purchase Plan, as amended (filed as an exhibit to our Current Report on Form 8-K filed on May 22, 2006 and incorporated herein by reference)

10.4	Employment Succession Agreement dated June 1, 2006 by and between Amylin Pharmaceuticals, Inc. and Daniel M. Bradbury

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 7, 2006	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)