Form 10-Q
period 2006-09-30
AMYLIN PHARMACEUTICALS INC
filed 2006-11-06
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 25 , 2006
Common Stock, $.001 par value	130,241,983

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$153,502	$72,026
Short-term investments	679,043	371,397
Accounts receivable, net	65,274	26,725
Inventories, net	48,615	26,750
Other current assets	19,604	17,847
Total current assets	966,038	514,745

Property and equipment, net	92,564	42,050
Patents and other assets, net	2,918	3,687
Debt issuance costs, net	4,148	7,505
	$1,065,668	$567,987

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,723	$21,046
Accrued compensation	28,358	29,122
Payable to collaborative partner	51,076	16,678
Other current liabilities	61,373	28,479
Current portion of deferred revenue	4,286	4,286
Total current liabilities	168,816	99,611

Other long-term obligations, net of current portion	13,864	12,454

Deferred revenue, net of current portion	8,443	11,658

Convertible senior notes	200,000	375,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 130,097 and 110,531 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	130	111
Additional paid-in capital	1,838,030	1,073,948
Accumulated deficit	(1,164,763)	(1,004,328)
Accumulated other comprehensive income (loss)	1,148	(467)
Total stockholders’ equity	674,545	69,264
	$1,065,668	$567,987

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$138,798	$21,872	$323,457	$30,524
Revenues under collaborative agreements	8,219	4,034	24,055	46,411
Total revenues	147,017	25,906	347,512	76,935

Costs and expenses:
Cost of goods sold	14,508	4,260	38,937	5,782
Selling, general and administrative	69,037	52,062	192,388	114,448
Research and development	53,703	32,748	155,886	86,878
Collaborative profit sharing	57,026	7,152	130,382	10,018
Total costs and expenses	194,274	96,222	517,593	217,126

Operating loss	(47,257)	(70,316)	(170,081)	(140,191)

Make-whole payment on debt redemption	(7,875)	—	(7,875)	—
Interest and other income	10,692	3,574	24,549	8,689
Interest and other expense	(1,700)	(2,733)	(7,028)	(8,171)
Net loss	$(46,140)	$(69,475)	$(160,435)	$(139,673)

Net loss per share, basic and diluted	$(0.36)	$(0.65)	$(1.33)	$(1.34)

Shares used in computing net loss per share, basic and diluted	126,582	106,264	120,423	103,961

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$(160,435)	$(139,673)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,090	7,149
Stock-based compensation	37,923	—
Make-whole payment on debt redemption	7,875	—
Other non-cash expenses, net	3,975	1,092
Changes in operating assets and liabilities:
Accounts receivable, net	(38,549)	(21,486)
Receivables from collaborative partners	—	5,549
Inventories, net	(21,865)	(10,721)
Other current assets	(1,429)	(8,469)
Accounts payable, accrued compensation and other current liabilities	26,282	14,854
Payable to collaborative partner	34,398	9,291
Deferred revenue	(3,215)	(8,214)
Other assets and liabilities, net	2,033	2,906
Net cash flows used for operating activities	(101,917)	(147,722)

Investing activities:
Purchases of short-term investments	(824,598)	(313,130)
Sales and maturities of short-term investments	518,239	218,841
Purchase of fixed assets, net	(51,502)	(10,448)
Increase in patents	(54)	(519)
Net cash flows used for investing activities	(357,915)	(105,256)

Financing activities:
Issuance of common stock, net	541,308	356,100
Principal payments on capital leases	—	(10)
Net cash flows provided by financing activities	541,308	356,090

Increase in cash and cash equivalents	81,476	103,112

Cash and cash equivalents at beginning of period	72,026	60,583
Cash and cash equivalents at end of period	$153,502	$163,695

Supplemental disclosure of cash flow information:
Non-cash financing activities
Common stock issued upon conversion of debt	$175,000	—
Reclassification of debt issuance costs to additional paid-in capital upon conversion of debt	$1,980	—

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements
September 30, 2006
(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2006, and for the three month and nine month periods ended September 30, 2006 and September 30, 2005, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

Net Product Sales

Amylin Pharmaceuticals, Inc., referred to as the Company or Amylin, sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection primarily to wholesale distributors, who, in turn, sell to retail pharmacies, pharmacy benefit managers and government entities.  Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for prescription vouchers, payor discounts, distribution service fees, and product returns at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all SYMLIN and BYETTA product sales made in the United States. With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers, and accordingly, the Company reports all United States products sales of BYETTA.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 8.2 million and 8.1 million for the three and nine months ended September 30, 2006, respectively, and common stock equivalents of 4.3 million and 3.8 million from stock options and warrants for the three and nine months ended September 30, 2005, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 5.8 million for the three and nine months ended September 30, 2006 and 11.2 million for the three and nine months ended September 30, 2005 are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) Revised Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment,” which establishes accounting for non-cash, stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash, compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Stock-Based Compensation Information under SFAS 123R

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123, the Company uses the Black-Scholes model to estimate the value of non-cash, stock-based payments granted to employees under SFAS 123R. The weighted-average estimated fair value of employee stock options granted during the three and nine month periods ended September 30, 2006 was $24.02 and $22.04 per share, respectively, using the following weighted-average assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Volatility	52.2%	52.4%
Expected life in years	5.4	5.4
Risk-free interest rate	5.1%	4.8%
Dividend yield	—%	—%

The Company estimates volatility based upon the historical volatility of its common stock for a period corresponding to the expected term of its employee stock options and the implied volatility of market-traded options on its common stock with various maturities between six months and two years, consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107.  Prior to January 1, 2006, the Company estimated expected volatility based upon the historical volatility of its common stock for a period corresponding to the expected term of its employee stock options. The determination to use implied volatility in addition to historical volatility was based upon the availability of actively traded options on the Company’s common stock and the Company’s assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

The expected life of the Company’s employee stock options represents the weighted-average period of time that options granted are expected to be outstanding in consideration of historical exercise patterns and the assumption that all outstanding options will be exercised at the mid-point of the then current date and their maximum contractual term.

The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the Company’s employee stock options. The Company has never paid dividends and does not anticipate doing so for the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of its stock-based payments to employees.

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

The Company recorded $14.6 million, or $0.12 per share, of total non-cash, stock-based compensation expense for the three months ended September 30, 2006, and $37.9 million, or $0.31 per share, of total non-cash, stock-based compensation expense for the nine months ended September 30, 2006, as required by the provisions of SFAS 123R. Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and there was no impact on the Company’s reported cash flows for the nine months ended September 30, 2006. The breakdown of total non-cash, stock-based compensation expense by operating statement classification is presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$8,302	$—	$20,966	$76
Research and development expenses	6,328	—	16,957	235
	$14,630	$—	$37,923	$311

Pro-Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the pro-forma disclosures required by SFAS 123. Under APB 25, stock-based compensation expense was generally not recorded because the exercise price of stock options granted was equal to the market value of the Company’s common stock on the date of grant, and thus the stock options had no intrinsic value on the date of grant. Under APB 25, the Company recorded $0.3 million of non-cash, stock-based compensation expense during the nine month period ended September 30, 2005 as a result of modifications to the terms of certain outstanding options.

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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(69,475)	$(139,673)
Add: Stock-based employee compensation expense included in reported net loss	—	311
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,141)	(28,474)
Pro forma net loss	$(79,616)	$(167,836)

Net loss per share:
Basic and diluted – as reported	$(0.65)	$(1.34)
Basic and diluted – pro forma	$(0.75)	$(1.61)

Stock-Based Compensation Plans

Stock Option Plans

The Company has two stock option plans under which it currently grants stock options: the 2001 Equity Incentive Plan, or the 2001 Plan, which replaced the 1991 Stock Option Plan, or the 1991 Plan, upon the 1991 Plan’s expiration in October 2001, and the 2003 Non-Employee Directors’ Stock Option Plan, or the 2003 Directors’ Plan. Under the 2001 Plan, stock options and restricted stock may be granted to employees, directors and consultants of the Company. Under the 2003 Directors’ Plan, stock options and restricted stock may be granted to non-employee directors of the Company. Options granted under the 2003 Directors’ Plan are issued from shares authorized under the 2001 Plan. Options granted under the 1991 Plan remain outstanding until exercised or cancelled.

To date, stock-based compensation awards under the 1991 Plan, the 2001 Plan and the 2003 Directors’ Plan consist primarily of incentive and non-qualified stock options.  Stock options granted under the 2001 Plan and the 2003 Directors’ Plan must have an exercise price equal to at least 100% of the fair market value of the Company’s common stock on the date of grant, have a maximum contractual term of 10 years and generally vest over four years.  At September 30, 2006, an aggregate of 24.2 million shares were reserved for future issuance under the Company’s stock option plans, of which 7.8 million shares were available for future grants.

A summary for stock option transactions for all stock option plans during the nine months ended September 30, 2006, is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2005	15,736	$17.47
Granted	3,183	$41.95
Exercised	(2,087)	$13.56
Cancelled/Forfeited	(437)	$25.49
Options outstanding at September 30, 2006	16,395	$22.55	7.39	$353,675

Options exercisable at September 30, 2006	8,393	$15.94	6.04	$236,091

Options vested and expected to vest	15,886	$22.26	7.33	$347,232

The total intrinsic value of stock options exercised was $64.4 million and $17.1 million during the nine months ended September 30, 2006 and 2005, respectively. The Company received cash from the exercise of stock options of $26.4 million and $9.6 million during the nine months ended September 30, 2006 and 2005, respectively. The Company did not record any tax benefits related to the exercise of employee stock options due to its net loss position. Upon option exercise the Company issues new shares of its common stock.

At September 30, 2006, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $114.8 million, with a weighted-average amortization period of 2.7 years. The Company records non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards’ vesting period.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock (i) on the employee’s enrollment date or (ii) the purchase date. The terms of any offerings under the 2001 Purchase Plan are established by the Compensation and Human Resources Committee of the Board of Directors. In May 2006, the Compensation and Human Resources Committee approved a series of four consecutive six-month offerings commencing on September 1, 2006.  At September 30, 2006, 0.7 million shares were reserved for future issuance under the 2001 Purchase Plan.

The grant date fair value of purchase rights issued under the 2001 Purchase Plan during the nine months ended September 30, 2006 was $12.83 per purchase right, valued using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Volatility	43.5%	43.2%
Expected life in years	0.5	0.5
Risk-free interest rate	5.0%	4.9%
Dividend yield	—%	—%

The total intrinsic value of purchase rights exercised was $10.4 million and $0.6 million during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $1.3 million, with a weighted-average amortization period of 0.4 years.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico, LLC and Amylin Ohio, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007.  The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.   The provisions of SAB No. 108 are effective in the current fiscal year for the Company.  The Company does not expect that SAB No. 108 will have a material impact on its financial statements.

2.              Investments

The Company’s investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value. Unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

3.              Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $0.6 million and $1.6 million at September 30, 2006 and December 31, 2005, respectively. Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials and BYETTA drug product in a disposable pen/cartridge delivery system.

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$32,761	$21,395
Work-in-process	7,798	2,576
Finished goods	8,056	2,779
	$48,615	$26,750

4.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued commercial expenses	$4,038	$6,722
Accrued product development expenses	13,367	4,315
Unredeemed prescription vouchers	11,687	3,322
Accrued capital additions	8,525	—
Other current liabilities	23,756	14,120
	$61,373	$28,479

5.              Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130 the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the nine months ended September 30, 2006 and 2005, the comprehensive loss consisted of (in thousands):

	Nine months ended September 30,
	2006	2005
Net loss	$(160,435)	$(139,673)
Other comprehensive loss:
Unrealized gain (loss) on investments	1,615	(220)
Comprehensive loss	$(158,820)	$(139,893)

6.              Convertible Senior Notes

In April 2004, the Company issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011 in a private placement referred to as the 2004 Notes. The 2004 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions.  The Company incurred debt issuance costs of $6.4 million in connection with the issuance of the 2004 Notes, which are being amortized to interest expense on a straight-line basis over the term of the 2004 Notes, and have a net book value of $4.1 million at September 30, 2006.  The Company may not redeem the 2004 Notes prior to maturity.

Upon a change in control, the holders of the 2004 Notes may elect to require the Company to re-purchase the 2004 Notes. The Company may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock the number of shares of common stock a holder will receive will be valued at 95% of the average closing prices of our common stock for the five-day trading period ending on the third trading day before the purchase date.

7.              Redemption of Convertible Senior Notes

In June and July 2003, the Company issued $175 million of 2.25% convertible senior notes due June 30, 2008 in a private placement referred to as the 2003 Notes.   The 2003 Notes were convertible into a total of up to 5.4 million shares of common stock at a conversion price of approximately $32.55 per share.  The 2003 notes were provisionally redeemable in whole or in part, at the Company’s option at any time on or after June 30, 2006, upon the satisfaction of certain conditions, at specified redemption prices plus accrued interest.  The Company called the notes for redemption in July 2006 and issued approximately 5.4 million shares of its common stock to note holders upon the conversion of all of the outstanding 2003 Notes in August 2006.  In connection with the conversion, the Company also issued 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal value of the converted 2003 Notes less interest actually paid.  The Company recorded as a one-time, non-cash, non-operating charge of $7.9 million for the make-whole payment in the quarter ended September 30, 2006.  Debt issuance costs of $5.3 million were incurred in connection with the issuance of the 2003 Notes and were being amortized to interest expense on a straight-line basis over the contractual term of the 2003 Notes. Upon conversion, the $2.0 million unamortized balance of these related debt issuance costs were reclassified to additional paid-in capital.

8.              Public Offering of Common Stock

On April 5, 2006, the Company completed a public offering of 11.5 million shares of its common stock at a price of $46.50 per share. This transaction generated net proceeds of approximately $508 million for the Company and was completed pursuant to a shelf registration statement filed with Securities and Exchange Commission in March 2006.

9.              Subsequent Event

On October 31, 2006, the Company and Lilly amended their global development and commercialization agreement for exenatide.  Prior to amending the agreement, operating profits for exenatide products, including any long-acting release formulations, outside of the United States were shared 80% to Lilly and 20% to Amylin.  Under the terms of the amended agreement, effective January 1, 2007, Lilly will pay the Company tiered royalties based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  In addition, effective January 1, 2007, Lilly will be responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to the Company.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed under the caption “Cautionary Factors That May Affect Future Results,” as well as those discussed elsewhere in this quarterly report on Form 10-Q or in our other public disclosures. You should consider carefully those cautionary factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of the cautionary factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we are not presently aware of or that we currently believe are immaterial which could also impair our business and financial position. We disclaim any obligation to update these forward-looking statements.

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

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in May 2005 for the treatment of patients with type 2 diabetes who are taking metformin and/or sulfonylurea, two common oral therapies, but have not achieved adequate glycemic control.  Net product sales of BYETTA were $126.4 million and $293.2 million for the three and nine months ended September 30, 2006, respectively.

We have an agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and any long-acting release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  On October 31, 2006 we and Lilly amended the agreement.  Prior to amending the agreement, operating profits for exenatide, including any long-acting release formulations, outside of the United States were shared 80% to Lilly and 20% to us.  Under the terms of the amended agreement, effective January 1, 2007, Lilly will pay us tiered royalties based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  In addition, effective January 1, 2007, Lilly will be responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.  In September 2006 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Evaluation Agency (EMEA) issued a positive opinion recommending approval of exenatide for the treatment of type 2 diabetes.  Approval of exenatide for sale in Europe is contingent upon review by the European Commission, which then grants a marketing authorization.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. Net product sales of SYMLIN were $12.4 million and $30.3 million for the three and nine months ended September 30, 2006, respectively.

We have a field force of approximately 550 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly co-promotes BYETTA in the United States and has primary responsibility for developing and commercializing BYETTA outside of the United States, including any long-acting release formulations. Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization and diabetes care specialists.

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

We have multiple early stage programs for diabetes and obesity.  We recently announced our program for our integrated neurohormonal therapy for the treatment of obesity.  As part of the program, we plan to initiate four clinical trials of our drug candidates, or combinations of our drug candidates in 2006. We also maintain an active discovery research program focused on novel peptide therapeutics, and are actively seeking to in-license additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to the second quarter of 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At September 30, 2006, our accumulated deficit was approximately $1.2 billion.

At September 30, 2006, we had $832.5 million in cash, cash equivalents and short-term investments. In April 2006, we completed a public offering of 11.5 million shares of our common stock generating net proceeds of $508 million. We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to the valuation of stock-based compensation expense. We base our estimates on our historical experience and historical market data for our common stock and publicly-traded options on our common stock and other assumptions that are believed to be reasonable under the circumstances. Actual results, however, may differ significantly from our estimates.

Valuation of Stock-Based Compensation

We adopted Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” on January 1, 2006.  SFAS 123R requires us to expense the estimated fair value of non-cash, stock-based payments to employees over the requisite service period, which is generally the vesting period. We adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. We recorded $14.6 million and $37.9 million of non-cash, stock-based compensation during the three and nine month periods ended September 30, 2006, respectively. At September 30, 2006, unamortized non-cash, stock-based compensation expense was $116.1 million and is expected to be amortized over a weighted-average period of approximately 2.7 years.

We estimate the fair value of stock-based payments to employees using the Black-Scholes model. This estimate is affected by our stock price as well as assumptions regarding a number of complex inputs that require us to make significant estimates and judgments. These inputs include the expected volatility of our stock price, the expected term of employee stock options, the risk-free interest rate and expected dividends.

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

The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of our employee stock options. We have never paid dividends and do not anticipate doing so for the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our stock-based payments to employees.

If factors underlying the above assumptions change in future periods, the associated estimated non-cash, stock-based compensation expense that we record may differ significantly from what we have recorded in the current period.

We recently conducted a voluntary review of our historical stock option granting practices. This review was overseen by our Audit Committee.  We concluded that our option granting practices were and continue to be appropriate and that no actions are required on our part with respect to our previous stock option grants.

Results of Operations

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Net Product Sales

Net product sales for the three months ended September 30, 2006 and 2005 were $138.8 million and $21.9 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription vouchers, payor discounts, distribution service fees and product returns.

The following table provides information regarding net product sales (in millions):

	Three months ended September 30,
	2006	2005
BYETTA	$126.4	$18.1
SYMLIN	12.4	3.8
	$138.8	$21.9

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, primarily reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended September 30, 2006 were $8.2 million compared to $4.0 million for the same period in 2005. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly.  The increase in revenues under collaborative agreements in the three months ended September 30, 2006 reflects increased cost-sharing payments from Lilly due primarily to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements (in millions):

	Three months ended September 30,
	2006	2005
Amortization of up-front payments	$1.1	$1.0
Cost-sharing payments	7.1	3.0
	$8.2	$4.0

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

Cost of Goods Sold

Cost of goods sold increased to $14.5 million, representing a gross margin of 90%, for the three months ended September 30, 2006, from $4.3 million, representing a gross margin of 81%, for the same period in 2005, and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN.  The improvement in gross margin in the current period primarily reflects lower unit costs for BYETTA due to higher production volumes.  Quarterly fluctuations in gross margins may be influenced by product mix and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $69.0 million for the three months ended September 30, 2006, from $52.1 million for the same period in 2005. The increase reflects the expansion of our commercial capabilities and business infrastructure to support the 2005 commercial launches of BYETTA and SYMLIN and $8.3 million of non-cash, stock-based compensation expense.  We expect selling, general and administrative expenses to continue to increase from current levels during the fourth quarter of 2006.  This expected increase is due primarily to the addition of approximately 150 individuals to our field force and increased marketing support for BYETTA.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,
	2006	2005	Increase
BYETTA	$9.1	$6.0	$3.1
SYMLIN	5.5	5.0	0.5
Late-stage development programs	14.1	8.8	5.3
Early-stage programs and research	16.5	5.9	10.6
Unallocated	8.5	7.0	1.5
	$53.7	$32.7	$21.0

Research and development expenses for the three months ended September 30, 2006 increased to $53.7 million, from $32.7 million for the same period in 2005.  The increase primarily reflects increased expenses associated with our early-stage development programs, increased expenses associated with our late-stage development programs and increased expenses associated with BYETTA.  The increase in expenses for our early stage programs and research primarily reflects costs associated with our early stage obesity programs and preclinical research activities. The increase in expenses for our late-stage development programs primarily reflects costs associated with the development of exenatide LAR including costs associated with manufacturing scale up and the ongoing comparator study discussed above  The increase in development expenses associated with BYETTA primarily reflects costs associated with ongoing label expansion activities.

Research and development expenses include $6.3 million of non-cash, stock-based compensation expense for the three months ended September 30, 2006, which is embedded within the project costs discussed above.

BYETTA

We began selling BYETTA in the United States in May 2005. In March 2006, we submitted a Supplemental New Drug Application, or sNDA, to the FDA for the use of BYETTA in addition to thiazolidinediones (TZDs), a common oral therapy.  During the third quarter of 2006, we initiated a clinical study evaluating BYETTA for use as a monotherapy for patients with type 2 diabetes and submitted data to the FDA supporting the storage of BYETTA at room temperature.

The timing of material net cash inflows from our BYETTA development program is dependent upon its market acceptance and the other factors described in this quarterly report.

SYMLIN

We began selling SYMLIN in the United States in April 2005. During the second quarter of 2006, we submitted an sNDA to the FDA for the administration of SYMLIN via a disposable pen.  In August 2006, we announced positive results from a study evaluating the addition of SYMLIN at mealtime for patients treated with once-daily basal insulin, which will form the basis of a sNDA to the FDA currently planned for submission in the fourth quarter of 2006.  Ongoing development activities for SYMLIN include continuation of our ongoing studies, including a study to evaluate the use of SYMLIN in clinical practice and the continuation of a small pharmacokinetic study in pediatric patients (ages 12 to 16) with type 1 diabetes.

The timing of material net cash inflows from our SYMLIN development program is dependent upon its market acceptance and the other factors described in this quarterly report.

Late-stage Development Programs

We currently have late-stage development programs in diabetes and obesity, and a Phase 2 program in cardiovascular disease.

In diabetes, we are studying exenatide LAR. We are developing exenatide LAR in collaboration with Lilly and Alkermes. In addition, we are working with Alkermes and Parsons Corporation to establish a manufacturing facility for the commercial production of exenatide LAR, which we expect to complete in stages through 2008 at a cost of up to $180 million. Ongoing development activities for exenatide LAR include the continuation of the comparator study discussed above and activities associated with manufacturing scale-up.

In obesity, we are studying pramlintide acetate, the active ingredient contained in SYMLIN. In February 2006, we reported positive results from a 16-week Phase 2 dose-ranging study evaluating the safety and weight effects of pramlintide in obese subjects.

In cardiovascular disease, we have a Phase 2 proof of concept program for AC2592 (GLP-1) for the treatment of congestive heart failure. We are currently conducting a Phase 2 clinical study with AC2592, which we expect to have results from this study during the fourth quarter of 2006.

Early-stage Programs and Research

In addition to our late-stage development programs in diabetes and obesity and our Phase 2 program in cardiovascular disease, we also have early-stage programs in diabetes and obesity.  We recently announced our program for our integrated neurohormonal therapy for the treatment of obesity.  As part of the program, we plan to initiate four clinical trials of our drug candidates, or combinations of our drug candidates in 2006, including a recently initiated study evaluating the combination of pramlintide acetate and leptin, which we acquired from Amgen in early 2006, for the treatment of obesity.  We recently filed an Investigational New Drug Application, or IND, for a second generation amylinomimetic for the treatment of obesity and plan to commence a phase 1 clinical study of this compound during the fourth quarter of 2006.  In June 2006, we entered into a development and license agreement with Nastech Pharmaceuticals, Inc. for the development of a nasal formulation of exenatide and we initiated a Phase 1 clinical study of this compound during the third quarter of 2006.  We also maintain a discovery research program focused on novel peptide therapeutics and we are actively seeking to in-license additional drug candidates.

Collaborative Profit Sharing

Collaborative profit sharing was $57.0 million and $7.2 million in the three months ended September 30, 2006 and 2005, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States. The increase in the current period primarily reflects the increased net product sales for BYETTA discussed above.

Make-whole Payment on Debt Redemption

In July 2006, we called for the redemption on August 24, 2006 of all our outstanding 2.25% convertible senior notes due June 30, 2008, or the 2003 Notes, under a provisional redemption based upon the market price of our common stock exceeding certain thresholds.  All holders elected to convert their 2003 Notes into shares of our common stock.  In connection with the conversion, we issued approximately 5.6 million shares, including 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal amount of the 2003 Notes converted less interest actually paid.  We recorded a one-time, non-cash, non-operating charge of $7.9 million for the make-whole payment during the quarter ended September 30, 2006.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $10.7 million for the three months ended September 30, 2006, from $3.6 million for the same period in 2005. The increase primarily reflects increased investment balances due to the $508 million in proceeds from our April 2006 equity offering and higher interest rates during the three months ended September 30, 2006 as compared to the same period in 2005.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended September 30, 2006 consists of interest on the 2003 Notes and our $200 million of outstanding 2.5% convertible senior notes due April 15, 2011, or the 2004 Notes, and the amortization of associated debt issuance costs. Interest and other expense was $1.7 million for the three months ended September 30, 2006, compared to $2.7 million for the same period in 2005. The decrease reflects lower interest expense following the redemption of the 2003 Notes completed in August 2006.

Net Loss

Our net loss for the three months ended September 30, 2006 was $46.1 million compared to a net loss of $69.5 million for the same period in 2005. Our net loss for the three months ended September 30, 2006 includes $14.6 million of non-cash, stock-based compensation expense. The decrease in net loss primarily reflects increased sales, partially offset by increased research and development expenses, increased selling, general and administrative expenses and increased collaborative profit sharing discussed above.

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

Comparison of Nine months Ended September 30, 2006 to Nine months Ended September 30, 2005

Net Product Sales

Net product sales for the nine months ended September 30, 2006 and 2005 were $323.5 million and $30.5 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription vouchers, payor discounts, distribution service fees and product returns.

The following table sets forth information regarding our net product sales (in millions):

	Nine months ended September 30,
	2006	2005
BYETTA	$293.2	$25.5
SYMLIN	30.3	5.0
	$323.5	$30.5

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, primarily reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the nine months ended September 30, 2006, were $24.1 million compared to $46.4 million for the same period in 2005. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly.  The decrease in the nine months ended September 30, 2006, reflects a reduction in milestone revenue due to the recognition of $35 million in milestones from Lilly in 2005 associated with the regulatory approval and commercial launch of BYETTA in the United States, partially offset by an increase in cost-sharing payments from Lilly due primarily to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements (in millions):

	Nine months ended September 30,
	2006	2005
Amortization of up-front payments	$3.2	$3.2
Milestones	—	35.0
Cost-sharing payments	20.9	8.2
	$24.1	$46.4

Cost of Goods Sold

Cost of goods sold increased to $38.9 million, representing a gross margin of 88%, for the nine months ended September 30, 2006, from $5.8 million, representing a gross margin of 81%, for the same period in 2005, and is comprised primarily of costs associated with the manufacture of BYETTA and SYMLIN. The improvement in gross margin in the current period primarily reflects lower unit costs for BYETTA due to higher production volumes.  Quarterly fluctuations in gross margins may be influenced by product mix and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $192.4 million for the nine months ended September 30, 2006, from $114.4 million for the same period in 2005. The increase reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2006 discussed above and includes the expansion of our commercial capabilities and business infrastructure to support the 2005 commercial launches of BYETTA and SYMLIN and $21.0 million of non-cash, stock-based compensation expense.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Nine months ended September 30,
	2006	2005	Increase
BYETTA	$26.6	$16.9	$9.7
SYMLIN	18.2	12.9	5.3
Late-stage development programs	40.8	22.9	17.9
Early-stage programs and research	47.5	14.4	33.1
Unallocated	22.8	19.8	3.0
	$155.9	$86.9	$69.0

Research and development expenses increased to $155.9 million for the nine months ended September 30, 2006, from $86.9 million for the same period in 2005.  The increase primarily reflects increased expenses for our early-stage programs and research, increased expenses for our late-stage development programs, and increased expenses associated with BYETTA and SYMLIN.  The increase in expenses for our early-stage programs and research primarily reflects costs associated with the acquisition of leptin, costs associated with our early-stage obesity programs and growth in our preclinical research.  The increase in expenses for our late-stage development programs reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2006 discussed above and includes increased costs associated with the development of exenatide LAR.  The increase in expenses for BYETTA reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2006 discussed above and includes costs associated with ongoing label expansion activities.  The increase in expenses for SYMLIN primarily reflects increased costs associated with the recently completed study evaluating the addition of SYMLIN for patients using once-daily basal insulin and the study evaluating the use of SYMLIN in clinical practice discussed above.

Research and development expenses include $17.0 million of non-cash, stock-based compensation expense for the nine months ended September 30, 2006, which is embedded within the project costs discussed above.

Collaborative Profit Sharing

Collaborative profit sharing was $130.4 million and $10.0 million in the nine months ended September 30, 2006 and 2005, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.  The increase in the current period primarily reflects the increased net product sales for BYETTA discussed above.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $24.5 million for the nine months ended September 30, 2006, from $8.7 million for the same period in 2005. The increase primarily reflects increased investment balances due to the $508 million in proceeds from our April 2006 equity offering and higher interest rates as compared to the same period in 2005.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the nine months ended September 30, 2006 consists of interest on 2003 Notes and the 2004 Notes and the amortization of associated debt issuance costs. Interest and other expense was $7.0 million and $8.2 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease reflects lower interest expense following the redemption of the 2003 Notes completed in August 2006.

Net Loss

Our net loss for the nine months ended September 30, 2006 was $160.4 million compared to a net loss of $139.7 million for the same period in 2005. Our net loss for the nine months ended September 30, 2006 includes $37.9 million of non-cash, stock-based compensation expense. The increase in net loss primarily reflects the increased selling, general and administrative expenses, the increased research and development expenses, the increased collaborative profit sharing, and the decreased revenues under collaborative agreements, partially offset by the increased net product sales discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our BYETTA collaboration with Lilly, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and since the second quarter of 2005, through sales of BYETTA and SYMLIN.

At September 30, 2006, we had $832.5 million in cash, cash equivalents and short-term investments, compared to $443.4 million at December 31, 2005. In April 2006 we completed a public offering of 11.5 million shares of our common stock, generating net proceeds of approximately $508 million.

We used cash of $101.9 million and $147.7 million for operating activities in the nine months ended September 30, 2006 and 2005, respectively.  Our operating activities for the nine months ended September 30, 2006 reflect uses of cash of $38.5 million and $21.9 million for increases in accounts receivable and inventories, respectively, and sources of cash of $26.3 million for an increase in accounts payable, accrued compensation and other current liabilities and $34.4 million for an increase in payable to collaborative partner.  Investing activities used $357.9 million and $105.3 million in the nine months ended September 30, 2006 and 2005, respectively. Investing activities in both periods consisted primarily of purchases and sales of short-term investments, and capital expenditures. Financing activities provided $541.3 million and $356.1 million in the nine months ended September 30, 2006 and 2005, respectively. These amounts primarily consist of proceeds from issuances of common stock and the exercise of employee stock options.

We expect that our capital expenditures will increase significantly in future periods due primarily to costs associated with the establishment of a manufacturing facility for exenatide LAR, which we expect to complete in phases through 2008 at an estimated cost of up to $180 million. We are evaluating various forms of secured debt financing to fund a portion of the cost of this facility. In addition, we are evaluating the potential utility of other financing mechanisms including revolving credit lines, or similar facilities, which may be secured by our inventories, accounts receivable or other assets.

In August 2006, we completed the redemption of all of the 2003 Notes.  In connection with the redemption we issued approximately 5.4 million shares of common stock to note holders upon the conversion of all of the outstanding 2003 Notes.  In connection with the conversion, we also issued 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal value of the converted 2003 Notes less interest actually paid.

At September 30, 2006, we had $200 million in aggregate principal amount of the 2004 Notes outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$200,000	$—	$—	$200,000	$—
Interest on long-term debt	25,000	5,000	10,000	10,000	—
Inventory purchase obligations (1)	140,920	89,177	22,906	28,837	—
Operating lease obligations	65,233	10,614	20,224	12,528	21,867
Total (2)	$431,153	$104,791	$53,130	$251,365	$21,867

(1)   Includes $89.2 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)   Excludes long-term obligation of $6.0 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide LAR manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes at September 30, 2006 was approximately $298 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Senior Vice President, Finance and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2006.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 and our subsequent SEC filings.

We have a history of operating losses, anticipate future losses, and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $160.4 million for the nine months ended September 30, 2006, $206.8 million in 2005, $157.2 million in 2004 and $122.8 million in 2003. As of September 30, 2006, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. We may not succeed in commercializing BYETTA or SYMLIN, or any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

We have entered into agreements with Bachem California and Mallinckrodt, Inc. for the long-term supply of bulk exenatide. We have long-term agreements with Wockhardt UK (Holdings) Ltd and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., for the dosage form of BYETTA in cartridges. Currently, we are working to increase our production capacity at Wockhardt UK.  We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges. We have long-term agreements with Bachem and Lonza for the commercial manufacture of bulk pramlintide acetate, the active ingredient contained in SYMLIN and used in our treatment of obesity with pramlintide development program. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We have a long-term agreement with Wockhardt UK for the dosage form of SYMLIN in cartridges and are working with a manufacturer, Ypsomed AG, for the manufacture of disposable pens for delivery of SYMLIN in cartridges. Our manufacturers have not produced BYETTA or SYMLIN for commercial use for a sustained period of time. As such, additional unforeseeable risks may be encountered as we, together with our manufacturers, continue to develop familiarity and experience with regard to manufacturing our products. Furthermore, we and the other manufacturers used for our drug candidates may not be able to produce supplies in commercial quantities if our drug candidates are approved. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens.  Therefore, we may not be able to obtain necessary supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must design, construct, validate and license a new facility. We will depend upon Alkermes and Parsons Corporation to assist us in the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. In addition, we will depend upon Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR. While Alkermes has manufactured exenatide LAR in small quantities for use in clinical trials, we cannot assure you that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all. In addition, we are dependent upon Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide LAR. We also will need to obtain sufficient supplies of diluent, solvents and other components necessary for commercial manufacture of exenatide LAR. If we, together with Alkermes, are unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval. With respect to BYETTA, SYMLIN or any of our potential drug candidates, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or will be sufficient to allow us to sell the products on a competitive basis.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, cardiovascular disease and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Furthermore, now that we have received FDA approval for BYETTA and SYMLIN, we may also be competing against other companies with respect to our manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

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

•                  glinides;

•                  dipeptidyl peptidase IV (DPP-IV) inhibitors;

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us to delay or suspend our ongoing and planned clinical studies, delay the analysis of data from our completed or ongoing clinical studies or perform additional clinical studies prior to receiving necessary regulatory approvals. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in sufficient quantities to be economical, otherwise known as manufacturing scale-up. If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are primarily relying on Lilly to obtain regulatory approvals outside the United States for BYETTA and exenatide LAR. Our collaboration with Lilly may not continue or result in successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days’ notice. If Lilly ceased funding and/or developing and commercializing BYETTA or sustained-release formulations of BYETTA, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. We are also dependent on Alkermes for the development of exenatide LAR. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

Our financial results will fluctuate, and these fluctuations may cause our stock price to fall.

Forecasting future revenues is difficult, especially since we launched our first products in 2005 and when the level of market acceptance of these products is changing rapidly.  In addition, our customer base is highly concentrated with three wholesalers accounting for a majority of our net product sales for the nine months ended September 30, 2006.   Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  As a result, it is reasonably likely that our financial results will fluctuate to an extent, that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

•                  product sales;

•                  cost of product sales;

•                  achievement and timing of research and development milestones;

•                  collaboration revenues;

•                  cost and timing of clinical trials, regulatory approvals and product launches;

•                  marketing and other expenses;

•                  manufacturing or supply issues; and

•                  potential acquisitions of businesses and technologies.

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

•                  Potential acquisitions of complementary technologies or businesses; and

•                  Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including our $200 million of outstanding convertible senior notes, due in 2011.

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

In April 2004, we issued $200 million of 2.5% convertible senior notes due 2011. Our ability to make payments on our debt, including the notes, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We may be required to redeem our 2.5% convertible senior notes due 2011 upon a designated event.

Holders of our 2.5% convertible senior notes due 2011 may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. We may not have sufficient cash funds to redeem the notes upon a designated event. We may elect, subject to certain conditions, to pay the redemption price in our common stock or a combination of cash and our common stock. We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price in our common stock. In addition, although there are currently no restrictions on our ability to pay the redemption price under our existing debt agreements, future debt agreements may prohibit us from repaying the redemption price in either cash or common stock. If we are prohibited from redeeming the notes, we could seek consent from our lenders to redeem the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the notes. If we were unable to redeem the notes upon a designated event, it would result in an event of default under the indentures governing the notes. An event of default under the indentures could result in a further event of default under our other then-existing debt. In addition, the occurrence of a designated event may be an event of default under our other debt.

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

Our executive officers, directors and major stockholders control approximately 48% of our common stock.

As of September 30, 2006, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 48% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Substantial future sales of our common stock by us or our existing stockholders or the conversion of our convertible senior notes to common stock could cause the trading price of our common stock to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the trading price of our common stock to drop. Likewise, the issuance of shares of common stock upon conversion of our convertible notes or redemption of our convertible notes upon a designated event, or upon additional convertible debt or equity financings or other share issuances by us, including shares issued in connection with potential future strategic alliances and the uncertain number of additional shares that we may be required to issue under our agreements with Lilly, could adversely affect the trading price of our common stock. Our convertible notes are currently convertible into a total of up to approximately 5.8 million shares. In addition, the existence of these notes may encourage short selling of our common stock by market participants.

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

	High	Low
Year ending December 31, 2006
Fourth Quarter (through October 25, 2006)	$48.48	$41.80
Third Quarter	51.54	40.76
Second Quarter	49.37	38.16
First Quarter	49.08	35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15
Year ended December 31, 2004
Fourth Quarter	$24.01	$18.80
Third Quarter	23.25	16.48
Second Quarter	26.80	19.69
First Quarter	25.63	18.49

Given the uncertainty of our future funding, the successful commercialization of BYETTA and SYMLIN and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

•                  our financial results;

•                  safety issues with BYETTA, SYMLIN or our product candidates;

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

ITEM 5. Other Information

On October 31, 2006, Amylin Pharmaceuticals, Inc. and Eli Lilly and Company entered into an Amendment to Collaboration Agreement, or the Amendment, which amends the Collaboration Agreement between the parties dated September 19, 2002.  Prior to amending the agreement, operating profits for exenatide, including any long-acting release formulations, outside of the United States were shared 80% to Lilly and 20% to Amylin.  Under the terms of the Amendment, effective January 1, 2007, Lilly will pay Amylin tiered royalties based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  In addition, effective January 1, 2007, Lilly will be responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to Amylin.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.  Amylin and Lilly are parties to a number of other agreements that were entered into in connection with the development and commercialization of exenatide products.

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

Amylin Pharmaceuticals, Inc.

Date: November 6, 2006	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)