Form 10-K
period 2006-12-31
AMYLIN PHARMACEUTICALS INC
filed 2007-02-26
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .

Commission File No. 0-19700

AMYLIN PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0266089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9360 Towne Centre Drive
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 552-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Yes  ☐   No  ☒

The aggregate market value of the common stock of the registrant as of June 30, 2006 held by non-affiliates was $2,486,864,850.

The number of shares outstanding of the registrant’s common stock was 131,079,130 as of February 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2006.

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

Except for the historical information contained herein, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences are described in Part I, Item 1A, entitled “Risk Factors,” as well as those discussed in Part II, Item ,7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this report. We disclaim any obligation to update any forward-looking statement.

PART I

Item 1. Business

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and we expect the commercial launch of BYETTA, through our collaboration partner, Eli Lilly and Company, or Lilly, in various EU member states to occur in 2007.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005. It is approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate gylcemic control and who are taking metformin, sulfonylurea and/or a thiazolidinediene (TZD), the three most common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $430.2 million in 2006 and $75.2 million in 2005.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us and Lilly will pay us royalties for product sales outside of the United States. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained-release formulations of exenatide such as exenatide LAR.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  We own 100% of the global rights to SYMLIN.  Net product sales of SYMLIN were $43.8 million in 2006 and $11.5 million in 2005.

We have a field force of approximately 550 people dedicated to marketing BYETTA and SYMLIN in the United States.  Lilly co-promotes BYETTA in the United States.  Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization, and diabetes care specialists.

In addition to our marketed products, we have ongoing programs in pharmaceutical discovery and development, including late-stage programs for diabetes and obesity. We are also working with Lilly and Alkermes, Inc., or Alkermes, to develop a sustained-release formulation of exenatide, which we refer to as exenatide LAR, to enable once-weekly administration of exenatide for the treatment of type 2 diabetes.  As part of our Integrated Neurohormonal Treatment of Obesity, or INTO, strategy, we have four ongoing clinical trials designed to evaluate novel compounds as new treatments for obesity.  We have partnered with PsychoGenics, Inc. to form Psylin Neurosciences, Inc., or Psylin, a company that will focus on the discovery and development of peptide hormones for treatment of psychiatric indications.  We also have multiple early stage programs for diabetes, obesity and other therapeutic areas, maintain an active discovery research program focused on novel peptide therapeutics and are actively seeking to in-license additional drug candidates.

In January 2007, we announced that on March 1, 2007 Ginger L. Graham will step down as our chief executive officer and will continue to serve as a member of our board of directors.  Daniel M. Bradbury, our current president and chief operating officer, will become our president and chief executive officer effective March 1, 2007.

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

Diabetes

Diabetes is a major health problem worldwide and is the fifth leading cause of death by disease in the United States. Diabetes is a complex, multihormonal disorder of carbohydrate, fat and protein metabolism, primarily resulting from the failure of pancreatic beta cells to produce sufficient insulin, the hormone needed to convert sugar, starches and other foods into energy.  The result is that not enough glucose can enter and fuel the body’s cells and it builds up in the bloodstream causing hyperglycemia (high blood sugar), which may result in severe complications such as kidney failure, nerve damage, blindness, amputation and cardiovascular disease.  Conversely, too much insulin in the bloodstream can cause hypoglycemia (low blood sugar).  Individuals who manage their diabetes with insulin or other oral antidiabetic medication are especially vulnerable to swings of high to low blood sugar level and the risk of very low blood sugar, which if left untreated, can be fatal.

It is estimated that nearly 200 million people worldwide have diabetes. Of that population, it is estimated that approximately 90-95% have type 2 diabetes, also known as adult-onset diabetes, and the remainder have type 1 diabetes, also known as juvenile-onset diabetes. In the United States alone, in 2005 there were approximately 20.8 million people, or 7% of the population, with diabetes and there were approximately 20.6 million over the age of 20, or 9.6% of all people in this age group, with diabetes. However, in 2005 only 14.6 million people in the United States had been diagnosed with diabetes and approximately 1.5 million new cases were diagnosed. From 1997 through 2004, new cases of diagnosed diabetes among Americans aged 18-79 increased by 54%. In addition, there are currently approximately 54 million people in the United States with pre-diabetes, a condition that raises the risk of developing type 2 diabetes, heart disease and stroke. People with pre-diabetes have blood glucose levels higher than normal but not high enough for a diabetes diagnosis.

Glycated hemoglobin (A1C) is the most widely accepted measure of long-term blood glucose control. A1C level is a recognized indicator of an individual’s average blood glucose concentrations over the preceeding 3 to 4-month period. Lower A1C levels indicate better average blood glucose control, with values in people without diabetes usually being less than 6%. The American Diabetes Association, or ADA, suggests that people with diabetes should aim for an A1C value that is lower than 7%. It is estimated that nearly two-thirds of Americans being treated for diabetes are failing to achieve recommended blood glucose levels and, according to research studies conducted in the United States and abroad, these patients would significantly benefit from improved glycemic control. In general, for every 1-point reduction in A1C, the risk of developing microvascular diabetic complications (eye, kidney and nerve disease) is reduced by up to 40%. However, only a minority of people diagnosed with diabetes in the United States are able to achieve the ADA’s recommended target A1C level, even with available drug therapies. Additionally, aggressive use of insulin and some oral medications to reduce glucose levels can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there has long been a need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

In people without diabetes, the beta cells of the pancreas produce two hormones, insulin and amylin. Type 1 diabetes, which is most often diagnosed in children and young adults, destroys beta cells, resulting in a deficiency of both hormones. Replacement of beta cells through islet transplant therapy can, in some cases, temporarily render patients insulin-independent; however, life-long daily insulin therapy is usually required to sustain life for people with type 1 diabetes. The addition of SYMLIN therapy to insulin therapy reduces the typical rise in blood sugars after meals thereby contributing to a reduction in A1C levels.

Type 2 diabetes results from the body’s inability to produce sufficient insulin, or to properly use available insulin, or both. Secretion of the hormone amylin is also impaired in people with type 2 diabetes. Historically, type 2 diabetes occurs later in life. However, primarily as a result of changes in diet and lifestyle, type 2 diabetes is now occurring much earlier in life for many people. Diet and exercise therapy, oral medications, BYETTA, insulin, and insulin with SYMLIN are currently used to treat type 2 diabetes.

Type 2 diabetes usually begins with insulin resistance, a disorder in which the cells do not use insulin properly. As the disease progresses, the beta cells in the pancreas gradually lose their ability to produce insulin in a timely manner. Because of the progressive nature of the disease, no single therapy is currently proven to be effective in controlling the disease over time. As the disease progresses, typically one or more oral medications become necessary, and these often become ineffective in regulating blood glucose levels. Historically, insulin therapy is then added; however, over time, the insulin dosage and number of insulin injections usually need to be increased. Even with additional insulin injections, many people are unable to control their blood glucose levels, or do so at the expense of weight gain and increased risk of hypoglycemia.

In 2005, we introduced two new treatment options, BYETTA and SYMLIN, for healthcare professionals to use in the diabetes care continuum. BYETTA offers patients with inadequate glycemic control using oral medications the opportunity to better control their blood glucose levels and lose weight. SYMLIN offers patients with inadequate glycemic control using mealtime insulin the opportunity to better control their blood glucose levels and lose weight. These novel first-in-class medicines provide new options in disease management and glucose control to millions of people suffering from diabetes.

For people suffering from diabetes, poor control of blood glucose levels has been shown to result in severe long-term complications. For instance, the United States Centers for Disease Control, or CDC, has stated that complications due to diabetes include:

•                  heart disease and stroke;

•                  high blood pressure;

•                  blindness due to retinopathy, a condition manifested by damage to the retina;

•                  nephropathy, or kidney disease;

•                  neuropathy, a condition where there is damage to the nervous system;

•                  amputations due to peripheral vascular disease; and

•                  periodontal disease.

Weight control and obesity are also major problems for patients with diabetes, particularly for those people using insulin and certain oral medications as part of their treatment regimen. In addition, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient’s quality of life. Collectively, these complications and associated metabolic disorders can lead to increased pain, suffering, reduced quality of life, reduced productivity in the workplace and early death.

Marketed Products

BYETTA® (exenatide) injection

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005 as add-on therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate gylcemic control and who are taking metformin and/or sulfonylurea, two common oral therapies for type 2 diabetes.  In December 2006, the United States Food and Drug Administration, or FDA, approved BYETTA as an add-on therapy to improve glycemic control in people with type 2 diabetes who have not achieved adequate glycemic control by using a TZD.

BYETTA provides self-regulating glucose control by augmenting the body’s natural physiologic processes, allowing the body to respond to blood glucose changes as they occur. BYETTA directly affects the beta cells’ responses to elevated glucose by enhancing insulin secretion; this effect dissipates as glucose levels approach the normal range. BYETTA also restores first-phase insulin response, an effect which is evident following the initial dose. BYETTA is administered twice a day by using a fixed dose injection, and requires no dose adjustments due to changes in meal size or composition, exercise or other variables. No additional glucose monitoring is required with BYETTA therapy.

The most common adverse effect of BYETTA is mild to moderate nausea, which tends to dissipate with time. Mild to moderate hypoglycemia has also been observed, primarily when used in conjunction with sulfonylurea, an agent that is known to cause hypoglycemia.

We estimate the number of people in the United States currently using metformin, sulfonylurea and/or a TZD to be approximately 8.2 million. In addition, we estimate that more than 30% of those patients change their oral therapy at least once a year. Approximately two-thirds of all diabetes patients using oral medications are believed to have an A1C higher than the ADA’s recommendation of less than 7% and the vast majority of these patients could be candidates for BYETTA.

In 2005, we launched BYETTA utilizing our field force of approximately 400 with the Lilly field organization supporting BYETTA, focusing our sales efforts on an initial target list of approximately 40,000 physicians in the United States. These targeted physicians write more than half of the prescriptions for diabetes medications in the United States.  In late 2006, we expanded our field force to approximately 550 and, together with the Lilly field organization, expanded our reach to approximately 65,000 physicians who write approximately 70% of the prescriptions for diabetes medication in the United States.  Our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that these physicians understand BYETTA including its mechanisms of action, potential benefits and important use considerations, and that they are prepared to select the appropriate patients to begin BYETTA therapy.

Lilly has primary responsibility for developing and commercializing BYETTA outside the United States, including any sustained-release formulations such as exenatide LAR.  In November 2006, we announced that the European Commission granted marketing authorization for BYETTA for the treatment of type 2 diabetes.  We currently expect Lilly to commercially launch BYETTA in various EU member states in 2007.

BYETTA Development Activities

In June 2006, we announced the results of a two-year study which showed that BYETTA sustained improvements in blood sugar control and reduced body weight in people with type 2 diabetes who previously did not achieve adequate control of the blood sugar level on common oral medications.  After two years of treatment, patients sustained an average A1C reduction of 1.1% from baseline.  This A1C reduction is consistent with the A1C reduction of 1.1% at the end of the initial 30-week clinical trial, demonstrating sustained efficacy over the two-year period.  Fifty percent of patients in this study reached an A1C of 7% or less, and 31% achieved an A1C of 6.5% or less after two years of treatment.  Average weight loss was 10 pounds at two years compared to the average loss of five pounds after 30 weeks.

In June 2006, we also announced results from a 16-week study that showed BYETTA lowered blood glucose levels for people with type 2 diabetes who had not achieved target blood glucose levels despite the use of a TZD with or without metformin.  Patients using BYETTA showed improvements in three important measures of blood glucose control:  fasting blood glucose; postprandial blood glucose; and A1C.  A1C improved by approximately 0.9% compared to the control group.  Sixty-two percent of study participants using BYETTA who completed the full study reached a target A1C of 7% or less.  Patients using BYETTA lost an average of approximately three pounds of body weight, while those treated with placebo lost an average of approximately one-half pound.

In September 2006, we announced results from a 52-week study indicating that BYETTA improves blood sugar levels as effectively as biphasic insulin aspart 30/70 (NovoMix 30®, NovoNordisk) in people with type 2 diabetes failing to achieve acceptable blood sugar control on both metformin and sulfonylurea.  This long-term clinical trial was the second study conducted at European clinical centers demonstrating that BYETTA can control blood sugar as effectively as insulin.  During this study, patients using BYETTA showed improvements in three important measures of blood glucose control:  fasting blood glucose; postprandial blood glucose; and A1C.  BYETTA treatment also resulted in an average reduction in body weight.  Thirty-two percent of patients using BYETTA reached a target A1C of 7% or less.  When measured against the International Diabetes Federation, or IDF, recommended target of A1C of 6.5% or less, 18% of patients in the BYETTA group achieved this level compared to 9% in the biphasic insulin aspart group.  Patients on BYETTA lost an average of 5.5 pounds, while those receiving biphasic insulin aspart gained an average of 6.4 pounds.  In addition, BYETTA significantly reduced peak blood sugar levels after meals.

In September 2006, we also announced results from a 32-week study indicating that BYETTA improves blood sugar levels as effectively as insulin glargine (Lantus®, Sanofi Aventis) for people with type 2 diabetes failing to achieve acceptable blood sugar control on metformin or a sulfonylurea.  This was the third study demonstrating that BYETTA can control blood sugar level as effectively as insulin.  Patients experienced similar reductions in A1C when treated with BYETTA or insulin glargine.  In both patient groups, approximately 40% of study participants reached a target A1C of 7% or less.  When measured against the IDF recommended target of A1C of 6.5% or less, 24% of patients on BYETTA achieved this target compared with 14% when treated with glargine.  After taking BYETTA, patients lost an average of 4.3 pounds, but after taking insulin glargine, patients gained an average of 0.77 pounds.  In addition, BYETTA significantly reduced peak blood sugar levels after meals.

In April 2005, concurrently with BYETTA’s initial approval, the FDA issued an approvable letter for BYETTA when used as a monotherapy (stand-alone therapy) for patients with type 2 diabetes.  In 2006, we commenced a monotherapy study for BYETTA and currently expect to have the results in the second half of 2007. Any additional data submitted in response to the FDA’s approvable letter to support a monotherapy indication is expected to receive a six-month review. We are also conducting other clinical trials to further our knowledge of the utility of BYETTA.

In February 2007, we announced that the FDA approved more convenient patient storage instructions for BYETTA.  BYETTA pens can now be kept at room temperatures below 77 degrees Fahrenheit after first use.  Prior to first use, BYETTA pens must continue to be refrigerated at temperatures between 36 and 46 degrees Fahrenheit.

In June 2006, we entered into an agreement with Nastech Pharmaceutical Company to develop a nasal spray formulation of exenatide.  We and Nastech will jointly develop the nasal spray formulation using Nastech’s proprietary nasal delivery technology.  We have the responsibility for the development program including clinical, non-clinical and regulatory activities, while Nastech will focus on drug delivery and chemistry, and manufacturing and controls activities.  We have also submitted an Investigational New Drug Application, or IND, to the FDA for a human feasibility study for nasal exenatide.  We expect to complete a nasal exenatide Phase 1 clinical trial later this year.

SYMLIN® (pramlintide acetate) injection

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 as adjunctive therapy to mealtime insulin to treat diabetes. Other than insulin and insulin analogues, SYMLIN is the first FDA-approved medication addressing glucose control for patients with type 1 diabetes since the discovery of insulin over 80 years ago. SYMLIN is intended to improve blood glucose control in people treated with insulin alone or, in the case of patients with type 2 diabetes, treated with insulin plus one or more oral medications.

SYMLIN is indicated for use in adults with type 2 or type 1 diabetes to control blood sugar. SYMLIN works with insulin to smooth out the peaks in blood glucose levels to give patients more stable blood glucose levels after meals and throughout the day. SYMLIN also lowers the A1C levels of most patients beyond what insulin alone can achieve. SYMLIN induces satiety, which leads to eating less and weight loss in most patients. In addition, because SYMLIN works with insulin to control blood sugar, patients often need less insulin to achieve desired blood sugar levels after meals.

SYMLIN is used with insulin and has been associated with an increased risk of insulin-induced severe hypoglycemia. The risk can be reduced by appropriate patient selection, careful patient instruction and insulin dose adjustments. Other adverse effects commonly observed are primarily gastrointestinal, including nausea, which decrease over time in most patients.

Our initial SYMLIN launch was focused on a target physician population of 3,000, with a goal of educating these physicians on SYMLIN including its mechanisms of action, potential benefits, use considerations, and appropriate patient selection for initiating SYMLIN therapy.  SYMLIN is now supported by the full Amylin field force of approximately 550 individuals currently targeting approximately 21,000 physicians.  These physicians write approximately 40% of all insulin prescriptions in the United States.

SYMLIN Development Activities

In 2006, we conducted a 16-week study designed to evaluate the efficacy and safety of adding SYMLIN at mealtime to an established regimen of once-daily basal insulin.  In September 2006, we announced results from this study including that patients receiving SYMLIN on average had better overall A1C, reduced glucose fluctuations, used less insulin and experienced weight loss, compared to those using basal insulin without SYMLIN.  In this study, 25% of those patients using basal insulin and mealtime SYMLIN achieved all four components of the composite endpoint compared to 7% of those receiving basal insulin with placebo.  These four components included a drop in A1C level of at least 0.5% from baseline or achieving a 7% or lower A1C target, limiting post-meal glucose excursions to 40 mg/dL or less, no weight gain and no severe hypoglycemia.  In the fourth quarter of 2006, we submitted an sNDA to the FDA seeking approval for the use of SYMLIN at mealtime in patients with type 2 diabetes treated with once-daily basal insulin.

During 2006, we continued to enroll patients in an open-label observational study of SYMLIN. This study is designed to evaluate SYMLIN use in the marketplace. Patients receive SYMLIN as part of their routine diabetes management and are followed in this real-world setting for a period of six months.  In addition, in the second quarter of 2006 we initiated a small pharmacokinetic study in pediatric patients (ages 12 to 16) with type 1 diabetes that is designed to provide insight into dosing in a pediatric population.

In the second quarter of 2006, we submitted a supplemental New Drug Application, or sNDA, to the FDA seeking approval of a disposable pen for the delivery of SYMLIN in cartridges.  We believe the SYMLIN pen will not only enable patients to more easily deliver the proper dose but will also improve the convenience of administering SYMLIN.  If approved by the FDA, we plan to make the SYMLIN pen available to patients in the second half of 2007.

Research and Development

Product Pipeline Programs

We have late-stage development programs in the therapeutic areas of diabetes and obesity and multiple early-stage programs in diabetes and obesity. Our years of research in diabetes and deep understanding of peptide hormones — their physiology, functionality and impact on the disease — are being leveraged to develop potential treatments for obesity. The metabolic components of these diseases are linked in numerous ways, which are reflected in the impact each has on the other.

Diabetes

Exenatide LAR

Exenatide LAR is our late stage development program in diabetes.  Exenatide is the active ingredient in BYETTA and is combined with proprietary technology developed by us and our partner, Alkermes, for a sustained release delivery of exenatide.  The combination of potency and the glucose-dependent mechanism of action inherent in exenatide makes it well suited to development of a sustained-release formulation. We have an agreement with Alkermes for the development, manufacture and commercialization of exenatide LAR and this program is included in our collaboration agreement with Lilly. We are working with Lilly and Alkermes to develop a formulation that enables a once-a-week administration of exenatide for the treatment of type 2 diabetes.

In March 2006, following discussions with the FDA, we initiated a long-term comparator clinical study of exenatide LAR in patients with type 2 diabetes.  This 30-week study is designed to generate the type of safety and efficacy data that could form the basis of a new drug application and will assess whether once-weekly exenatide LAR is at least as effective in improving glucose control as twice-daily BYETTA.  We expect to have results of this study in the second half of 2007.

In June 2006, we announced detailed results from a safety and efficacy study of the LAR formulation of BYETTA.  The study was conducted in 45 patients with type 2 diabetes unable to achieve adequate glucose control with metformin or a diet and exercise regimen.  Some of the patients received a once-weekly 2.0 mg dose subcutaneous injection of exenatide LAR or placebo.  After 15 weeks of treatment there was a 12-week safety monitoring period during which no medication was administered.  At the beginning of the study, the average A1C of study participants was approximately 8.5%.  In patients receiving 2.0 mg dose of exenatide LAR, the average reduction in A1C was 1.7% compared to an increase of 0.4% in the placebo group.  In patients administered 2.0 mg of exenatide LAR, 86% achieved A1C levels of 7% or less.  None of the patients given placebo achieved this target level of glucose control.

In this study, fasting blood glucose levels were reduced at week 15 by an average of 39 mg/dL in patients receiving the 2.0 mg dose of exenatide LAR compared to an average increase of 18 mg/dL in patients receiving placebo.  Average fasting blood glucose level at the beginning of the study was 179 mg/dL.  Patients who received 2.0 mg of exenatide LAR also experienced average reductions in body weight of 8.4 pounds at week 15 with no evidence of a plateau in weight change at that time.  Body weight remained essentially unchanged for placebo group.  The most frequent adverse event was mild nausea, experienced by 27% of subjects in the 2.0 mg dose group compared to 15% in the placebo group.  No severe hypoglycemia was observed and no subjects receiving exenatide LAR withdrew because of adverse events.

Obesity

Obesity is a chronic condition that affects millions of people and is linked to increased health risk of several medical conditions including type 2 diabetes, high blood pressure, heart disease, stroke, osteoarthritis, sleep disorders and several types of cancers.  Obesity is also rapidly becoming a major health problem in all industrialized nations and many developing countries.  According to NAASO (The Obesity Society), obesity is the second leading cause of preventable death in the United States.  It is estimated that 64% of the adult population in the United States are overweight and nearly 60 million adult Americans are considered obese.  It is estimated that the total direct and indirect costs attributed to overweight and obesity health issues exceeds $100 billion in the United States each year.

Genetic, metabolic, psychological and environmental factors can all contribute to obesity. Obesity is measured by Body Mass Index, or BMI, a mathematical formula using a person’s height and weight. BMI is calculated by dividing a person’s weight in kilograms by the person’s height in meters squared. A person with a BMI between 25 and 29.9 is considered overweight. A person with a BMI of 30 or more is considered obese, and a person with a BMI of 40 or more is considered severely obese. Current treatments for obesity include diet, exercise, drug therapy and surgery.

Treatment of Obesity with Pramlintide

We are developing pramlintide acetate, the active ingredient in SYMLIN, as a potential treatment of obesity.  Pramlintide acetate has been studied extensively in people with diabetes and has demonstrated the effect of lowering body weight.

In February 2006, we reported results from a Phase 2 dose-ranging study evaluating the safety and weight effects of pramlintide in obese subjects. After completing 16 weeks of treatment with pramlintide in addition to lifestyle intervention, subjects on average experienced an 8.4 to 13.4 pound weight loss from baseline, compared to a 6.2 pound weight loss with placebo plus lifestyle intervention. Several of the twice-daily and three-times-a-day pramlintide dosage arms achieved the primary study endpoint of significant difference in weight from placebo at week 16.

Weight loss experienced with pramlintide was typically progressive in nature through 16 weeks. At the end of the study, more pramlintide recipients than placebo recipients reported that study medication had helped them to control appetite and portion sizes.

Pramlintide was well tolerated and showed progressive weight loss at doses up to 360 micrograms. No new safety signals were observed in this study, which included higher doses than those previously studied in obese subjects. There was clear evidence of a dose response for the twice-daily regimens. Consistent with previous observations, the most common adverse effect was mild nausea. Weight loss in subjects who did not experience nausea was similar to that seen in the overall study population.

In October 2006, we reported results from a continuation of this study that demonstrated that patients completing 52 weeks of pramlintide therapy experienced a 7-8% mean body weight reduction, depending upon the dose they received, compared to a 1% reduction in patients receiving placebo.  We also reported pre-clinical data revealing synergistic weight loss effects when amylin is used in combination with other neurohormones.

Integrated Neurohormonal Therapy for Obesity (INTO)

In 2006, we announced an expansion of our clinical program in obesity which will assess the safety and efficacy of multiple neurohormones used in combination with pramlintide to treat obesity.  We refer to this program as Integrated Neurohormonal Therapy for Obesity, or INTO.  Integrated neurohormonal therapy is designed to restore the body’s metabolism to its pre-disease state by using neurohormones that work together to address the physiologic imbalances that cause complex chronic diseases such as obesity.  Our INTO program is based on combination therapies and as part of this program, we will study using combinations of small molecules and combinations of peptide and protein hormones.

Three molecular franchises are the primary focus of our INTO program:  amylin, and in particular pramlintide acetate, its synthetic version; leptin, a protein hormone produced from the fat cell that plays a fundamental role in metabolism and also communicates to the brain; and PYY 3-36, a molecule that is secreted in the gut and provides some satiety of hunger control in the post-meal period.  We are also studying a second-generation amylinomimetic, which is a compound that has been optimized in preclinical models to reduce body weight.

Pramlintide

Based on preclinical and clinical data, pramlintide may play an important role in our INTO program.  We are currently conducting a clinical study using pramlintide in combination with approved oral obesity agents, phentermine and sibutramine.  This Phase 2b study is designed to replicate preclinical data showing the additive effects of these combinations.  We expect to have the results of this study in the second half of 2007.  We are also conducting a clinical study using pramlintide in combination with leptin.  This proof of concept study will investigate the synergy of pramlintide and leptin found in preclinical studies.  We expect to have data from this study in the second half of 2007.  We are also studying pramlintide in combination with PYY 3-36.  This safety study would facilitate a triple combination study with pramlintide acetate, leptin and PYY 3-36, if the combination of pramlintide and leptin shows potential.  We are conducting a fourth clinical study to evaluate a second-generation amylinomimetic designed to have enhanced anti-obesity properties.  We expect this study will be completed in the first half of 2007.  In 2006, we submitted an IND application to the FDA for this Phase 1 drug candidate.

Leptin

Leptin is the second compound we are studying in connection with our INTO program.  In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program from Amgen, Inc., or Amgen. Leptin is a naturally occurring protein hormone secreted by fat cells. It plays a key role in metabolism through multiple metabolic actions and appears to act primarily at the hypothalamus to regulate food intake and energy expenditure. Under the terms of the license agreement, we made an up-front payment, may make potential future payments related to technology transfer and development and regulatory milestones and will pay royalties on any product sales. Our license includes exclusive rights to the leptin intellectual property developed by Amgen as well as intellectual property Amgen originally licensed from Rockefeller University.

Leptin’s roles in the treatment of obesity and lipodystrophy have been extensively studied, and the lead molecules have a strong safety profile. Humans suffering from lipodystrophy, a disease characterized by loss of body fat and consequent metabolic disorders (insulin resistance, hyperglycemia, and dyslipidemia), are rendered incapable of secreting sufficient amounts of leptin due to the loss of fat cell mass.

In June 2006, we announced pre-clinical study results showing that co-administration of leptin with amylin (a neurohormone produced by beta cells in the pancreas) resulted in sustained, fat-specific weight loss in leptin-resistant diet-induced obese rats.  Co-administration of leptin and amylin resulted in a decrease in food intake and body weight greater than that seen with either hormone alone.  The amylin plus leptin combination also increased fat oxidation and prevented the fall in energy expenditures that is usually expected with weight loss.  Weight loss occurred due to decreased fat mass, while lean tissue was preserved.

We have commenced a 24-week study on 125 randomized obese patients who will be divided into three groups in order to compare the effects of treating obesity with a combination of pramlintide and leptin.  We expect this study to provide us with data that will help us determine whether the combination of pramlintide and leptin works in humans as we observed in obese animal models.  The primary endpoint of the study will be body weight. We expect results of this study in the second half of 2007.

PYY 3-36

PYY 3-36 is the third compound we are studying in connection with our INTO program.  We are developing PYY 3-36 as a drug candidate for the potential treatment of obesity.  Independent researchers have reported a reduction in food intake in humans using PYY 3-36.

Research Activities

A key element of our strategy is to develop first-in-class compounds for treating metabolic diseases. To achieve this goal, we are exploring hormones with multiple mechanisms of action that will potentially lead to products that have utility in treatment of more than one disease with the potential for many product forms. To do so, we take an integrated and biological, rather than a target-driven, approach to research. Our research is centered on peptide hormones that play an important metabolic role, and which we consider more likely to have an acceptable safety profile because these hormones exist naturally in the human body. Our development path begins with identifying a particular peptide and then determining if it is a circulating hormone, a substance that travels through the bloodstream to affect bodily functions. We then attempt to understand the hormone’s functionality and potential impact on a disease. Rather than starting with a known biology and targeting molecules to modify, enhance, or block it, our scientists are discovering the biology of previously unknown peptides and uncovering utility that could potentially translate into a new human therapy.  The conventional development process commonly used in the pharmaceutical industry, emphasizes utilizing isolated cells or molecular targets to advance drug discovery. Our approach to research calls for our scientists to quickly move to in vivo testing using highly predictive animal models that allow us to design subsequent information-rich clinical trials in humans.

Based on a premise that every peptide hormone has a utility — and a potential therapeutic benefit — we have developed a proprietary and continually growing peptide hormone library we call PHORMOL™. PHORMOL encompasses an extensive panel of potentially valuable biologics that have been taken from nature, including human peptides not previously described. All of these have been synthesized to create a rich source of compounds for ongoing research in their functionality, utility, and potential value in treating a range of human diseases.  In January 2007, we announced that we have partnered with PsychoGenics, Inc., to form Psylin, a company that will focus on the discovery and development of peptide hormones for treatment of psychiatric indications.  Psylin will have access to certain molecules in PHORMOL.

We are developing capabilities in delivery system research and development, focused on product presentations that enhance clinical outcomes and patient convenience.  Delivery systems are selected on the basis of technical feasibility, regulatory acceptance and market preference.  They include injectable sustained release formulations such as salt complexes, lipids, biodegradable polymer and gel systems, as well as non-injectable systems such as nasal sprays, inhalation, oral and transdermal systems.  We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs that may be more amenable to alternative forms of delivery.

We currently have approximately 600 full-time employees dedicated to our research and development activities. We also have more than 200 employees with Ph.D., Pharm.D. or M.D. degrees.  Most of our physicians specialize in diabetes.  In the years ended December 31, 2006, 2005 and 2004, we incurred research and development expense of $222.1 million, $132.1 million and $119.6 million, respectively.

In-Licensing Activities

To augment our internal discovery and development capabilities, we also license or acquire rights to compounds, drug candidates and technologies that have been developed outside of Amylin. In addition to acquiring the exclusive rights to the leptin molecular franchise and program from Amgen, in 2006 we in-licensed intellectual property and other rights to glucose-dependent insulinotropic polypeptide (GIP) agonists from Diabetica, Ltd.  The transaction included rights to certain pre-clinical GIP agonist molecules.  We plan to explore the utility of GIP compounds in diabetes and other metabolic disorders.  In late 2005, we acquired the chemical ligation technology and intellectual property from Gryphon Therapeutics, Inc.  This acquisition expands our chemistry capabilities and improves our flexibility for the synthesis and precision engineering of larger peptides and proteins for research.  We continue to evaluate other in-licensing opportunities.

Sales, Marketing and Distribution

We have built a sales and marketing organization that focuses on healthcare providers, managed healthcare organizations, wholesalers and pharmacies, government purchasers and other third-party payors.  In late 2006, we expanded our field force by approximately 150 people. We currently have a field force of approximately 550 people dedicated to marketing BYETTA and SYMLIN in the United States. Lilly also co-promotes BYETTA in the United States. Our field force includes a primary care sales force as well as a specialty sales force of approximately 74 representatives who call on endocrinologists and other physicians who have large diabetes care practices and other healthcare professionals who support their practices. Our field organization also includes a managed care and government affairs organization, a medical science organization, and diabetes care specialists who support broad medical education programs for both BYETTA and SYMLIN. Members of our sales and marketing team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products.

We utilize common pharmaceutical company practices to market our products. We call on individual physicians and other healthcare professionals and other organizations and individuals involved in the prescribing, purchasing and/or distributing of human medicines  We also provide professional symposia through our extensive medical education programs. Our medical education events are conducted live, via satellite or telephone and through web-based, interactive programs. We will continue to focus on medical education efforts for both BYETTA and SYMLIN through thousands of programs across the United States organized by our medical affairs and professional education organizations. We train physicians and other healthcare professionals as speakers, so that they can in turn teach their peers about how best to incorporate BYETTA or SYMLIN into their patients’ diabetes treatment regimens.

We provide customer service and other related programs for our products, such as disease and product-specific websites, insurance research services, a customer service call center and order, delivery and fulfillment services. We have programs in the United States that provide qualified uninsured and underinsured patients with our products at no charge.

We sell BYETTA and SYMLIN to wholesale distributors who in turn sell to retail pharmacies and government entities. Decisions made by these wholesalers and their customers regarding the levels of inventory they hold, and thus the amount of BYETTA and SYMLIN they purchase, may affect the level of our product sales in any particular period.

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

Although some materials for our drug products are currently available from a single-source or a limited number of qualified sources, we will attempt to acquire a substantial inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements. We believe we will not have any significant issues obtaining suppliers; however, we cannot be certain that we will be able to obtain long-term supplies of our manufacturing materials.

BYETTA Manufacturing

We obtain exenatide, the active ingredient contained in BYETTA, from Bachem California, or Bachem, and Mallinckrodt, Inc., or Mallinckrodt, pursuant to long-term agreements with each company. We have long-term agreements with Wockhardt UK (Holdings) Ltd., or Wockhardt, and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., or Baxter, to supply us the dosage form of exenatide in cartridges.  We have a long-term agreement with Lilly to supply pens for delivery of BYETTA in cartridges.

SYMLIN Manufacturing

We obtain pramlintide acetate, the active ingredient contained in SYMLIN, from Bachem and Lonza Ltd., or Lonza, pursuant to long-term agreements with each company. We have a long-term contract with Baxter for the dosage form of SYMLIN in vials. We also have an agreement with Wockhardt for the dosage form of SYMLIN in cartridges.  We have a long-term agreement with Ypsomed AG to supply pen components for the delivery of SYMLIN in cartridges.  We also have a long-term agreement with Hollister-Stier for the assembly of the SYMLIN pen components and cartridges.

Exenatide LAR Manufacturing

Under the terms of our development and license agreement with Alkermes, we are responsible for manufacturing the once-weekly dosing formulation of exenatide LAR for commercial sale and will pay Alkermes milestone payments upon achievement of development milestones and royalties on sales of exenatide LAR. Alkermes will transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR and will supply us with the polymer materials required for the commercial manufacture of exenatide LAR.

We are currently building a facility in West Chester, Ohio to manufacture exenatide LAR. We are working with Alkermes and Parsons Commercial Technology Group, Inc., or Parsons, a group with significant experience in the design and construction of pharmaceutical manufacturing facilities, to complete the design, construction and validation of this facility. We expect to complete the commercial-scale manufacturing process for exenatide LAR and the commissioning of the facility in the second half of 2008.  We are also evaluating the potential to expand this project based on the progress of exenatide LAR through the development process.

Lilly Collaboration

We entered into a collaboration agreement with Lilly in 2002 for the global development and commercialization of exenatide, including both the twice-daily version, BYETTA, and sustained-release formulations, such as exenatide LAR. Under the terms of the agreement, Lilly made initial payments to us, and purchased approximately 1.6 million shares of our common stock. In addition, Lilly has made milestone payments to us upon the achievement of development and commercial milestones for BYETTA. The agreement also provides for the payment by Lilly of future milestone payments to us upon the achievement of additional development milestones, which primarily relate to sustained-release formulations of exenatide. A portion of future development milestone payments relating to sustained-release formulations of exenatide may be converted into our common stock, at Lilly’s option, if the filing of the New Drug Application, or NDA, with the FDA for the sustained-release formulation of exenatide does not occur on or before December 31, 2007.  We currently do not expect the NDA to be filed by this date. In addition, Lilly is obligated to make additional future milestone payments to us of up to $100 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including BYETTA and sustained-release formulations of exenatide. Our collaboration agreement may be terminated by Lilly at any time on 60 days notice.

We share exenatide United States development and commercialization costs with Lilly equally and we pay Lilly 50% of the operating profits from the sale of products in the United States.

In October 2006, we amended the collaboration agreement such that effective January 1, 2007, Lilly will pay us tiered royalties based upon the annual gross margin for all exenatide product sales, including any sustained-release formulations, outside of the United States.  Royalty payments for exenatide product sales outside the United States will commence after a one-time cumulative gross margin threshold has been met.  In addition, effective January 1, 2007, Lilly will be responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside the United States.  We record all United States BYETTA product revenues and Lilly will record all BYETTA product revenues from outside the United States.

Under our co-promotion arrangement with Lilly, the parties use approximately equal efforts to co-promote BYETTA within the United States and have agreed to use approximately equal efforts to co-promote sustained-release formulations of exenatide within the United States. Lilly will be responsible for commercialization efforts outside the United States.  In November 2006, we announced the European Commission granted marketing authorization for BYETTA for the treatment of type 2 diabetes.  We currently expect Lilly to commercially launch BYETTA in various EU member states in 2007.

Competition

The biotechnology and pharmaceutical industry is highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb Company, GlaxoSmithKline, Lilly, Merck & Co., Novartis AG, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is probable that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete. For example, all of our current drug products are injectable, and may have to compete with therapies that do not require injection. We cannot be certain that we will be able to compete successfully.

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

•      thiazolidinediones (TZDs);

•      glinides;

•      dipeptidyl peptidase type IV (DPP-IV) inhibitors;

•      incretin/GLP-1 agonists;

•      CB-1 antagonists;

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

We have a number of patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. We have also filed foreign counterparts to many of these issued patents and applications.

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

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing products, compounds and processes and those that we will likely file in the future do not always provide complete or adequate protection. Future litigation or proceedings initiated by the United States Patent and Trademark Office regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. In addition, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, we do not have patent protection or we may not be able to enforce our patents in certain countries.  As a result, manufacturers may be able to sell generic versions of our products in those countries.

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

The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA before a proposed clinical trial can begin. Typically, clinical trials involve a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety. In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. The results of the preclinical testing and clinical trials for a pharmaceutical product are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

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

The activities required before a pharmaceutical agent may be marketed in the EU are dictated by the International Conference on Harmonization and are generally similar to those established in the United States. Approval of new drugs across the EU relies on either the mutual recognition process or the centralized approval process of the Eurpoean Medicines Evaluation Agency. Under the centralized procedure, the marketing application is referred for review to two review teams, each representing one of the member countries. Each reviewer then forwards an early assessment to the Committee for Proprietary Medicinal Products, or CPMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information. This step initiates a series of dialogues, meetings and other communications among the CPMP, the two review teams and the applicant, leading in turn to clarification, education and refinement of the original assessment reports. Ultimately, a decision is reached to either grant marketing approval or deny the application if it is determined that the application does not satisfy the regulatory approval criteria. An alternative regulatory procedure in Europe to the centralized procedure for some drugs is the mutual recognition process. Under the mutual recognition process, an application is filed in one country for review. If the drug is approved in that country, it may only be marketed initially in that country. However, under the mutual recognition process, other European countries may individually recognize the approval and allow the drug to then be marketed in such countries.

The clinical testing, manufacture and sale of pharmaceutical products outside of the United States and the EU are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the United States or the EU.

Employees

As of December 31, 2006, we had approximately 1,550 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Executive Officers

The names of our directors and executive officers and certain information about them as of February 15, 2007 are set forth below:

Name	Age	Position
Ginger L. Graham (4)	51	Chief Executive Officer and Director
Daniel M. Bradbury	45	President, Chief Operating Officer and Director
Joseph C. Cook, Jr. (4)	65	Chairman of the Board
Steven R. Altman (1)	45	Director
Vaughn D. Bryson (1) (3)	68	Director
Karin Eastham (2)	57	Director
James R. Gavin III, M.D., Ph.D. (3)	61	Director
Howard E. Greene, Jr. (4)	64	Director
Jay S. Skyler, M.D., MACP(3)	60	Director
Joseph P. Sullivan (2) (4)	64	Director
Thomas R. Testman (2)	70	Director
James N. Wilson (1) (3)	63	Director
Alain D. Baron, M.D.	53	Senior Vice President, Research
Craig A. Eberhard	47	Vice President, Sales
Mark G. Foletta	46	Senior Vice President, Finance and Chief Financial Officer
Mark J. Gergen	44	Senior Vice President, Corporate Development
Orville G. Kolterman, M.D.	59	Senior Vice President, Clinical and Regulatory Affairs
Marcea Bland Lloyd	58	Senior Vice President, Legal and Corporate Affairs, and General Counsel
Roger Marchetti	48	Senior Vice President, Human Resources and Corporate Services
Paul G. Marshall	47	Vice President, Manufacturing and Supply Operations
Lloyd A. Rowland	50	Vice President, Governance and Compliance, and Corporate Secretary
Joe A. Young	39	Senior Vice President, Marketing

(1)           Member of the Compensation and Human Resources Committee.

(2)           Member of the Audit Committee.

(3)           Member of the Corporate Governance Committee.

(4)           Member of the Finance Committee.

Ms. Graham has served as our Chief Executive Officer since June 2006 and she served as our President and Chief Executive Officer from September 2003 to June 2006. Ms. Graham has served as a director since November 1995 and currently serves on the Finance Committee. She previously served on the Audit Committee and the Nominating and Governance Committee. Prior to joining Amylin, Ms. Graham held various positions with Guidant Corporation, including Group Chairman, Office of the President; and President of the Vascular Intervention Group and Vice President. Ms. Graham held various positions with Eli Lilly and Company from 1979 to 1992 including sales, marketing, finance and strategic planning positions. She serves on the board of directors of the Pharmaceutical Research and Manufacturers of America, the California Healthcare Institute, the California Council on Science and Technology, the Harvard Business School Health Industry Advisory Board, the Harvard Business School Dean’s Advisory Board, the Advisory Board for the Kellogg Center for Executive Women, and the University of California, San Diego Health Sciences Advisory Board. Ms. Graham received an M.B.A. from Harvard University.

Mr. Bradbury has served as our President and Chief Operating Officer since June 2006, serving as our Chief Operating Officer since June 2003.  He has served as a director since June 2006.  He previously served as Executive Vice President from June 2000 until his promotion to Chief Operating Officer in June 2003.  He joined us in 1994 and has held officer-level positions in Corporate Development and Marketing during that time.  Prior to joining Amylin, Mr. Bradbury spent ten years at SmithKline Beecham Pharmaceuticals, where he held a number of sales and marketing positions.  He is a member of the board of directors of Illumina, Inc. and Novacea, Inc.  He also serves as a board member for BIOCOM and the Keck Graduate Institute’s Board of Trustees.  Mr. Bradbury is a member of the Royal Pharmaceutical Society of Great Britain and serves on the UCSD Rady School of Management’s Advisory Council.  He received a Bachelor of Pharmacy from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education.

Mr. Cook has been our Chairman of the Board since March 1998. He currently serves as chair of the Finance Committee. He served as Chief Executive Officer from March 1998 until September 2003. From 1994 to 1998, Mr. Cook served as a member of our Board and a consultant to us. Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company. He also serves as a director of Corcept Therapeutics Incorporated. Mr. Cook is also a founder of Mountain Group Capital, LLC, Clinical Products, Inc., and Mountain Ventures, Inc. Mr. Cook also serves on the Board of Mercy Ministries, Inc. and as Chair of the Advisory Board of the College of Engineering, University of Tennessee, on the Board of Trustees for Louisville Presbyterian Theological Seminary and the Board of Mercy Ministries, Inc.  Mr. Cook retired as a Group Vice President of Eli Lilly and Company in 1993 after more than 28 years of service. Mr. Cook received a B.S. in Engineering from the University of Tennessee.

Mr. Altman has served as a director since March 2006 and serves on the Compensation and Human Resources Committee.  He currently serves as President of QUALCOMM Incorporated.  He joined QUALCOMM in 1989 as Corporate Counsel responsible for licensing and acquisitions and was appointed Vice President and General Counsel in 1992.  He became General Manager of QUALCOMM Technology Licensing (QTL) at the formation of the group in 1995 and was named Senior Vice President in 1996.  In 1998, Mr. Altman was named Executive Vice President of QTL and in 2002 he was named President, a position he held until his appointment as President of QUALCOMM in 2005.  Mr. Altman serves on the Board of Trustees of The Salk Institute.  He received his J.D. from the University of San Diego.

Mr. Bryson has served as a director since July 1999 and serves as the chair of the Corporate Governance Committee and on the Compensation and Human Resources Committee. Mr. Bryson was a thirty-two year employee of Eli Lilly and Company and retired as its President and Chief Executive Officer in 1993. He was Executive Vice President from 1986 until 1991, and served as a member of Eli Lilly’s board of directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to 1996. Mr. Bryson is President of Clinical Products, Inc., which develops and markets medical foods for people with diabetes and obesity. He serves on the board of directors of AtheroGenics, Inc. Mr. Bryson received a B.S. in Pharmacy from the University of North Carolina and completed the Sloan Program at the Stanford University Graduate School of Business.

Ms. Eastham has served as a director since September 2005 and serves as the chair of the Audit Committee. She has over 25 years experience in financial and operations management, primarily in life sciences companies. She currently serves as Executive Vice President and Chief Operating Officer, and as a member of the Board of Trustees of the Burnham Institute for Medical Research, a non-profit corporation engaged in basic biomedical research and the home to three research centers — a Cancer Center, the Del E. Webb Center for Neuroscience and Aging and a Center for Research on Infectious and Inflammatory Diseases. From April 1999 to May 2004, Ms. Eastham served as Senior Vice President, Finance, Chief

Financial Officer, and Secretary of Diversa Corporation. She previously held similar positions with CombiChem, Inc., a computational chemistry company, and Cytel Corporation, a biopharmaceutical company. Ms. Eastham also held several positions, including Vice President, Finance, at Boehringer Mannheim Corporation, from 1976 to 1988. Ms. Eastham also serves as a director for Tercica, Inc., Illumina, Inc., and SGX Pharmaceuticals, Inc. Ms. Eastham received a B.S. and an M.B.A. from Indiana University and is both a Certified Public Accountant and Certified Director.

Dr. Gavin has served as a director since December 2005 and serves on the Corporate Governance Committee. Dr. Gavin is currently President and Chief Executive Officer of MicoIslet, Inc. and is Clinical Professor of Medicine, Emory University School of Medicine. He also serves as Executive Vice President for Clinical Affairs, Healing Our Village, Inc. He was President of the Morehouse School of Medicine from 2002 to 2004. Dr. Gavin is a member of the board of directors of Baxter International Inc., Anastasia Marie Laboratories, Inc., Nuvelo, Inc. and MicroIslet, Inc. Dr. Gavin was Chairman of the board of directors of Equidyne Corporation from August 2001 to 2003. He was also a member of the board of directors of Taste for Living, Inc. from 1999 to 2002. From 1991 to 2002, Dr. Gavin was the Senior Scientific Officer of the Howard Hughes Medical Institute. From 2002 until 2005, he served as National Chairman of the National Diabetes Education Program. He received a B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and an M.D. at Duke University Medical School. Dr. Gavin has received numerous civic and academic awards and honors.

Mr. Greene is our co-founder and has served as a director since our inception in 1987. Mr. Greene serves on the Finance Committee. Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over two decades, including three companies for which he served as chief executive officer. From 1987 to 1996, Mr. Greene served as our Chief Executive Officer. From 1986 until 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech from 1979 until its acquisition by Eli Lilly and Company in 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is a director of Biosite Incorporated. Mr. Greene received an M.B.A. from Harvard University.

Dr. Skyler has served as a director since August 1999 and serves on the Corporate Goverance Committee. He is Professor of Medicine, Pediatrics and Psychology, in the Division of Endocrinology Diabetes and Metabolism; and Associate Director for Academic Programs at the Diabetes Research Institute; all at the University of Miami Miller School of Medicine in Florida, where he has been employed since 1976. He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases of the Type 1 Diabetes TrialNet clinical trial network, and serves on the board of directors of DexCom, Inc. Dr. Skyler has served as President of the American Diabetes Association and as Vice President of the International Diabetes Federation. Dr. Skyler serves on the editorial board of several diabetes and general medicine journals. He received a B.S. from Pennsylvania State University, an M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

Mr. Sullivan has served as a director since September 2003 and serves on the Audit Committee and the Finance Committee. Mr. Sullivan is currently Chairman of the Board of Advisors of RAND Health and Vice Chairman of the Board of the UCLA Medical Center. From 2000 to 2003, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of Protocare, Inc. From 1993 to 1999, he served as Chairman, Chief Executive Officer and a director of American Health Properties, Inc. For the previous twenty years, Mr. Sullivan was an investment banker with Goldman Sachs. Mr. Sullivan also currently serves on the board of directors of Cymetrix, Health Care Property Investors, Inc. (a real estate investment trust) and AutoGenomics, Inc. Mr. Sullivan received an M.B.A. from Harvard University and a J.D. from the University of Minnesota Law School.

Mr. Testman has served as a director since December 2002 and serves on the Audit Committee. Mr. Testman is a former managing partner of Ernst & Young, LLP where, during his tenure from 1962 to 1992, he served as managing partner of both Health Care Services and Management Consulting Services for the West Coast and national practices. He also served as an area managing partner for the audit and tax practice. Mr. Testman currently serves on the board of directors of Endocare, Inc. He formerly served as Chairman of the Board of Specialty Laboratories, Inc. and on the board of directors of three other publicly held companies. He also serves on the board of four privately held health-care companies. He received an M.B.A. from Trinity University and is a Certified Public Accountant (retired).

Mr. Wilson has served as a director since March 2002 and serves as the chair of our Compensation and Human Resources Committee and on the Corporate Governance Committee. He is a director and Chairman of the Board of both Corcept Therapeutics Inc. and NuGEN, Inc. From 1996 to 2001, Mr. Wilson was Chairman of the Board of Amira Medical, Inc. From 1990 to 1994, Mr. Wilson served as President and Chief Operating Officer of Syntex Corporation. Prior to 1990, he served in various senior management positions, including Chief Executive Officer for Neurex Corporation and LifeScan,

Inc. Mr. Wilson serves on the board of directors of the Palo Alto Medical Foundation, A Stepping Stone Foundation (pre-school education). Mr. Wilson received a B.A. and an M.B.A. from the University of Arizona.

Dr. Baron has served as our Senior Vice President, Research since September 2004, and previously served as Senior Vice President, Clinical Research since June 2002. He previously served as Vice President, Clinical Research since December 1999. Dr. Baron has been clinical Professor of Medicine at the University of California, San Diego, and Clinical VA Staff Physician at the VA Medical Center, San Diego, since 2001. From 1989 to 2000, Dr. Baron worked for the Indiana University School of Medicine, where he served as Professor of Medicine and Director, Division of Endocrinology and Metabolism. Earlier, Dr. Baron held academic and clinical positions in the Division of Endocrinology and Metabolism at the University of California, San Diego, and the Veterans Administration Medical Center in San Diego. He is the recipient of several prestigious awards for his research in diabetes and vascular disease, including the 1996 Outstanding Clinical Investigator Award from the American Federation for Medical Research, several awards from the American Diabetes Association, and is a current National Institutes of Health MERIT award recipient. He received an M.D. from the Medical College of Georgia, Augusta, and completed postdoctoral studies at the University of California, San Diego.

Mr. Eberhard has served as Vice President, Sales since May 2003. Prior to joining us, Mr. Eberhard was Regional Vice President, Sales, at Pharmacia Corporation, for which he had worked for 21 years. During his career with Pharmacia Corporation and its related pre-merger companies, he held positions in sales, sales management, corporate training, sales operations, and managed care before assuming the Vice President, Sales position. Mr. Eberhard received a B.S. in Biology from California Lutheran University.

Mr. Foletta has served as Senior Vice President, Finance and Chief Financial Officer since March 2006 and he previously served as Vice President, Finance and Chief Financial Officer from March 2000 to March 2006. Mr. Foletta previously served as a Principal of Triton Group Management, Inc. from 1997 to 2000. From 1986 to 1997, Mr. Foletta held a number of management positions with Intermark, Inc. and Triton Group Ltd., the most recent of which was Senior Vice President, Chief Financial Officer and Corporate Secretary. From 1982 to 1986, Mr. Foletta was with Ernst & Young, most recently serving as an Audit Manager. He is a director of Anadys Pharmaceuticals, Inc. Mr. Foletta received a B.A. in Business Economics from the University of California, Santa Barbara. He is a Certified Public Accountant and a member of the Financial Executives Institute.

Mr. Gergen has served as Senior Vice President, Corporate Development since August 2006 and previously served as Vice President of Business Development from May 2005 to August 2006.  Prior to joining us, Mr. Gergen was an independent consultant to biotech and medical technology companies for strategy, financing and corporate development.  From 2003 to 2005, Mr. Gergen was Executive Vice President at CardioNet, Inc. He held various positions at Advanced Tissue Sciences, Inc. from 2000 to 2003 most recently as Chief Restructuring Officer and Acting CEO.  He also served as Senior Vice President, Chief Financial and Development Officer and Vice President, Development, General Counsel and Secretary.  From 1999 to 2000, Mr. Gergen was employed at Premier, Inc. and from 1994 to 1999 he held various positions with Medtronic, Inc.  From 1990 to 1994 he held various corporate development positions at Jostens, Inc. and from 1986 to 1990, he practiced law at various law firms.  Mr. Gergen serves on the Board of Directors of a privately held company.  Mr. Gergen received a B.A. in Administration from Minot State University and a J.D. from the University of Minnesota Law School.

Dr. Kolterman has served as Senior Vice President, Clinical and Regulatory Affairs since August 2005. He previously served as Senior Vice President, Clinical Affairs from February 1997 to August 2005, Vice President, Medical Affairs from 1993 to 1997, and Director, Medical Affairs from 1992 to 1993. From 1983 to 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989, he has been Adjunct Professor of Medicine at the University of California, San Diego. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the Diabetes Control and Complications Trial Study Group and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study. He is also a past-president of the California Affiliate of the American Diabetes Association. Dr. Kolterman received his M.D. from Stanford University School of Medicine.

Ms. Lloyd has served as our Senior Vice President, Legal and Corporate Affairs, and General Counsel since February 2007.  Prior to joining us, Ms. Lloyd served as Group Senior Vice President, Chief Administrative Officer, General Counsel and Secretary of VHA Inc. from November 2004 to February 2007.  Previously, she served as VHA’s General Counsel and Secretary from May 1999 to November 2004.  From 1993 to April 1999, Ms. Lloyd was Vice President and Assistant General Counsel of Medtronic, Inc. and served as Medtronic’s Assistant General Counsel from 1991 to 1993.  From 1978 to 1991, Ms. Lloyd held various legal positions with Medtronic.  Prior to joining Medtronic, Ms. Lloyd served as counsel to Pillsbury Company and Montgomery Ward & Co. and she taught Business Law at the University of Minnesota Business School.  Ms. Lloyd is Chairperson of the Executive Leadership Foundation and an associate of the Women Business Leaders of the United States Health Care Industry Foundation.  She received a B.S./B.A. from Knox College and a J.D. from Northwestern University.

Mr. Marchetti has served as our Senior Vice President, Human Resources and Corporate Services since November 2005. Prior to joining us, he served as Vice President, Human Resources for Guidant Corporation from July 2002 to October 2005. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human Resources for Guidant’s Vascular Intervention group, and served as Guidant’s Corporate Controller and Chief Accounting Officer from 1994 to 1999. He joined Eli Lilly and Company’s Medical Devices and Diagnostics division in 1988. In 1992, he became Financial Manager of Lilly’s pharmaceutical manufacturing operations in Indianapolis. From 1980 to 1986, he was with the audit staff of Touche Ross & Co. (currently Deloitte). He received a B.A. from LaSalle University in Philadelphia and an MBA from the Ross School of Business at the University of Michigan.  He is a Certified Public Accountant.

Mr. Marshall has served as Vice President, Manufacturing and Supply Operations since December 2006.  Prior to joining us, he was Vice President of Corporate Manufacturing at Amgen, Inc.  From 2002 to 2005, Mr. Marshall served as President of Manufacturing at Recombinant Proteins at the Bioscience Division of Baxter International.  From 1999 to 2002, he was Site Head of the Baxter International Thousand Oaks facility.  He joined Creative BioMolecules in 1992, first as Head of Process Development and Clinical Manufacturing and then as Head of Operations.  From 1988 to 1992, Mr. Marshall held various management positions with Welgen Manufacturing Partnership (now Amgen, Rhode Island), Repligen Corporation and Damon Biotech.  He serves on the board of directors of Medicago, Inc. and is a member of ISPE and ASCB.  Mr. Marshall received a B.S. and an M.S. in Biology from the University of Massachusetts at Dartmouth and completed three years of post-graduate work concentrating in hematology and coagulation research at Brown University.

Mr. Rowland has served as our Vice President, Governance and Compliance, and Corporate Secretary since February 2007.  He previously served as our Vice President, Legal, Secretary and General Counsel from September 2001 to February 2007.  Prior to joining us, Mr. Rowland served in various positions at Alliance Pharmaceutical Corp., including as Vice President beginning in 1999, Secretary beginning in 1998 and General Counsel and Assistant Secretary beginning in 1993. Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson. He received a J.D. from Emory University.

Mr. Young has served as Senior Vice President, Marketing since October 2006.  Prior to joining us, Mr. Young served as Vice President, Diabetes Brand Marketing at Novo Nordisk where he managed the marketing activities of Novo Nordisk’s injectable insulin business.  From 2000 to 2004, Mr. Young held global and U.S. commercial leadership roles at Aventis for a variety of metabolic/diabetes compounds.  Prior to working at Aventis, Mr. Young held product and sales management positions at Parke-Davis.  Mr. Young received a B.S. from Texas A&M University with a concentration in pre-medicine and business.

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

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $218.9 million in 2006, $206.8 million in 2005 and $157.2 million in 2004. As of December 31, 2006, we had an accumulated deficit of approximately $1.2 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

We began selling, marketing and distributing our first products, BYETTA and SYMLIN, in 2005 and we will depend heavily on the success of those products in the marketplace.

Prior to the launch of BYETTA and SYMLIN in 2005, we had never sold or marketed our own products. Our ability to generate product revenue for the next few years will depend solely on the success of these products. The ability of BYETTA and SYMLIN to generate revenue at the levels we expect will depend on many factors, including the following:

•               acceptance of these first-in-class medicines by the medical community, patients receiving therapy and third party payors;

•               a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•     successfully expanding and sustaining manufacturing capacity to meet demand;

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

Moreover, the marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. Manufacturing facilities that manufacture drug products for the United States market, whether they are located inside or outside the United States, are subject to biennial inspections by the FDA and must comply with the FDA’s cGMP regulations. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

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

The manufacturing of sufficient quantities of newly-approved drug products and drug candidates is a time-consuming and complex process. We currently have no manufacturing capabilities. In order to successfully commercialize our products, including BYETTA and SYMLIN, and continue to develop our drug candidates, including exenatide LAR, we rely on various third parties to provide the necessary manufacturing.

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us.  In addition, there are a limited number of each of peptide suppliers, cartridge manufacturers and disposable pen manufacturers. If we are not able to arrange for and maintain third-party manufacturing on commercially reasonable terms, or we lose one of our sole source suppliers used for our existing products or for some components of our manufacturing processes for our products or drug candidates, we may not be able to market our products or complete development of our drug candidates on a timely basis, if at all.

Reliance on third-party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including, but not limited to, risks to our ability to commercialize our products or conduct clinical trials, risks of reliance on the third-party for regulatory compliance and quality assurance, third-party refusal to supply on a long-term basis, the possibility of breach of the manufacturing agreement by the third-party and the possibility of termination or non-renewal of the agreement by the third-party, based on its business priorities, at a time that is costly or inconvenient for us. If any of these risks occur, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials.  Our reliance on third-party manufacturers for the production of our two commercial products is described in more detail below.

We rely on Bachem and Mallinckrodt to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in BYETTA.  In addition, we rely on single-source manufacturers for some of our raw materials used by Bachem and Mallinckrodt to produce bulk exenatide.  We also rely on Wockhardt and Baxter to manufacture the dosage form of BYETTA in cartridges. We are further dependent upon Lilly to supply pens for delivery of BYETTA in cartridges.

 We rely on Bachem and Lonza to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN.  In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials.  We have submitted an sNDA to the FDA seeking approval of a disposable pen for the delivery of SYMLIN in cartridges and, if approved, plan to make the SYMLIN pen available to patients in 2007.  If approved, we would rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen.  We would also rely on Hollister-Stier for the assembly of the SYMLIN Pen.

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

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must design, construct, commission and validate a new facility. We depend upon Alkermes and Parsons to assist us in the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. In addition, we depend upon Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR. Although we have completed manufacturing scale-up to intermediate batch size, and together with Alkermes we have completed engineering batches of commercial scale at a third party facility, we cannot assure you that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all. In addition, we are dependent upon Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide LAR. We also will need to obtain sufficient supplies of diluent, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide LAR. If we, together with Alkermes, are unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

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

Significant uncertainty exists as to the reimbursement status of health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for BYETTA and/or SYMLIN or any other products we discover and develop. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Furthermore, now that we have received FDA approval for BYETTA and SYMLIN, we may also be competing against other companies with respect to our manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our target patient population for BYETTA includes people with diabetes who have not achieved adequate glycemic control using metformin, sulfonylurea and/or a TZD, the three most common oral therapies for type 2 diabetes. Our target population for SYMLIN is people with either type 2 or type 1 diabetes whose therapy includes multiple mealtime insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products are available or in development to treat type 2 diabetes, including:

•                   sulfonylureas;

•                   metformin;

•                   insulins, including injectable and inhaled versions;

•                  TZDs;

•                   glinides;

•                   DPP-IV inhibitors;

•                  incretin/GLP-1 agonists;

•                  CB-1 antagonists;

•                  PPARs; and

•                   alpha-glucosidase inhibitors.

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

Delays in the conduct or completion of our clinical trials, the analysis of the data from our clinical trials or our manufacturing scale-up activities may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to enter into new collaborative arrangements.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us to delay or suspend our ongoing and planned clinical studies, delay the analysis of data from our completed or ongoing clinical studies or perform additional clinical studies prior to receiving necessary regulatory approvals. We also cannot predict whether we will encounter delays or an inability to create manufacturing processes for drug candidates that allow us to produce drug product in sufficient quantities to be economical, otherwise known as manufacturing scale-up. If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•     we may be unable to complete our development programs for exenatide LAR or our obesity clinical trials;

•     we may have to delay or terminate our planned filings for regulatory approval;

•     we may not have the financial resources to continue research and development of any of our drug candidates; and

•     we may not be able to enter into, if we chose to do so, any additional collaborative arrangements.

In addition, Lilly can terminate our collaboration for the development and commercialization of BYETTA and sustained-release formulations of exenatide at any time on 60 days notice. Moreover, if the FDA does not accept for filing an NDA for a sustained-release formulation of exenatide by December 31, 2007, Lilly will have the right to convert a portion of future milestone payments that we may receive under our collaboration into shares of our common stock at a conversion price equal to the fair market value of our common stock at the time of any such conversion.  We currently do not expect the NDA to be filed by this date.

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

•                 our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to BYETTA, exenatide LAR or nasal exenatide; or

•      serious side effects experienced by study participants relating to a drug candidate.

We are substantially dependent on our collaboration with Lilly for the development and commercialization of BYETTA and dependent on Lilly and Alkermes for the development of exenatide LAR.

We have entered into a collaborative arrangement with Lilly, who currently markets diabetes therapies and is developing additional diabetes drug candidates, to commercialize BYETTA and further develop sustained-release formulations of BYETTA, including exenatide LAR. We entered into this collaboration in order to:

•     fund some of our research and development activities;

•     assist us in seeking and obtaining regulatory approvals; and

•     assist us in the successful commercialization of BYETTA and exenatide LAR.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals outside the United States for BYETTA and exenatide LAR. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide LAR, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. We are also dependent on Alkermes for the development of exenatide LAR. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.  If we are unable to obtain licenses to third party patent rights for required technologies, we could be adversely affected.

We own or hold exclusive rights to many issued United States patents and pending United States patent applications related to the development and commercialization of exenatide, including BYETTA and exenatide LAR, SYMLIN and our other drug candidates. These patents and applications cover composition-of-matter, medical indications, methods of use, formulations and other inventive results.  We have issued and pending applications for formulations of BYETTA and exenatide LAR, but we do not have a composition-of-matter patent covering exenatide. We also own or hold exclusive rights to various foreign patent applications that correspond to issued United States patents or pending United States patent applications.

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

We also rely upon licensing opportunities for some of our technologies.  We cannot be certain that we will not lose our rights to certain patented technologies under existing licenses or that we will be able to obtain a license to any required third-party technology. If we lose our licensed technology rights or if we are not able to obtain a required license, we could be adversely affected.

We may be unable to obtain regulatory clearance to market our drug candidates in the United States or foreign countries on a timely basis, or at all.

Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. Regulatory authorities may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. Regulatory authorities may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, and expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.  Unexpected changes to the FDA or foreign regulatory approval process could also delay or prevent the approval of our drug candidates.

The data collected from our clinical trials may not be sufficient to support approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA’s or any foreign regulatory authority’s response is delayed or not favorable for any of our drug candidates, our stock price could decline significantly.

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

Forecasting future revenues is difficult, especially since we launched our first products in 2005 and when the level of market acceptance of these products is changing rapidly.  In addition, our customer base is highly concentrated with four customers accounting for a majority of our net product sales.   Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  As a result, it is reasonably likely that our financial results will fluctuate to an extent, that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

•                  product sales;

•                  cost of product sales;

•                  achievement and timing of research and development milestones;

•                  collaboration revenues;

•                  cost and timing of clinical trials, regulatory approvals and product launches;

•                  marketing and other expenses;

•                  manufacturing or supply issues; and

•                  potential acquisitions of businesses and technologies and our ability to successfully integrate any such acquisitions into our existing business.

We may require additional financing in the future, which may not be available to us on favorable terms, or at all.

We intend to use our available cash for:

•                  Commercialization of BYETTA and SYMLIN;

•                  Development of exenatide LAR and other pipeline candidates;

•                  Executing our INTO strategy;

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

Our ability to enter into and maintain third-party relationships is important to our successful development and commercialization of BYETTA, SYMLIN and our other drug candidates and to our potential profitability.

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

If our research and development programs fail to result in additional drug candidates, the growth of our business could be impaired.

Certain of our research and development programs for drug candidates are at an early stage and will require significant research, development, preclinical and clinical testing, manufacturing scale-up activities, regulatory approval and/or commitments of resources before commercialization. We cannot predict whether our research will lead to the discovery of any additional drug candidates that could generate additional revenues for us.

Our future success depends on our chief executive officer, and other key executives and our ability to attract, retain and motivate qualified personnel.

We are highly dependent on our chief executive officer, and the other principal members of our executive and scientific teams. The unexpected loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing, regulatory, scientific and other personnel and consultants will also be critical to our success. We may not be able to attract and retain these personnel and consultants on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies. We do not maintain “key person” insurance on any of our employees.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information.

Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our research and development activities and planned manufacturing activities involve the use of hazardous materials, which subject us to regulation, related costs and delays and potential liabilities.

Our research and development and our planned manufacturing activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our research and development safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  In addition, as part of the development of our planned manufacturing activities, we will need to development additional safety procedures for the handling and disposing of hazardous materials.  If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our executive officers, directors and major stockholders control approximately 70% of our common stock.

As of December 31, 2006, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 70% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2005, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2007
First Quarter (through February 13, 2007)	$42.45	$35.55
Year ending December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	51.54	40.76
Second Quarter	49.37	38.16
First Quarter	49.08	35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15

Given the uncertainty of our future funding, whether BYETTA and SYMLIN will meet our expectations, and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future. In addition, the following factors may significantly affect the market price of our common stock:

•     our financial results and/or fluctuations in our financial results;

•              safety issues with BYETTA, SYMLIN or our product candidates;

•     clinical study results;

•     determinations by regulatory authorities with respect to our drug candidates;

•                    our ability to complete our Ohio manufacturing facility;

•     developments in our relationships with current or future collaborative partners;

•     our ability to successfully execute our commercialization strategies;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2006, we occupied approximately 360,000 square feet of office and laboratory space. Our leases on a majority of these properties expire in 2015.  We have also entered into short-term leases and other agreements for small offices in Boulder, Colorado, Brentwood, Tennessee, Doylestown, Pennsylvania, Mandeville, Louisianna, Beachwood, Ohio, Washington, D.C. and Germany.

Our wholly-owned subsidiary, Amylin Ohio LLC, owns a building and 43 acres of land in West Chester, Ohio.   The building, once built out for the manufacture of exenatide LAR, will have approximately 150,000 square feet of manufacturing and office space.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Market under the symbol “AMLN.” The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on The NASDAQ Global Market:

	High	Low
Year Ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	51.54	40.76
Second Quarter	49.37	38.16
First Quarter	49.08	35.58

Year Ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	35.47	18.50
Second Quarter	21.73	14.50
First Quarter	24.95	17.15

The last reported sale price of our common stock on The NASDAQ Global Market on February 13, 2007 was $40.34. As of February 13, 2007, there were approximately 685 shareholders of record of our common stock.

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

	Years Ended December 31
	2006	2005	2004	2003	2002
		(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Net product sales	$474,038	$86,713	$—	$—	$—
Revenues under collaborative agreements	36,837	53,761	34,268	85,652	13,395
Total revenues	510,875	140,474	34,268	85,652	13,395

Costs and expenses:
Cost of goods sold	50,073	14,784	—	—	—
Selling, general and administrative	281,950 (1)	171,520	66,958	56,761	25,334
Research and development	222,053 (2)	132,128	119,558	149,431	94,456
Collaborative profit-sharing	194,191	31,359	—	—	—
Acquired in-process research and development	—	—	—	3,300	—
Total costs and expenses	748,267	349,791	186,516	209,492	119,790
Make-whole payment on debt redemption	(7,875)	—	—	—	—
Net interest and other income (expense)	26,411	2,485	(4,909)	1,032	(3,392)
Net loss	(218,856)	(206,832)	(157,157)	(122,808)	(109,787)
Net loss per share — basic and diluted	$(1.78)	$(1.96)	$(1.67)	$(1.33)	$(1.39)
Shares used in calculating net loss per share — basic and diluted	122,647	105,532	94,054	92,396	79,106

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$767,331	$443,423	$293,756	$269,776	$147,358
Working capital	702,930	415,134	282,421	243,144	92,368
Total assets	1,060,386	566,962	357,800	311,045	168,545
Long-term obligations, excluding current portion	221,208	399,112	403,233	202,425	88,234
Accumulated deficit	(1,223,184)	(1,004,328)	(797,496)	(640,339)	(517,531)
Total stockholders’ equity (deficit)	635,291	69,264	(87,370)	63,216	12,298

(1)          Selling, general and administrative expenses for the year ended December 31, 2006 include approximately $29.0 million of employee stock-based compensation expense pursuant to the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” which the Company adopted on January 1, 2006.

(2)          Research and development expenses for the year ended December 31, 2006 include approximately $22.9 million of employee stock-based compensation expense pursuant to the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” which the Company adopted on January 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and we expect the commercial launch of BYETTA in various EU member states to occur in 2007, through our collaboration partner, Eli Lilly and Company, or Lilly.  We also have two late-stage programs in development and multiple early-stage programs.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are taking metformin, sulfonylurea and/or a thiazolidinedones, or TZD, the three most common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $430.2 million and $75.2 million for the years ended December 31, 2006 and 2005, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and any long-acting release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  On October 31, 2006 we and Lilly amended the agreement, which became effective January 1, 2007.  Prior to amending the agreement, operating profits for exenatide, including any long-acting release formulations, outside of the United States were shared 80% to Lilly and 20% to us.  The amended agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  In addition, effective January 1, 2007, Lilly will be responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  Net product sales of SYMLIN were $43.8 million and $11.5 million for the years ended December 31, 2006 and 2005, respectively.

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

In addition to our marketed products, we have several programs in development, including late-stage programs for diabetes and obesity.

In diabetes, we are working with Lilly and Alkermes, Inc. to develop exenatide LAR, to enable once-weekly administration of exenatide for the treatment of type 2 diabetes.   We are currently conducting a clinical study evaluating the exenatide LAR in patients with type 2 diabetes designed to generate the type of safety and efficacy data that could form the basis of a New Drug Application, or an NDA, submission to the United States Food and Drug Administration, or FDA.  In addition, we and Lilly are working with Alkermes and Parsons, Inc. on the construction of a manufacturing facility for exenatide LAR in Ohio.  We expect to complete the commercial scale manufacturing process in this facility in the second half of 2008.

We have multiple early stage programs for diabetes and obesity.  We have a number of compounds in development for the potential treatment of obesity which are part of a broader program which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we are currently conducting four clinical trials of our drug candidates, or combinations of our drug candidates. We also maintain an active discovery research program focused on novel peptide therapeutics.  We are actively seeking to in-license additional drug candidates.  We have partnered with PyschoGenics, Inc., to form Psylin Neurosciences, Inc., a company that will focus on the discovery and development of peptide hormones for treatment of psychiatric indications.

Recent Developments

BYETTA

•                  Received FDA approval in December 2006 for use of BYETTA as an add-on therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on a TZD alone or with metformin.

•                  Received marketing authorization for BYETTA from the European Commission in November 2006 for the treatment of type 2 diabetes in the EU as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate glycemic control on metformin and/or a sulfonylurea, two common oral diabetes medications.

•                  Received FDA approval in February 2007 for storage of BYETTA at room temperature not to exceed 77 degrees Fahrenheit after first use.

•                  Continued efforts to expand the market potential for BYETTA in the United States including the initiation of a clinical study evaluating BYETTA as a stand alone therapy for patients with type 2 diabetes.

SYMLIN

•                  Submitted two supplemental New Drug Applications, or sNDA’s, to the FDA for the approval of a disposable pen delivery system for SYMLIN and for the approval of the use of SYMLIN at mealtime in patients with type 2 diabetes treated with once-daily basal insulin.

Late-Stage Development Programs

•                  Initiated a clinical study of exenatide LAR in patients with type 2 diabetes in March 2006 to assess whether once-weekly exenatide LAR is at least as effective in improving glucose control as twice-daily BYETTA.  This study is designed to generate the type of safety and efficacy data that could form the basis of an NDA.

•                  Made continued progress in the construction of our manufacturing facility for exenatide LAR in Ohio, and remain on schedule to complete the commercial-scale manufacturing process at this facility in the second half of 2008.  In addition, we successfully manufactured commercial-scale engineering batches of exenatide LAR at a third-party manufacturer.

•                  Reported results from a 16-week Phase 2 dose-ranging study evaluating the safety and weight effects of pramlintide, the active pharmaceutical ingredient in SYMLIN, in obese subjects.

•                  Reported results from a Phase 2 extension study demonstrating that patients completing 52 weeks of pramlintide therapy experienced a 7-8% mean body weight reduction (depending upon dose) compared to a 1% reduction in patients receiving placebo.

Early-Stage Programs and Research

•                  Commenced an extensive program of clinical trials which will assess the safety and efficacy of multiple neurohormones used in combination with pramlintide to treat obesity, which is referred to as our INTO clinical research program.

Financial and Operational

•                  Expanded our field force by approximately 150 people to a total of approximately 550, and together with the Lilly field organization, expanded our capacity to reach approximately 65,000 physicians, representing a 50% increase in physicians reached.

•                  Completed a public offering of 11.5 million shares of common stock in April 2006, generating net proceeds of approximately $508 million.

•                  Converted $175 million of 2.25% convertible notes issued in 2003 and due 2008, referred to as the 2003 Notes, into approximately 5.6 million shares of our common stock.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to the second quarter of 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements, and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At December 31, 2006, our accumulated deficit was approximately $1.2 billion.

At December 31, 2006, we had $767.3 million in cash, cash equivalents and short-term investments. We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, inventory costs, research and development expenses and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Product Sales

We sell our products primarily to wholesale distributors, who in turn, sell to retail pharmacies, pharmacy benefit managers and government entities. Decisions made by these wholesalers and their customers regarding the level of inventories they hold, and thus the amount of product they purchase, can materially affect the level of our product sales in any particular period.

We recognize revenue from the sale of our products when delivery has occurred and title has transferred to our wholesale customers, net of allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts and prescription vouchers. We are required to make significant judgments and estimates in determining some of these allowances.  If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

Product Returns

We do not offer our wholesale customers a general right of return. However, we will accept returns of products that are damaged or defective when received by the wholesale customer or for any unopened product during the period beginning six months prior to and up to 12 months subsequent to its expiration date. We estimate product returns based on the experience of our collaborative partner, industry trends for other products with similar characteristics and our historical returns experience. Additionally, we consider several other factors in our estimation process including our internal sales forecasts, the expiration dates of product shipped and third party data to assist us in monitoring estimated channel inventory levels and prescription trends.  Actual returns could exceed our historical experience and our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes.  To date actual returns have not differed materially from our estimates.

Rebates and Wholesaler Chargebacks

Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and contracted discounts with commercial payors.  Rebates are amounts owed after the final dispensing of the product by a pharmacy to a benefit plan participant and are based upon contractual agreements or legal requirements with private sector and public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on contractual discount rates, expected utilization under each contract and our estimate of the amount of inventory in the distribution channel that will become subject to such rebates.  Our estimates for expected utilization for rebates are based on historical rebate claims and to a lesser extent third party market research data.  Rebates are generally invoiced and paid quarterly in arrears so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel. Wholesaler chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which currently consist primarily of Federal government entities purchasing off the Federal Supply Schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to the Company the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for wholesaler chargebacks is based on expected utilization of these programs and reported wholesaler inventory levels.  Actual rebates and wholesaler chargebacks could exceed historical experience and our estimates of future participation in these programs.  To date, actual rebate claims and wholesaler chargebacks have not differed materially from our estimates.

Wholesaler Discounts

Wholesaler discounts consist of prompt payment discounts and distribution service fees.  We offer all of our wholesale customers a 2% prompt-pay discount within the first 30 days after the date of the invoice.  Distribution service fees arise from contractual agreements with certain of our wholesale customers for distribution services they provide to us and are generally a fixed percentage of their purchases of our products in a given period.  Prompt payment discounts and distribution service fees are recorded as a reduction to gross sales in the period the sales occur. The allowance for wholesaler discounts is based upon actual data of product sales to wholesale customers and not on estimates.

Prescription Vouchers

Prescription vouchers result in amounts owed to pharmacies that have redeemed vouchers for a free prescription.    We provide prescription vouchers to physicians, who in turn distribute them to patients.  Patients may redeem a voucher at a pharmacy for a free prescription. We reimburse the pharmacy for the price it paid the wholesaler for the medicine and record this reimbursement as a reduction to gross sales. The allowance for prescription vouchers is based on the number of unredeemed vouchers in circulation, and the estimated utilization rate.  The estimated utilization rate is based on our historical utilization rates experience with prescription vouchers.  Generally, prescription vouchers are issued and expire in the same fiscal quarter.   Accordingly, our allowance for prescription vouchers is based upon actual utilization in the period in which the prescription vouchers were issued.

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

Valuation of Stock-Based Compensation

We adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123R, or SFAS 123R, “Share-Based Payment,” on January 1, 2006.  SFAS 123R requires us to expense the estimated fair value of non-cash, stock-based payments to employees over the requisite service period, which is generally the vesting period. We adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. Pursuant to the provisions of SFAS 123R, we recorded $51.8 million, or $0.42 per share, of stock-based compensation during year ended December 31, 2006. At December 31, 2006, unamortized non-cash, stock-based compensation expense was $108.8 million and is expected to be amortized over a weighted-average period of approximately 2.6 years.

We estimate the fair value of stock-based payments to employees using the Black-Scholes model. This estimate is affected by our stock price as well as assumptions regarding a number of inputs that require us to make significant estimates and judgments. These inputs include the expected volatility of our stock price, the expected term of employee stock options, the risk-free interest rate and expected dividends.

We estimate volatility based upon the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options and the implied volatility of market-traded options on our common stock with various maturities between six months and two years, consistent with the guidance in SFAS 123R and the SEC’s Staff Accounting Bulletin, or SAB, No. 107. Prior to the adoption of SFAS 123R, we estimated volatility based on the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options. The determination to use implied volatility in addition to historical volatility was based upon the availability of data related to actively traded options on our common stock and our assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

The expected life of our employee stock options represents the weighted-average period of time that options granted are expected to be outstanding in consideration of historical exercise patterns and the assumption that all outstanding options will be exercised at the mid-point of the then current date and their maximum contractual term.

The risk-free interest rates are based on the yield curve of  United States Treasury strip securities in effect at the time of grant for periods corresponding with the expected life of our employee stock options. We have never paid dividends and do not anticipate doing so for the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our stock-based payments to employees.

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

Income Taxes

We have net deferred tax assets relating primarily to net operating loss carry forwards and research and development tax credits. Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods. Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have fully reserved for these deferred tax assets in our consolidated balance sheets at December 31, 2006 and 2005, respectively. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income in that same period.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for us beginning January 1, 2007.  The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.   The provisions of SAB No. 108 are effective in fiscal year 2006 for us.  The adoption of SAB No. 108 did not have a material impact on our financial statements.

Results of Operations

Net Product Sales

Net Product Sales

Net product sales for the years ended December 31, 2006 and 2005 were $474.0 million and $86.7 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.  There were no net product sales in 2004 as these products were not approved for sale until 2005.

The following table provides information regarding net product sales (in millions):

	Year ended December 31,
	2006	2005
BYETTA	$430.2	$75.2
SYMLIN	43.8	11.5
	$474.0	$86.7

The increases in net product sales for BYETTA and SYMLIN for the year ended December 31, 2006 as compared to the same period in 2005, primarily reflect continued growth in patient use.

Revenues under Collaborative Agreements

The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Year ended December 31,
	2006	2005	2004
Amortization of up-front payments	$4.3	$4.3	$4.4
Recognition of milestone payments	—	35.0	5.0
Cost-sharing payments	32.5	14.5	24.9
	$36.8	$53.8	$34.3

Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our collaboration agreement with Lilly for exenatide, and consists primarily of the amortization of up-front payments, milestone payments and cost-sharing payments.

The amortization of up-front payments for the years ended December 31, 2006, 2005 and 2004 consists of the continued amortization of $30 million of the $80 million non-refundable initial payment made to us by Lilly upon the signing of our collaboration agreement for exenatide in September 2002.  We are amortizing this $30 million portion of the initial payment to revenue ratably over a seven-year period, representing our estimate of the period of our performance of significant development activities under the agreement.  The remaining $50 million portion of the initial payment was amortized to revenue prior to 2004.

Milestone payments relate to certain development and commercialization events defined in the exenatide collaboration agreement.  We recognize milestone payments as revenue upon the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost sharing payments consist of amounts payable by Lilly to us to equalize development expenses under our collaboration agreement.  While we continue to lead exenatide and exenatide LAR development efforts in the United States, Lilly also incurs exenatide development expenses and makes cost-sharing payments to us to equalize development costs, which are recorded as revenues under collaborative agreements in the period in which the related development expenses are incurred.

The $17.0 million decrease in revenues under collaborative agreements in 2006, as compared to 2005, primarily reflects a reduction in milestone payments, partially offset by an increase in cost-sharing payments.  Milestone payments in 2005 consisted of the recognition of $35 million of milestones earned in connection with the regulatory approval and commercial launch of BYETTA in the United States.  The increase in cost-sharing payments in 2006, as compared to 2005 primarily reflects increased development expenses for exenatide LAR in 2006 as compared to 2005.

The $19.5 million increase in revenues under collaborative agreements in 2005, as compared to 2004, primarily reflects an increase in milestone revenue due to the recognition of $35 million of milestones discussed above, partially offset by a reduction in cost-sharing payments due to lower development expenses for BYETTA in 2005 as compared to 2004.

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize United States development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment.

Cost of Goods Sold

Cost of goods sold was $50.1 million, representing a gross margin of 89%, and $14.8 million, representing a gross margin of 83%, for the years ended December 31, 2006 and 2005, respectively.   There was no cost of goods sold for 2004 as we did not begin selling BYETTA and SYMLIN until the second quarter of 2005.  Costs of goods sold is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin in 2006 as compared to 2005 primarily reflects lower unit costs for BYETTA due to higher production volumes.  Quarterly fluctuations in gross margins may be influenced by product mix and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $282.0 million, $171.5 million and $67.0 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The $110.5 million increase in 2006 as compared to 2005 primarily reflects the full annual effect of the 2005 expansion of our commercial capabilities to support the launches of BYETTA and SYMLIN, the continued expansion in 2006 of these capabilities, including the addition of approximately 150 individuals to our field force, increased marketing activities, including medical education, market research and product sampling for BYETTA, growth in our business infrastructure and $29.0 million of stock-based compensation.  We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, our selling, general and administrative expenses include our 50% share of these costs in the United States.

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

Selling general and administrative expenses are expected to continue to increase in 2007 due to the full annual cost of our field force of 550 people, of which approximately 150 were added during the fourth quarter of 2006, increases in marketing costs for BYETTA and increases in business infrastructure to support our growth.

Research and Development Expenses

Currently, our research and development efforts are focused on programs for the treatment of diabetes and obesity in various stages of development.  From inception through 1998, we devoted substantially all of our research and development efforts to SYMLIN. Beginning in 1999, our research and development costs started to include costs for our other drug candidates, primarily BYETTA and exenatide LAR. In 2004 we initiated our program for the treatment of obesity with pramlintide and in 2006 we commenced our INTO clinical research program for obesity.

The drug development process in the United States includes a series of steps defined by the FDA. The process begins with discovery and preclinical evaluation leading up to the submission of an IND to the FDA, which allows for the initiation of the clinical evaluation of a potential drug candidate in humans. Clinical evaluation is typically comprised of three phases of study: Phase 1, Phase 2 and Phase 3. Generally, the majority of a drug candidate’s total development costs are incurred during Phase 3, which consists of trials that are typically both the longest and largest conducted during the drug development process. Successful completion of Phase 3 clinical testing is followed by the submission of an NDA to the FDA for marketing approval. It is not uncommon for the FDA to request additional data following its review of an NDA, which can significantly increase the drug development timeline and expenses. Following initial regulatory approval for a drug candidate, companies generally initiate additional clinical trials aimed at expanding product labeling and market potential.

The timing and costs to complete the successful development of any of our drug candidates are highly uncertain, and therefore difficult to estimate.

Our research and development expenses are comprised of salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices; and a portion of our facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our overall pharmaceutical development capabilities. These consist primarily of facilities costs and other internally-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table sets forth information regarding our research and development expenses for our major projects (in millions):

	Year ended December 31,
	2006	2005	Increase
BYETTA	$35.7	$27.7	$8.0
SYMLIN	24.8	21.1	3.7
Late-stage programs	61.4	33.7	27.7
Early-stage programs and research	67.3	25.5	41.8
Unallocated	32.9	24.1	8.8
	$222.1	$132.1	$90.0

Research and development expenses increased to $222.1 million for the year ended December 31, 2006 from $132.1 million for the year ended December 31, 2005.

The $90.0 million increase in 2006 primarily reflects increased expenses associated with both our early-stage and late-stage programs, increased expenses associated with BYETTA and increased expenses for our unallocated research and development expenses.  The increase in expenses for our early-stage programs and research primarily reflects costs associated with our acquisition of the rights to leptin from Amgen in early 2006, costs associated with our obesity programs and growth in our preclinical research.  The increase in expenses for our late-stage programs primarily reflects costs associated with the development of exenatide LAR including costs associated with manufacturing scale-up and the ongoing clinical study discussed above.  The increase in expenses for BYETTA primarily reflects costs associated with label expansion activities.  The increase in our unallocated research and development expenses primarily reflects increased facilities costs to support growth in our research and development activities.

The following table sets forth information regarding our research and development expenses for our major projects (in millions):

	Year ended December 31,
	2005	2004	Increase/decrease
BYETTA	$27.7	$40.0	$(12.3)
SYMLIN	21.1	15.8	5.3
Late-stage programs	33.7	22.1	11.6
Early-stage programs and research	25.5	12.2	13.3
Unallocated	24.1	29.5	(5.4)
	$132.1	$119.6	$12.5

The $12.5 million increase in 2005 as compared to 2004 reflects increased expenses associated with our early-stage programs and research, our late-stage programs, and SYMLIN development expenses, partially offset by reduced expenses for our BYETTA and unallocated research and development expenses.

The increased expenses in our early-stage programs and research is due to further investments in our discovery research activities, increased costs associated with preclinical development of potential drug candidates and costs associated with an increased number of employees to support these activities.  The increase in expenses for our late-stage programs in 2005 as compared to 2004 primarily reflects costs associated with the clinical development of exenatide LAR and our obesity program for pramlintide as well as increased costs associated with manufacturing scale-up for exenatide LAR. The increase in SYMLIN development expenses in 2005 as compared to 2004 primarily reflects increased clinical development costs associated with an open-label study evaluating SYMLIN use in clinical practice. The decrease in BYETTA development expenses in 2005 as compared to 2004 primarily reflects reduced clinical development costs following the completion of activities required to support regulatory approval of BYETTA in 2004, which included open-label extensions of the pivotal Phase 3 clinical studies for BYETTA and costs associated with manufacturing scale-up. The decrease in unallocated research and development expenses in 2005 as compared to 2004 primarily reflects additional emphasis on development activities in our late-stage and early-stage programs.

Collaborative Profit-Sharing

Collaborative profit-sharing was $194.2 million and $31.4 million for the years ended December 31, 2006 and 2005, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA sales in the United States.  There was no collaborative profit sharing in 2004, as BYETTA was not approved for sale until 2005.

Make-whole Payment on Debt Redemption

In July 2006, we called for the redemption on August 24, 2006 of all our outstanding 2003 Notes under a provisional redemption based upon the market price of our common stock exceeding certain thresholds.  All holders elected to convert their 2003 Notes into shares of our common stock.  In connection with the conversion, we issued approximately 5.6 million shares, including 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal amount of the 2003 Notes converted less interest actually paid.  In connection with this make-whole payment, we recorded a non-cash, non-operating charge of $7.9 million during the third quarter of 2006.

Interest and Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and investments.  Interest and other income was $34.9 million in 2006, $13.2 million in 2005 and $4.7 million in 2004.  The increase in both 2006 and 2005 primarily reflects higher average cash balances available for investment and higher interest rates in 2006 as compared to 2005. The increase in 2005 primarily reflects higher average cash balances available for investment and higher interest rates in 2005 as compared to 2004.

Interest and other expense consists primarily of interest expense resulting from long-term debt obligations and includes interest payments and the amortization of debt issuance costs.  Interest and other expense was $8.5 million in 2006, $10.7 million in 2005 and $9.6 million in 2004. The decrease in 2006 compared to 2005 reflects lower interest expense following the August 2006 redemption of our 2003 Notes.  The increase in 2005 compared to 2004 reflects a full year of interest expense for the $200 million of 2.5% convertible senior notes issued in April 2004, referred to as our 2004 Notes.

Net Loss

Our net loss for the year ended December 31, 2006 was $218.9 million compared to $206.8 million in 2005 and $157.2 million in 2004.  Our net loss for the year ended December 31, 2006 includes $51.8 million of stock-based compensation expense pursuant to the adoption of SFAS 123R on January 1, 2006.  The increase in our net loss in 2006, compared to 2005 primarily reflects the increased costs and expenses and decreased revenues under collaborative agreements, partially offset by the increases in net product sales and interest and other income discussed above.  The increase in our net loss in 2005 compared to 2004 reflects the increased costs and expenses, partially offset by the increases in net product sales and revenue, under collaborative agreements discussed above.

We may incur operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the commercialization of BYETTA and SYMLIN, and expenses associated with the continuation and potential expansion of our research and development programs, including our ongoing late-stage programs and our early-stage development programs, and related support infrastructure may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our BYETTA collaboration with Lilly, reimbursement of SYMLIN development expenses through earlier collaboration agreements, and since the second quarter of 2005, through product sales of BYETTA and SYMLIN.

At December 31, 2006, we had $767.3 million in cash, cash equivalents and short-term investments, compared to $443.4 million at December 31, 2005. In April 2006 we completed a public offering of 11.5 million shares of our common stock, generating net proceeds of approximately $508 million.

We used cash of $126.0 million, $182.0 million and $162.9 million for our operating activities in the years ended December 31, 2006, 2005 and 2004, respectively.   Our cash used for operating activities in 2006 included uses of cash due to increases in accounts receivable and inventories of $32.4 million and $32.5 million, respectively.  The increase in accounts receivable reflects growth in our net product sales and the increase in inventories reflects increased inventory purchases to support this growth.   Our cash used for operating activities in 2006 included sources of cash for increases in our current liabilities, including an increase of $15.8 million in accounts payable, an increase of $10.1 million in accrued compensation, an increase of $35.7 million in payable to collaborative partner and an increase of $22.5 million in other current liabilities.  The increase in accounts payable primarily reflects growth in our expenses generally and accounts payable timing differences.  The increase in accrued compensation primarily reflects growth in our number of employees.  The increase in payable to collaborative partner, which represents Lilly’s 50% share of BYETTA gross margins in the United States, reflects increased net product sales for BYETTA and an improvement in gross margins.  The increase in other current liabilities primarily reflects growth in sales allowances due to increased net product sales and an increase in accrued capital additions related to the ongoing construction of our manufacturing facility for exenatide LAR.

Our investing activities used cash of $425.9 million, $169.0 million and $53.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. Investing activities in all three years consisted primarily of purchases and sales of short-term investments and purchases of property and equipment.   Purchases of property and equipment increased to $97.9 million in 2006 from $29.6 million in 2005 and $12.9 million in 2004.  The increase in 2006 primarily reflects costs associated with our manufacturing facility for exenatide LAR and, to a lesser extent, purchases of tenant improvements, office equipment and scientific equipment to support our growth.  We expect that our capital expenditures will continue to significantly increase in future periods due primarily to costs associated with ongoing construction of our manufacturing facility for exenatide LAR.  We expect to complete the commercial-scale manufacturing process in the second half of 2008 at an estimated cost of up to approximately $180 million.  We are also evaluating the potential to expand this project based on the progress of exenatide LAR through the development process which could increase our capital expenditures significantly.  In addition, we anticipate continued investments in tenant improvements, office equipment and scientific equipment. We are evaluating various forms of secured debt financing to fund a portion of the cost of our manufacturing facility. In addition, we are evaluating the potential utility of other financing mechanisms, including revolving credit lines or similar facilities, which may be secured by our inventories, accounts receivable or other assets.

Financing activities provided cash of $546.5 million, $362.5 million, and $200.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. Financing activities in 2006 included approximately $508 million in net proceeds from a public offering of our common stock in April 2006, proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.  Financing activities consist primarily of proceeds from sales of common stock and the issuance of convertible senior notes, partially offset by principal payments on notes payable and capital lease obligations.

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

At December 31, 2006, we had $200 million in aggregate principal amount of the 2004 Notes outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. The 2004 Notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of December 31, 2006 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$200,000	$—	$—	$200,000	$—
Interest on long-term debt	22,500	5,000	10,000	7,500	—
Inventory purchase obligations (1)	140,215	100,910	26,835	12,470	—
Operating leases	67,505	11,435	20,007	13,377	22,686
Total (2)	$430,220	$117,345	$56,842	$233,347	$22,686

(1)    Includes $92.3 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)    Excludes long-term obligation of $6.1 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We do not expect to make any significant milestone payments under these agreements within 12 months from the date of this annual report.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide LAR manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability, and the extent, to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities, and therefore the risk of loss due to interest rate risk is considered to be low. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. At December 31, 2006, the fair value of our 2004 Notes was $252 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over

Financial Reporting, that Amylin Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amylin Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amylin Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amylin Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of Amylin Pharmaceuticals, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

San Diego, California	/s/ ERNST & YOUNG LLP
February 23, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting of stockholders.

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2006 (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	16,213	$23.10	7,588
Equity compensation plans not approved by securityholders	9	$6.58	—
Total	16,222	$23.09	7,588

The following equity compensation plans were in effect as of December 31, 2006 and were each adopted with the approval of our stockholders:  the 1991 Option Plan, the 2001 Equity Incentive Plan, the 2001 Employee Stock Purchase Plan, the 1994 Non-Employee Directors’ Stock Option Plan, the 2003 Non-Employee Directors’ Stock Option Plan and the Non-Employee Directors’ Deferred Compensation Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption contained in “Ratification of Selection of Independent Auditors” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page 53 of this annual report.

(a)(2) Financial Statement Schedules: The following Schedule is filed as part of this Form 10-K Annual Report:

Page Number
II. Valuation Accounts	F-22

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Index to Exhibits — See Item 15(b) below.

(b)     Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(6)	3.2	Amended and Restated Bylaws of the Registrant.
(13)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.3.
(17)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(16)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(16)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(24)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(10)	4.6	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(10)	4.7	Form of 2.50% Convertible Senior Note due 2011.
(10)	4.8	Registration Rights Agreement, dated as of April 6, 2004, between Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(14)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(5)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(32)	10.6	Registrant’s Employee Stock Purchase Plan, as amended.†
(18)	10.7	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).†
(4)	10.8	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(7)(2)	10.9	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(9)	10.10	Registrant’s Directors’ Deferred Compensation Plan.†
(21)	10.11	Registrant’s Directors’ Plan Stock Option Agreement, as amended. †
(11)	10.12	Special Form of Incentive Stock Option Agreement the 1991 Stock Option Plan of the Registrant.†
(12)	10.13	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(15)(2)	10.14	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(8)	10.15	Registrant’s Change in Control Employee Severance Benefits Plan.†

(32)	10.16	Registrant’s 2001 Equity Incentive Plan, as amended.†
(17)(2)	10.17	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(17)(2)	10.18	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(17)	10.19	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(17)	10.20	Stock Purchase Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(20)	10.21	Security Agreement dated June 30, 2003, between the Registrant and Eli Lilly and Company.
(22)(2)	10.22	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(21)	10.23	Form of Registrant’s 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended. †
(21)	10.24	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(21)	10.25	Employment Agreement dated June 9, 2003, between Registrant and Ginger L. Graham. †
(23)(2)	10.26	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(25)(2)	10.27	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.
(25)(2)	10.28	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(26)	10.29	Sublease Agreement dated November 24, 2003, between Registrant and Bristol-Myers Squibb Company.
(26)	10.30	Lease Agreement dated November 14, 2003, between Registrant and ARE-9363/9373/9393 Towne Centre, LLC.
(27)(2)	10.31	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(27)(2)	10.32	Commercial Supply Agreement dated October 7, 2004 between Registrant and CP Pharmaceuticals Ltd.
(27)(2)	10.33	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
	10.34	Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements.
(28)	10.35	Description of Registrant’s Executive Cash Bonus Plan.
(31)	10.36	Amendment to Development and License Agreement dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II.*
(29)	10.37	Underwriting Agreement dated March 29, 2006, by and between Registrant, Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Bear Stearns & Co. and Lehman Brothers Inc.
(30)(2)	10.38	Commercial Supply Agreement dated June 28, 2005, between Registrant and Bachem, Inc.
(33)	10.39	Employment Succession Agreement dated June 1, 2006 between Registrant and Daniel M. Bradbury. †
	10.40	Commercial Supply Agreement dated October 12, 2006 between Registrant and Wockhardt UK (Holdings) Ltd.*
	10.41	Amendment to Collaboration Agreement dated October 31, 2006 between Registrant and Eli Lilly and Company.*
	10.42	Registrant’s Deferred Compensation Plan. †
	21.1	Subsidiaries of Registrant.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to page 52.
	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(11)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 1998, and incorporated herein by reference.

(12)              Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(14)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(15)              Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)              Filed as an exhibit on Form 8-K dated June 17, 2002, and incorporated herein by reference.

(17)              Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(18)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(19)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(20)              Filed as an exhibit to Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(21)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference .

(22)              Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference .

(23)              Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(24)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(25)              Filed as an exhibit to Amendment 1 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(26)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(27)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(28)              Filed on Form 8-K dated December 1, 2006, and incorporated herein by reference.

(29)              Filed as an exhibit on Form 8-K dated March 30, 2006, and incorporated herein by reference.

(30)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.

(31)              Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(32)              Filed as an exhibit on Form 8-K dated May 22, 2006 and incorporated herein by reference.

(33)              Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

Date:	February 26, 2007

	By:	/s/Ginger L. Graham
Ginger L. Graham
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

Signatures	Title	Date

/s/ GINGER L. GRAHAM	Chief Executive Officer and Director	February 26, 2007
Ginger L. Graham	(Principal Executive Officer)

/s/ DANIEL M. BRADBURY	President, Chief Operating Officer and Director	February 26, 2007
Daniel M. Bradbury
/s/ MARK G. FOLETTA	Senior Vice President, Finance and Chief Financial Officer	February 26, 2007
Mark G. Foletta	(Principal Financial and Accounting Officer)

/s/ JOSEPH C. COOK, JR.	Chairman of the Board	February 26, 2007
Joseph C. Cook, Jr.

/s/ STEVEN R. ALTMAN	Director	February 26, 2007
Steven R. Altman

/s/ VAUGHN D. BRYSON	Director	February 26, 2007
Vaughn D. Bryson

/s/ KARIN EASTHAM	Director	February 26, 2007
Karin Eastham

/s/ JAMES R. GAVIN III, M.D., PHD.	Director	February 26, 2007
James R. Gavin III, M.D., Ph.D.

/s/ HOWARD E. GREENE, JR.	Director	February 26, 2007
Howard E. Greene, Jr.

/s/ JAY S. SKYLER, M.D.	Director	February 26, 2007
Jay S. Skyler, M.D., MACP

/s/ JOSEPH P. SULLIVAN	Director	February 26, 2007
Joseph P. Sullivan

/s/ THOMAS R. TESTMAN	Director	February 26, 2007
Thomas R. Testman

/s/ JAMES N. WILSON	Director	February 26, 2007
James N. Wilson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Amylin Pharmaceuticals, Inc., changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amylin Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Diego, California
February 23, 2007

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$66,640	$72,026
Short-term investments	700,691	371,397
Accounts receivable, net	58,089	25,700
Inventories, net	59,299	26,750
Other current assets	22,098	17,847
Total current assets	906,817	513,720

Property and equipment, net	146,779	42,050
Patents and other assets, net	2,870	3,687
Debt issuance costs, net	3,920	7,505
	$1,060,386	$566,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,834	$21,046
Accrued compensation	39,251	29,122
Payable to collaborative partner	52,338	16,678
Other current liabilities	71,178	27,454
Current portion of deferred revenue	4,286	4,286
Total current liabilities	203,887	98,586

Deferred revenue, net of current portion	7,372	11,658

Other long-term obligations, net of current portion	13,836	12,454

Convertible senior notes	200,000	375,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value, 200,000 shares authorized, 130,458 and 110,531 issued and outstanding at December 31, 2006 and 2005	130	111
Additional paid-in capital	1,857,194	1,073,948
Accumulated deficit	(1,223,184)	(1,004,328)
Accumulated other comprehensive income (loss)	1,151	(467)
Total stockholders’ equity	635,291	69,264
	$1,060,386	$566,962

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004

Revenues:
Net product sales	$474,038	$86,713	$—
Revenues under collaborative agreements	36,837	53,761	34,268
Total revenues	510,875	140,474	34,268

Costs and expenses:
Cost of goods sold	50,073	14,784	—
Selling, general and administrative	281,950	171,520	66,958
Research and development	222,053	132,128	119,558
Collaborative profit-sharing	194,191	31,359	—
Total costs and expenses	748,267	349,791	186,516

Operating loss	(237,392)	(209,317)	(152,248)

Make-whole payment on debt redemption	(7,875)	—	—
Interest and other income	34,903	13,214	4,696
Interest and other expense	(8,492)	(10,729)	(9,605)
Net loss	$(218,856)	$(206,832)	$(157,157)

Net loss per share — basic and diluted	$(1.78)	$(1.96)	$(1.67)

Shares used in computing net loss per share, basic and diluted	122,647	105,532	94,054

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	Common stock		Additional	Accumulated	Deferred	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	paid-in capital	deficit	compensation	income (loss)	(deficit)
Balance at December 31, 2003	93,625	$94	$703,479	$(640,339)	$(310)	$292	$63,216
Comprehensive loss:
Net loss	—	—	—	(157,157)	—	—	(157,157)
Unrealized gain on available-for-sale securities	—	—	—	—	—	(555)	(555)
Comprehensive loss	—	—	—	—	—	—	(157,712)
Issuance of common stock upon exercise of options, net	667	—	4,554	—	—	—	4,554
Issuance of common stock for other employee benefit plans	197	—	2,462	—	—	—	2,462
Deferred compensation related to stock options	—	—	(38)	—	38	—	—
Amortization of deferred compensation	—	—	—	—	110	—	110
Balance at December 31, 2004	94,489	94	710,457	(797,496)	(162)	(263)	(87,370)
Comprehensive loss:
Net loss	—	—	—	(206,832)	—	—	(206,832)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(204)	(204)
Comprehensive loss	—	—	—	—	—	—	(207,036)
Issuance of common stock upon exercise of options, net	1,548	2	15,977	—	—	—	15,979
Issuance of common stock for other employee benefit plans	226	—	4,135	—	—	—	4,135
Stock-based compensation	—	—	433	—	—	—	433
Issuance of common stock in public offering, net	14,268	15	342,357	—	—	—	342,372
Deferred compensation related to stock options	—	—	589	—	162	—	751
Balance at December 31, 2005	110,531	111	1,073,948	(1,004,328)	—	(467)	69,264
Comprehensive loss:
Net loss	—	—	—	(218,856)	—	—	(218,856)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,618	1,618
Comprehensive loss							(217,238)
Issuance of common stock upon exercise of options, net	2,405	2	31,635	—	—	—	31,637
Issuance of common stock for other employee benefit plans.	457	—	10,296	—	—	—	10,296
Employee stock-based compensation	—	—	51,485	—	—	—	51,485
Issuance of common stock for restricted stock awards	8	—	353	—	—	—	353
Conversion of convertible senior notes, net of debt issuance costs	5,377	5	172,972	—	—	—	172,977
Issuance of common stock for make-whole payment	180	—	7,875	—	—	—	7,875
Issuance of common stock in public offering, net	11,500	12	507,518	—	—	—	507,530
Non-employee stock-based compensation	—	—	1,112	—	—	—	1,112
Balance at December 31, 2006	130,458	$130	$1,857,194	$(1,223,184)	$—	$1,151	$635,291

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(218,856)	$(206,832)	$(157,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,228	10,487	7,307
Employee stock-based compensation	51,838	—	—
Make-whole payment on debt redemption	7,875	—	—
Other non-cash expenses	4,058	1,535	1,320
Changes in operating assets and liabilities:
Accounts receivable, net	(32,389)	(25,700)	—
Inventories, net	(32,549)	(11,074)	(3,835)
Receivable from collaborative partners	—	5,770	(4,979)
Other current assets	(3,995)	(8,607)	(2,904)
Accounts payable	15,788	15,524	1,144
Accrued compensation	10,129	15,616	4,024
Payable to collaborative partner	35,660	13,887	936
Other current liabilities	22,505	11,622	(9,571)
Deferred revenue	(4,286)	(9,285)	(4,286)
Other assets and liabilities, net	1,987	5,075	5,148
Net cash used in operating activities	(126,007)	(181,982)	(162,853)

Investing activities:
Purchases of short-term investments	(714,772)	(491,927)	(237,735)
Sales and maturities of short-term investments	386,840	353,415	197,056
Purchases of property and equipment, net	(97,925)	(29,639)	(12,904)
Increase in patents	(33)	(897)	(211)
Net cash used in investing activities	(425,890)	(169,048)	(53,794)

Financing activities:
Proceeds from issuance of common stock, net	546,511	362,486	7,016
Proceeds from issuance of convertible debt, net	—	—	193,613
Principal payments on capital leases	—	(13)	(14)
Net cash provided by financing activities	546,511	362,473	200,615

Increase (decrease) in cash and cash equivalents	(5,386)	11,443	(16,032)
Cash and cash equivalents at beginning of year	72,026	60,583	76,615
Cash and cash equivalents at end of year	$66,640	$72,026	$60,583

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$6,409	$8,398	$6,563
Interest capitalized	$560	$—	$—
Property and equipment additions in other current liabilities at year end	$21,219	$—	$—
Common stock issued upon conversion of senior convertible notes	$175,000	$—	$—
Reclassification of debt issuance costs to additional paid-in capital upon conversion of convertible senior notes	$1,980	$—	$—

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Organization

Amylin Pharmaceuticals, Inc., referred to as the Company or Amylin, was incorporated in Delaware on September 29, 1987. Amylin is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and other diseases.

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

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection primarily to wholesale distributors in the United States, who, in turn, sell primarily to retail pharmacies, pharmacy benefit managers, and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining some of these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all BYETTA and SYMLIN product sales made in the United States. With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers, and accordingly, the Company reports all United States products sales of BYETTA.

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

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries, benefits and non-cash stock-based compensation; costs paid to third-party contractors to perform research, conduct clinical trials and develop and manufacture drug materials and delivery devices; and a portion of facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

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

The Company is also subject to credit risk from its accounts receivable related to product sales. The Company sells its products in the United States primarily to wholesale distributors. The top four of the Company’s customers represented approximately 94% of net product sales in 2006 and 93% of the accounts receivable balance at December 31, 2006. The Company evaluates the credit worthiness of its customers and generally does not require collateral. The Company has not experienced any material losses on uncollectible accounts receivable to date.

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

Cash and Cash Equivalents

The Company considers instruments with a maturity date of less than 90 days from the date of purchase to be cash equivalents. Cash and cash equivalents include certificates of deposits underlying letters of credit of $3.3 million and $3.1 million at December 31, 2006 and 2005, respectively.

Short-Term Investments

Short-term investments consist principally of U.S. Government securities and other highly liquid debt instruments. The Company has classified its debt securities as available-for-sale and are stated at fair value based upon the most recently traded price of each security at the balance sheet date, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.2 million at December 31, 2006.  There was no allowance for doubtful accounts at December 31, 2005.

Inventories, net

Inventories are stated at the lower of cost (FIFO) or market, net of valuation allowances for potential excess and/or obsolete material of $0.4 million and $1.6 million at December 31, 2006 and 2005, respectively. Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials and BYETTA drug product in a disposable pen/cartridge delivery system.

Property and Equipment

Property and equipment, consisting primarily of construction in process, leasehold improvements, office and laboratory equipment, software and land, are recorded at cost. Depreciation of equipment and software is computed using the straight-line method, over three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Construction in progress includes costs associated with the Company’s manufacturing facility for exenatide LAR.  The Company recorded depreciation expense of $14.3 million, $8.3 million and $5.3 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The Company records impairment losses on property and equipment used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2006.

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

Patents

The Company has filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Certain legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Gross capitalized patent costs were approximately $4.1 million at both December 31, 2006 and 2005, respectively. Accumulated amortization was approximately $1.9 million and $1.7 million at December 31, 2006 and 2005, respectively. The Company recorded patent amortization expense of $0.3 million each of the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized costs related to patent applications are expensed as a selling general and administrative expense in the period during which a determination not to pursue such applications is made. Such expenses were not material in the years ended December 31, 2006, 2005 and 2004, respectively.

Net Loss Per Share

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of approximately 8.0 million, 4.3 million and 4.1 million were excluded from the calculation of net loss per share for the years ended December 31, 2006, 2005 and 2004, respectively, because the effect would be antidilutive. In addition, common stock equivalents from shares underlying the Company’s convertible senior notes of 5.8 million, 11.2 million, and 11.2 million were excluded from the net loss per share for the years ended December 31, 2006, 2005 and 2004, respectively, because the effect would be antidilutive. In future periods, if the Company reports net income and the common share equivalents for the Company’s convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Foreign Currency Translation

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year. Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) SFAS No. 123R (SFAS 123R), “Share-Based Payment,” which establishes accounting for non-cash, stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash, compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Stock-Based Compensation Information under SFAS 123R

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123, the Company uses the Black-Scholes model to estimate the value of non-cash, stock-based payments granted to employees under SFAS 123R. The weighted-average estimated fair value of employee stock options and employee stock purchase rights granted during the year ended December 31, 2006 was $22.07 and $12.83 per share, respectively, using the following weighted-average assumptions:

Year ended
December 31, 2006
Stock option plans
Volatility	52.4%
Expected life in years	5.4
Risk-free interest rate	4.8%
Dividend yield	—%

Employee stock purchase plan
Volatility	43.2%
Expected life in years	0.5
Risk-free interest rate	4.9%
Dividend yield	—%

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

The risk-free interest rates are based on the yield curve of U.S. Treasury strip securities in effect at the time of grant for periods corresponding with the expected life of the Company’s employee stock options. The Company has never paid dividends and does not anticipate doing so for the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of its stock-based payments to employees.

Stock-based compensation expense recognized in accordance with SFAS 123R is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods. In the Company’s pro-forma disclosures required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $51.8 million, or $0.42 per share, of total non-cash, stock-based compensation expense for the year ended December 31, 2006, as required by the provisions of SFAS 123R. Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and there was no impact on the Company’s reported cash flows for the year ended December 31, 2006. The breakdown of total non-cash, stock-based compensation expense by operating statement classification is presented below (in thousands):

	Year ended
	December 31,
	2006	2005
Selling, general and administrative expenses	$28,966	$198
Research and development expenses	22,872	235
	$51,838	$433

Pro-Forma Information under SFAS 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the pro-forma disclosures required by SFAS 123. Under APB 25, stock-based compensation expense was generally not recorded because the exercise price of stock options granted was equal to the market value of the Company’s common stock on the date of grant, and thus the stock options had no intrinsic value on the date of grant. Under APB 25, the Company recorded $0.4 million of non-cash, stock-based compensation expense during the year ended December 31, 2005 as a result of modifications to the terms of certain outstanding options.

The weighted-average estimated grant date fair value of employee stock options granted during the years ended December 31, 2005 and 2004 was $11.51 and $16.36, respectively and the weighted-average estimated grant date fair value of stock purchase rights during the years ended December 31, 2005 and 2004 was $6.12 and $7.87, respectively using the Black-Sholes model and the following weighted average assumptions:

	Year ended December 31,
	2005	2004
Stock option plans
Volatility factor	64%	88%
Weighted-average expected life	5.1	5.8
Risk-free interest rate	3.9%	3.7%
Dividend yield	—%	—%

Employee stock purchase plan
Volatility factor	40%	45%
Weighted-average expected life	0.8	1.2
Risk-free interest rate	3.7%	3.3%
Dividend yield	—%	—%

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

	Year ended December 31,
	2005	2004
Net loss, as reported	$(206,832)	$(157,157)
Add: Stock-based employee compensation expense included in reported net loss	433	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,342)	(34,901)
Pro forma net loss	$(246,741)	$(192,058)

Net loss per share:
Basic and diluted — as reported	$(1.96)	$(1.67)
Basic and diluted — pro forma	$(2.34)	$(2.04)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to provide consistent presentation for all periods presented.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157)  “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007.  The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.   The provisions of SAB No. 108 are effective in the current fiscal year for the Company.  The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

2.              Investments

The following is a summary of short-term investments as of December 31, 2006 and 2005 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
U.S. Treasury securities and obligations of U.S. Government agencies	$67,658	$—	$(47)	$67,611
Corporate debt securities	331,881	66	(38)	331,909
Asset backed securities	115,596	238	(33)	115,801
Mortgage-backed securities	182,084	407	(211)	182,280
Debt securities issued by states of the United States and political subdivisions of the states	3,090	—	—	3,090
Total	$700,309	$711	$(329)	$700,691

December 31, 2005
U.S. Treasury securities and obligations of U.S. Government agencies	$57,635	$1	$(203)	$57,433
Corporate debt securities	157,193	16	(204)	157,004
Asset backed securities	117,217	9	(381)	116,846
Mortgage-backed securities	34,797	1	(219)	34,579
Debt securities issued by states of the United States and political subdivisions of the states	5,535	—	—	5,535
Total	$372,377	$27	$(1,007)	$371,397

The gross realized gains on sales of available-for-sale securities totaled approximately $0.6 million, $72,000 and $45,000 and the gross realized losses totaled $0.8 million, $0.3 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contractual maturities of short-term investments at December 31, 2006 were as follows (in thousands):

Fair Value
Due within 1 year	$193,056
After 1 but within 5 years	375,489
After 5 but within 10 years	28,498
After 10 years	103,648
Total	$700,691

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date, which, for the Company includes asset-backed and mortgage-backed securities.

The following table shows the gross unrealized losses and fair value of the company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less then 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. government agencies	$67,610	$(47)	$—	$—	$67,610	$(47)
Corporate debt securities	71,785	(38)		—	71,785	(38)
Asset backed securities	36,680	(16)	3,476	(17)	40,156	(33)
Mortgage-backed securities	38,437	(77)	38,294	(134)	76,731	(211)
	$214,512	$(178)	$41,770	$(151)	$256,282	$(329)

The unrealized losses on the Company’s investments are due to increased interest rates, and not credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

3.              Other Financial Information

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$37,564	$21,395
Work-in process	12,589	2,576
Finished goods	9,146	2,779
	$59,299	$26,750

Other current assets consists of the following (in thousands):

	At December 31,
	2006	2005
Interest and other receivables	$4,889	$3,388
Prepaid expenses	17,209	14,459
	$22,098	$17,847

Property and equipment consists of the following (in thousands):

	At December 31,
	2006	2005
Land	$1,946	$1,878
Office equipment and furniture	20,053	12,189
Computer Software	17,054	11,037
Laboratory equipment	20,822	13,609
Production equipment	6,940	4,396
Leasehold improvements	23,692	9,864
Construction in progress	86,730	7,684
	177,237	60,657
Less accumulated depreciation and amortization	(30,458)	(18,607)
	$146,779	$42,050

Other current liabilities consist of the following (in thousands):

	At December 31,
	2006	2005
Accrued property and equipment additions	$21,219	$—
Accrued commercial expenses	9,302	6,722
Other current liabilities	40,657	20,732
	$71,178	$27,454

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

At signing, Lilly made initial non-refundable payments to the Company totaling $80 million, of which $50 million was amortized to revenues under collaborative agreements prior to 2004.  The remaining $30 million is being amortized to revenues ratably over a seven-year period, which represents the Company’s estimate of the period of its performance of significant development activities under the agreement.

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide, of which $40 million have been paid through December 31, 2006. Certain of the potential future development milestone payments may be converted into the Company’s common stock, at Lilly’s option, if the filing of a New Drug Application, or NDA,with the FDA for exenatide LAR is delayed beyond December 31, 2007.  The Company currently does not expect  the NDA to be filed by this date.  Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $30 million have been paid through December 31, 2006.

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

In October  2006, the Company and Lilly amended their global development and commercialization agreement for exenatide.  Prior to amending the agreement, operating profits for exenatide products, including any long-acting release formulations, outside of the United States were shared 80% to Lilly and 20% to Amylin.  Under the terms of the amended agreement, effective January 1, 2007, Lilly will pay the Company tiered royalties based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  In addition, effective January 1, 2007, Lilly will be responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to the Company.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

The Company recorded revenue under this collaborative agreement of $36.8 million, $53.8 million and $34.3 million in the years ended December 31, 2006, 2005 and 2004, respectively, and incurred reimbursable development expenses of $74.7 million, $37.4 million and $53.0 million in the years ended December 31, 2006, 2005 and 2004, respectively. Reimbursable development expenses consist of direct internal and external expenses for exenatide, including both BYETTA and sustained release formulations.

Collaboration with Alkermes, Inc.

In May 2000, the Company signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of exenatide, or exenatide LAR.

Under the terms of the agreement, Alkermes has granted the Company an exclusive, worldwide license to its Medisorb®  technology for the development and commercialization of injectable sustained release formulations of exendins, such as exenatide, and other related compounds that Amylin may develop. In exchange, Alkermes receives funding for research and development and may earn future milestone payments upon achieving specified development and commercialization goals. Alkermes will also receive royalties on any future product sales.

In October 2005, the Company and Alkermes Controlled Therapeutics II, a wholly owned subsidiary of Alkermes, Inc., entered into an Amendment to Development and License Agreement (the “Amendment”), which amends the Development and License Agreement between the parties dated May 15, 2000. Under the terms of the Amendment, the Company will be responsible for manufacturing for commercial sale the once weekly dosing formulation of exenatide LAR, if approved. The royalty to be paid from the Company to Alkermes for commercial sales of exenatide LAR was adjusted to reflect the new manufacturing arrangement.

In December 2005, the Company’s wholly-owned subsidiary, Amylin Ohio LLC, purchased an existing building and land to house the facility for approximately $9 million and the Company will be responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. The Company expects to complete the commercial-scale manufacturing process in the second half of 2008 at a total cost of up to approximately $180 million. At December 31, 2006 the Company had incurred $86.7 million associated with the construction of this facility.

5.              Lease Commitments

The Company leases its facilities under operating leases, with various terms, the majority of which expire in 2015. The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent totaled $6.4 million and $5.7 million at December 31, 2006 and 2005, respectively, of which $5.5 million and $5.1 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2006 and 2005, respectively. Certain of the Company’s facility leases contain incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company. These incentives are recognized as a reduction of rental expense on a straight-line basis over the term of the respective leases. Unamortized leasehold improvement incentives totaled $2.6 million and $3.0 million at December 31, 2006 and 2005, respectively, of which $2.3 million and $2.6 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2006 and 2005, respectively.

The Company leases vehicles for its field force under operating leases, with lease terms up to four years, of which the first year is non-cancellable. Minimum future payments for the non-cancellable term of these leases are $0.9 million at December 31, 2006.

Minimum future annual obligations for facility and vehicle operating leases for years ending after December 31, 2006 are as follows (in thousands):

2007	$11,435
2008	10,805
2009	9,202
2010	6,632
2011	6,745
Thereafter	22,686
Total minimum lease payments	$67,505

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $9.8 million, $10.1 million and $8.2 million, respectively.

6.              Convertible Senior Notes

In April 2004, the Company issued $200 million aggregate principal amount of 2.5% convertible senior notes due

April 15, 2011 in a private placement, referred to as the 2004 Notes. The 2004 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions.  The Company capitalized $0.6 million of interest expense for the year ended December 31, 2006 associated with construction in progress.  The Company incurred debt issuance costs of $6.4 million in connection with the issuance of the 2004 Notes, which are being amortized to interest expense on a straight-line basis over the term of the 2004 Notes and had a net book value of $3.9 million and $4.8 million at December 31, 2006 and 2005, respectively.  Amortization expense associated with these debt issuance costs were $0.9 million, $0.9 million and  $0.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.  The fair value of the 2004 Notes, determined by observed market prices, was $252.0 million and $262.0 million at December 31, 2006 and 2005, respectively.

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

7.              Redemption of Convertible Senior Notes

In June and July 2003, the Company issued $175 million of 2.25% convertible senior notes due June 30, 2008 in a private placement referred to as the 2003 Notes.   The 2003 Notes were convertible into a total of up to 5.4 million shares of common stock at a conversion price of approximately $32.55 per share.  The 2003 notes were provisionally redeemable in whole or in part, at the Company’s option at any time on or after June 30, 2006, upon the satisfaction of certain conditions, at specified redemption prices plus accrued interest.  The Company called the notes for redemption in July 2006 and issued approximately 5.4 million shares of its common stock to note holders upon the conversion of all of the outstanding 2003 Notes in August 2006.  In connection with the conversion, the Company also issued 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal value of the converted 2003 Notes less interest actually paid.  The Company recorded as a one-time, non-cash, non-operating charge of $7.9 million for the make-whole payment in the quarter ended September 30, 2006.  Debt issuance costs of $5.3 million were incurred in connection with the issuance of the 2003 Notes and were being amortized to interest expense on a straight-line basis over the contractual term of the 2003 Notes.  Amortization expense associated with these debt issuance costs were $0.7 million, $1.0 million and  $1.0 million in the years ended December 31, 2006, 2005 and 2004, respectively.  Upon conversion, the $2.0 million unamortized balance of these related debt issuance costs were reclassified to additional paid-in capital.

8.              Stockholders’ Equity (Deficit)

Stock-based Compensation Plans

Stock Option Plans

The Company has two stock option plans under which it currently grants stock options: the 2001 Equity Incentive Plan, or the 2001 Plan, which replaced the 1991 Stock Option Plan, or the 1991 Plan, upon the 1991 Plan’s expiration in October 2001, and the 2003 Non-Employee Directors’ Stock Option Plan, or the 2003 Directors’ Plan.  Under the 2003 Directors’ Plan, non qualified stock options and restricted stock may be granted to non-employee directors of the Company.  The 2003 Directors’ Plan provides for automatic stock option grants to non-employee directors upon their initial appointment or election to the Company’s Board of Directors and are issued from shares authorized under the 2001 Plan.  Options granted under the 1991 Plan remain outstanding until exercised or cancelled.

To date, stock-based compensation awards under the 1991 Plan, the 2001 Plan and the 2003 Directors’ Plan consist primarily of incentive and non-qualified stock options.  Stock options granted under the 2001 Plan and the 2003 Directors’ Plan must have an exercise price equal to at least 100% of the fair market value of the Company’s common stock on the date of grant, have a maximum contractual term of 10 years and generally vest over four years.  At December 31, 2006, an aggregate of 23.8 million shares were reserved for future issuance under the Company’s stock option plans, of which 7.6 million shares were available for future grants.

A summary of stock option transactions for all stock option plans is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2005	15,736	$17.47
Granted	3,571	$42.02
Exercised	(2,454)	$13.76
Cancelled/Forfeited	(640)	$27.03
Options outstanding at December 31, 2006	16,213	$23.10	7.22	$231,125

Options exercisable at December 31, 2006	8,814	$16.71	5.99	$171,172

Options vested and expected to vest	15,767	$22.82	7.17	$228,181

The total intrinsic value of stock options exercised was $74.8 million, $28.6 million and $9.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Company received cash from the exercise of stock options of $31.6 million, $16.0 million, and $4.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not record any tax benefits related to the exercise of employee stock options due to its net loss position. Upon option exercise the Company issues new shares of its common stock.

At December 31, 2006, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $108.3 million, with a weighted-average amortization period of 2.6 years. The Company records non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards’ vesting period.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock (i) on the employee’s enrollment date or (ii) the purchase date. The terms of any offerings under the 2001 Purchase Plan are established by the Compensation and Human Resources Committee of the Board of Directors. In May 2006, the Compensation and Human Resources Committee approved a series of four consecutive six-month offerings commencing on September 1, 2006.  At December 31, 2006, 0.7 million shares were reserved for future issuance under the 2001 Purchase Plan.

The total intrinsic value of purchase rights exercised was $10.4 million, $0.6 million and $1.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $0.5 million, with a weighted-average amortization period of 0.2 years.

Stock Warrants

The Company has warrants outstanding, which were granted in 1997 and 2000, to purchase a total of 1.6 million shares of its common stock. The warrants are exercisable at prices from $10.01 to $12.00 and expire through March 2008.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2006 (in thousands):

Stock Option Plans	23,801
Stock Purchase Plan	676
Directors’ Deferred Compensation Plan	21
Stock Warrants	1,626
401(k) Plan	382
Convertible Senior Notes	5,822
32,328

Issuance of Common Stock

In February 2005, the Company completed a public offering of 9.2 million shares of its common stock at a price of $22.00 per share. This transaction generated net proceeds of approximately $190 million for the Company and was completed pursuant to a $300 million universal shelf registration statement initially filed with Securities and Exchange Commission in December 2003.

In September 2005, the Company completed a public offering of 5.1 million shares of its common stock at a price of $31.00 per share. This transaction generated net proceeds of approximately $152 million for the Company and was completed pursuant to shelf registration statements previously filed with Securities and Exchange Commission in 2001 and 2003.

In April 2006, the Company completed a public offering of 11.5 million shares of its common stock at a price of $46.50 per share. This transaction generated net proceeds of approximately $508 million for the Company and was completed pursuant to a shelf registration statement filed with Securities and Exchange Commission in March 2006.

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

9.      Benefit Plans

The Company has a defined contribution 401(k) plan for the benefit of all eligible employees. Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock. The fair market value of matching contributions made by the Company for the benefit of its employees in 2006, 2005 and 2004 were $6.0 million, $2.7 million and $1.0 million, respectively.

In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned. Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets. Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion. The Company recorded expense associated with this plan of $0.1 million, $1.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation. The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices. The company-owned assets are placed in a “rabbi trust” and are included in other current assets in the accompanying consolidated balance sheets. The trust assets had a fair value of $6.1 million and $4.9 million at December 31, 2006 and 2005, respectively, including unrealized gains of approximately $0.8 million and $0.5 million at December 31, 2006 and 2005, respectively. Unrealized gains on the trust assets are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The corresponding liability was $6.1 million and $4.9 million at December 31, 2006 and 2005, respectively, of which $6.1 million and $4.8 million are included in other long-term liabilities, net of current portion in the accompanying consolidated balance sheets at December 31, 2006 and 2005, respectively. The current portion of the corresponding liability is included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2006 and 2005. Total contributions to this plan, consisting solely of compensation deferred by participants, were $1.0 million, $1.2 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10.   Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are shown below (in thousands). A valuation allowance of approximately $535 million has been recognized at December 31, 2006 to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No 109, “Accounting for Income Taxes.”

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$347,257	$301,263
Research tax credits	67,667	52,295
Capitalized research and development expenses	73,824	91,331
Other	46,235	13,183
Total deferred tax assets	534,983	458,072
Valuation allowance for deferred tax assets	(534,983)	(458,072)
Net deferred tax assets	$—	$—

Following is a summary of the Company’s Federal net operating loss carryforwards, Federal research tax credit carryforwards and California net operating loss carryforwards at December 31, 2006 (in thousands):

	Federal net operating loss carryforwards	California net operating loss carryforwards	Federal research and development tax credit carryforwards
Expiring within one year	$3,434	$—	$995
After 1 but within 5 years	109,632	—	4,269
After 5 but within 10 years	—	559,415	—
After 10 years	852,145	—	46,769
	$965,211	$559,415	$52,033

Changes in control have occurred that triggered the limitations of Section 382 of the Internal Revenue Code on the Company’s net operating loss carryforwards.   The Section 382 limitations were immaterial to the Company’s total net operating losses and are reflected in the net operating loss of $965 million presented above.

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $965 million, which begin to expire in 2007. The Company also has California net operating loss carryforwards of approximately $559 million, which begin to expire in 2012, and UK net operating loss carryforwards of approximately $8 million, which carry forward indefinitely. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes and the prior years’ limitation on California loss carryforwards. The Company has Federal research tax credit carryforwards of $52 million, which begin to expire in 2007, and California research tax credit carryforwards of $24 million, which carry forward indefinitely.

As a result of the adoption of SFAS 123R, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award.  At December 31, 2006, deferred tax assets do not include $25 million of excess tax benefits from stock-based compensation.

11.   Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2006 and 2005 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2006:
Net product sales	$75,872	$108,787	$138,798	$150,581
Revenues under collaborative agreements	6,474	9,362	8,219	12,782
Gross profit from product sales	66,128	94,102	124,290	139,445
Net loss	(67,901)	(46,394)	(46,140)	(58,421)
Basic and diluted net loss per share (1)	$(0.61)	$(0.38)	$(0.36)	$(0.45)

2005:
Net product sales	$—	$8,652	$21,872	$56,189
Revenues under collaborative agreements	4,262	38,114	4,034	7,351
Gross profit from product sales	—	7,130	17,612	47,187
Net loss	(43,604)	(26,594)	(69,475)	(67,159)
Basic and diluted net loss per share (1)	$(0.43)	$(0.26)	$(0.65)	$(0.61)

(1)           Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

Schedule II

AMYLIN PHARMACEUTICALS, INC
Schedule II: Valuation Accounts
(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2006
Inventory reserve	$1,618	3,481	4,714	$385
Accounts receivable Allowances (1)	$1,628	17,203	12,273	$6,558

Year ended December 31, 2005
Inventory reserve	$3,100	1,697	3,179	$1,618
Accounts receivable allowances (1)	$—	3,293	1,665	$1,628

Year ended December 31, 2004
Inventory reserve	$3,337	3,218	3,455	$3,100

(1) Allowances for prompt payment, product returns, doubtful accounts and wholesaler chargebacks.