Form 10-Q
period 2007-03-31
AMYLIN PHARMACEUTICALS INC
filed 2007-05-02
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 19, 2007
Common Stock, $.001 par value	131,549,478

AMYLIN PHARMACEUTICALS, INC.

TABLE OF CONTENTS

COVER PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$66,062	$66,640
Short-term investments	568,461	700,691
Accounts receivable, net	83,672	58,089
Inventories, net	65,843	59,299
Other current assets	26,826	22,098
Total current assets	810,864	906,817

Property, plant, and equipment, net	215,363	146,779
Patents and other assets, net	5,736	2,870
Debt issuance costs, net	3,692	3,920
	$1,035,655	$1,060,386

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$44,886	$36,834
Accrued compensation	26,502	39,251
Payable to collaborative partner	55,332	52,338
Other current liabilities	64,105	71,178
Current portion of deferred revenue	4,286	4,286
Total current liabilities	195,111	203,887

Other long-term obligations, net of current portion	16,048	13,836

Deferred revenue, net of current portion	6,300	7,372

Convertible senior notes	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 131,446 and 130,458 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	131	130
Additional paid-in capital	1,889,274	1,857,194
Accumulated deficit	(1,272,598)	(1,223,184)
Accumulated other comprehensive income	1,389	1,151
Total stockholders’ equity	618,196	635,291
	$1,035,655	$1,060,386

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2007	2006

Revenues:
Net product sales	$162,003	$75,872
Revenues under collaborative agreements	9,975	6,474
Total revenues	171,978	82,346

Costs and expenses:
Cost of goods sold	15,210	9,744
Selling, general and administrative	87,787	59,863
Research and development	59,564	51,774
Collaborative profit sharing	66,947	29,970
Total costs and expenses	229,508	151,351

Operating loss	(57,530)	(69,005)

Interest and other income	9,404	3,786
Interest and other expense	(1,288)	(2,682)
Net loss	$(49,414)	$(67,901)

Net loss per share, basic and diluted	$(0.38)	$(0.61)

Shares used in computing net loss per share, basic and diluted	131,054	111,285

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net loss	$(49,414)	$(67,901)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,177	3,278
Stock-based compensation	13,317	10,878
Shares constributed as employer 401(k) match	5,819	2,811
Other non-cash expenses, net	378	503
Changes in operating assets and liabilities:
Accounts receivable, net	(25,583)	(15,168)
Inventories, net	(6,544)	(7,365)
Other current assets	(4,579)	572
Accounts payable and other current liabilities	9,623	9,602
Accrued compensation	(12,749)	(10,419)
Payable to collaborative partner	2,994	10,673
Deferred revenue	(1,072)	(1,072)
Other operating assets and liabilities, net	1,635	1,333
Net cash flows used for operating activities	(61,998)	(62,275)

Investing activities:
Purchases of short-term investments	(24,694)	(29,906)
Sales and maturities of short-term investments	157,012	284,215
Purchase of property, plant, and equipment, net	(81,168)	(10,268)
Increase in patents and other long-term assets	(2,536)	(60)
Net cash flows provided by investing activities	48,614	243,981

Financing activities:
Issuance of common stock, net	12,806	15,047
Net cash flows provided by financing activities	12,806	15,047

Increase (decrease) in cash and cash equivalents	(578)	196,753

Cash and cash equivalents at beginning of period	66,640	72,026
Cash and cash equivalents at end of period	$66,062	$268,779

Supplemental disclosure of cash flow information:
Property, plant, and equipment additions in other current liabilities	$12,575	$—

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2007, and for the three months ended March 31, 2007, and March 31, 2006, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

Net Product Sales

Amylin Pharmaceuticals, Inc. (referred to as the Company or Amylin) sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all United States BYETTA and SYMLIN product sales. With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers, and accordingly the Company records all United States products sales of BYETTA.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.2 million at March 31, 2007 and December 31, 2006, respectively.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 6.7 million and 8.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 5.8 million and 11.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2007	2006
Selling, general and administrative expenses	$7,981	$5,839
Research and development expenses	5,336	5,039
	$13,317	$10,878

Net stock-based compensation expense, per common share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

The Company recorded $13.3 million and $10.9 million of total non-cash, stock-based compensation expense during the three months ended March 31, 2007 and March 31, 2006, respectively, related to stock-based awards, consisting of stock options and employee stock purchase rights, during those periods.  At March 31, 2007, total unrecognized estimated compensation cost related to non-vested share based awards granted prior to that date was $144.5 million which is expected to be recognized over a weighted-average period of 2.9 years.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico LLC and Amylin Ohio LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  No unrecognized tax benefits were recorded as of the date of adoption.  As a result of the implementation of FIN 48, the Company recognized a $23.6 million increase in unrecognized tax benefits which was accounted for as a reduction to deferred tax assets (primarily related to reductions in tax credits) and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated defecit.

The balance of unrecognized tax benefits at January 1, 2007 of $23.6 million are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.  The Company has not recognized any accrued interest and penalties related to unrecognized tax benefits during the years ended December 31, 2006 and 2005.  The Company is subject to taxation in the US and various states and foreign jurisdictions.  Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss and credit carryforwards.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157)  “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the Company beginning January 1, 2007.  The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008.  The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.

2.              Investments

The Company’s investments, consisting principally of debt securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains or losses on these securities are included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

3.              Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $2.0 million and $0.4 million at March 31, 2007 and December 31, 2006, respectively. Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consists of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$40,171	$37,564
Work-in-process	12,008	12,589
Finished goods	13,664	9,146
	$65,843	$59,299

4.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued property, plant, and equipment additions	$12,575	$21,219
Accrued expenses	17,425	17,670
Accrued contract research and development expenses	14,550	11,635
Accrued sales allowances	19,555	20,654
	$64,105	$71,178

5.              Comprehensive Loss

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2007, and March 31, 2006, the comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(49,414)	$(67,901)
Other comprehensive loss:
Unrealized gain on investments	238	988
Comprehensive loss	$(49,176)	$(66,913)

6.              Convertible Senior Notes

In April 2004, the Company issued 2.5% convertible senior notes, referred to as the 2004 Notes, which have an aggregate principal amount of $200 million, and are due April 15, 2011, in a private placement. The 2004 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. The Company may not redeem the 2004 Notes prior to maturity.

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

7.              Subsequent Event

On April 16, 2007, Lilly completed the first European Union launch of BYETTA in Germany.  In connection with this launch, the Company earned a $10.0 million milestone payment from Lilly.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and the first commercial launch occurred in Germany in April 2007 through our collaboration partner Eli Lilly and Company, or Lilly.  We expect Lilly to continue to launch BYETTA in additional EU member states during 2007.  We also have two late-stage programs in development and multiple early-stage programs.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are taking metformin, sulfonylurea and/or a thiazolidinedone, or TZD, the three most common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $146.5 million and $68.3 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and any long-acting release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  In October  2006, we and Lilly amended the agreement, which became effective January 1, 2007.  Prior to amending the agreement, operating profits for exenatide, including any long-acting release formulations, outside of the United States were shared 80% to Lilly and 20% to us.  The amended agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  In addition, effective January 1, 2007, Lilly became responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  Net product sales of SYMLIN were $15.5 million and $7.6 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

We have a field force of approximately 570 people dedicated to marketing BYETTA and SYMLIN in the United States.  Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization and diabetes care specialists.  Lilly co-promotes BYETTA in the United States and has primary responsibility for developing and commercializing BYETTA outside of the United States, including any long-acting release formulations.

In addition to our marketed products, we have several programs in development, including late-stage programs for diabetes and obesity.

In diabetes, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide LAR to enable once-weekly administration of exenatide for the treatment of type 2 diabetes.   We are currently conducting a clinical study evaluating exenatide LAR in patients with type 2 diabetes that is designed to generate the type of safety and efficacy data that could form the basis of a New Drug Application, or an NDA, submission to the United States Food and Drug Administration,

or FDA.  In addition, we and Lilly are working with Alkermes and Parsons, Inc. on the construction of a manufacturing facility for exenatide LAR in Ohio.  We expect to complete the commercial scale manufacturing process in this facility in the second half of 2008.

We have multiple early stage programs for diabetes and obesity.  We have a number of compounds in development for the potential treatment of obesity which are part of a broader program which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we are currently conducting several clinical trials of our drug candidates, or combinations of our drug candidates. We also maintain an active discovery research program focused on novel peptide therapeutics.  We are actively seeking to in-license additional drug candidates.  We have partnered with PyschoGenics, Inc., to form Psylin Neurosciences, Inc., a company that will focus on the discovery and development of peptide hormones for treatment of psychiatric indications.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At March 31, 2007, our accumulated deficit was approximately $1.3 billion.

At March 31, 2007, we had approximately $634.5 million in cash, cash equivalents and short-term investments.  We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, and actual results, however, may differ significantly from our estimates.

The financial information as of March 31, 2007, should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 26, 2007.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Reuslts of Operations” in our Form 10-K filed on February 26, 2007.

Results of Operations

Three Months Ended March 31, 2007

Net Product Sales

Net product sales for the quarter ended March 31, 2007 and March 31, 2006, were $162.0 million and $75.9 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended March 31,
	2007	2006
BYETTA	$146.5	$68.3
SYMLIN	15.5	7.6
	$162.0	$75.9

The increases in net product sales for BYETTA and SYMLIN for the quarter ended March 31, 2007 as compared to the same period in 2006, primarily reflect continued growth in patient use.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the quarter ended March 31, 2007, were $10.0 million compared to $6.5 million for the same period in 2006. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $3.5 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2006 primarily reflects higher cost-sharing payments due to increased development expenses for exenatide LAR.

The following table provides information regarding revenues under collaborative agreements (in millions):

	Three months ended March 31,
	2007	2006
Amortization of up-front payments	$1.1	$1.1
Cost-sharing and co-promotion payments	8.9	5.4
	$10.0	$6.5

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment received from Lilly upon signing of the collaboration agreement agreement in 2002. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide LAR and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost of Goods Sold

Cost of goods sold for the quarters ended March 31, 2007 and March 31, 2006, was $15.2 million, representing a gross margin of 91%, and $9.7 million, representing a gross margin of 87%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin for the quarter ended March 31, 2007, compared to the same period in 2006 primarily reflects a reduction in the impact of sales allowances and to a lesser extent lower unit costs for BYETTA resulting from higher production volumes and the impact of price increases. Quarterly fluctuations in gross margins may be influenced by product mix, pricing, and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $87.8 million for the three months ended March 31, 2007, from $59.9 million for the same period in 2006. The increase primarily reflects expenses associated with the recent expansion of the Company’s sales force, increased promotional expenses for BYETTA and SYMLIN and increased business infrastructure to support the Company’s growth.

Selling general and administrative expenses are expected to continue to increase during the remainder of 2007, which reflects the planned expansion of our manufacturing capabilities in support of our facility in Ohio, increases in business infrastructure to support our growth and additional marketing activities.

Research and Development Expenses

Our research and development expenses are comprised of salaries, benefits and stock-based compensation, license fees, costs paid to third-party contractors to perform research, conduct clinical trials, and develop and manufacture drug materials and delivery devices, and a portion of our facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

Our research and development efforts are focused on diabetes, obesity, and other diseases.  We also maintain an active discovery research program.  In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing exenatide LAR, a long acting release formulation of exenatide, the active pharmaceutical ingredient in BYETTA.  In obesity, we have a number of compounds in development for the potential treatment of obesity which are part of a broader program which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we are currently conducting several clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2007	2006	Increase (Decrease)
Diabetes	$27.4	$20.5	$6.9
Obesity	13.9	15.2	(1.3)
Research and early-stage programs	9.7	8.9	0.8
Indirect costs	8.6	7.2	1.4
	$59.6	$51.8	$7.8

The $7.8 million increase in research and development expenses for the quarter ended March 31, 2007 as compared to the same period in 2006 primarily reflects increased expenses of $6.9 million for our diabetes programs. This increase primarily reflects increased expenses for exenatide LAR associated with manufacturing scale-up and the on-going clinical study discussed above.

Collaborative Profit Sharing

Collaborative profit sharing was $66.9 million  and $30.0 million for the three months ended March 31, 2007 and March 31, 2006, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $9.4 million for the three months ended March 31, 2007, from $3.8 million for the same period in 2006. The increase primarily reflects higher interest rates and higher average cash balances available for investment during the three months ended March 31, 2007 as compared to the same period in 2006.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended March 31, 2007 consists of interest on our $200 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $1.3 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in 2007 reflects lower interest expense following the August 2006 conversion of all of our $175 million of then outstanding 2.25% convertible senior notes issued in 2003.

Net Loss

Our net loss for the three months ended March 31, 2007 was $49.4 million compared to a net loss of $67.9 million for the same period in 2006. The decrease in net loss primarily reflects the increased net product sales, partially offset by the increased selling, general and administrative expenses and increased research and development expenses and increased collaborative profit-sharing discussed above.

We may incur operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the continued commercialization of BYETTA and SYMLIN, and expenses associated with the continuation and potential expansion of our research and development programs, including our ongoing late-stage programs and our early-stage development programs, and related support infrastructure may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At March 31, 2007, we had $634.5 million in cash, cash equivalents and short-term investments, compared to $767.3 million at December 31, 2006.

We used cash of $62.0 million and $62.3 million for our operating activities in the three months ended March 31, 2007 and March 31, 2006, respectively.   Our cash used for operating activities in the three months ended March 31, 2007 included uses of cash due to increases in current assets, including increases in accounts receivable and inventories, of $25.6 million and $6.5 million, respectively.  The increase in accounts receivable reflects growth in our net product sales, and the increase in inventories reflects increased inventory purchases to support this growth. Our cash used for operating activities in 2006 included sources of cash for increases payable to our collaborative partner of $3.0 million.  The increase in payable to collaborative partner, which represents Lilly’s 50% share of BYETTA gross margins in the United States, primarily reflects increased net product sales for BYETTA.

Our investing activities provided cash of $48.6 million and $244.0 million in the three months ended March 31, 2007 and March 31, 2006, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant, and equipment.   Purchases of property, plant, and equipment increased to $81.2 million in the three months ended March 31, 2007 from $10.3 million for the three months ended March 31, 2006.  The increase during the first quarter 2007 primarily reflects costs associated with our manufacturing facility for exenatide LAR and, to a lesser extent, purchases of tenant improvements, office equipment and scientific equipment to support our growth.  We expect that our capital expenditures will continue to significantly increase in future periods due primarily to costs associated with ongoing construction of our manufacturing facility for exenatide LAR.  We expect to complete the commercial-scale manufacturing process in the second half of 2008.  Through March 31, 2007, we had incurred $135 million associated with the construction of this facility. Previously we estimated a cost of up to approximately $180 million for the initial build-out, however we are planning to expand this project, which would increase our expenditures from $180 million to an approximate total of $400 million over the next three years. The potential expansion of this project is dependent upon on the continued progress of exenatide LAR through the development process.  In addition, we anticipate continued investments in tenant improvements, office equipment and scientific equipment. We are evaluating various forms of secured debt financing to fund a portion of the cost of our manufacturing facility. In addition, we are evaluating the potential utility of other financing mechanisms, including revolving credit lines or similar facilities, which may be secured by our inventories, accounts receivable or other assets.

Financing activities provided cash of $12.8 million and $15.0 million in the three months ended March 31, 2007 and March 31, 2006, respectively. Financing activities in the first quarter 2007 represent proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

At March 31, 2007, we had $200 million in aggregate principal amount of our 2.5% convertible senior notes outstanding. Our 2.5% convertible senior notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share. Our 2.5% convertible senior notes are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of March 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$200,000	$—	$—	$200,000	$—
Interest payments on long-term debt	22,500	5,000	10,000	7,500	—
Inventory purchase obligations(1)	149,266	82,316	54,480	12,470	—
Operating lease obligations	136,556	15,772	31,323	28,203	61,258
Total(2)	$508,322	$103,088	$95,803	$248,173	$61,258

(1)   Includes $103.7 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)   Excludes long-term obligation of $6.7 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements with other companies we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $15.0 million associated with licensing agreements in the next 12 months.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for

BYETTA and SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide LAR manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability, and the extent, to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2.5% senior convertible notes at March 31, 2007 was $255.7 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2007.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $49.4 million for the three months ended March 31, 2007, $218.9 million in 2006, $206.8 million in 2005 and $157.2 million in 2004. As of March 31, 2007, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must design, construct, commission and validate a new facility. We depend upon Alkermes and Parsons to assist us in the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. In addition, we depend upon Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR. Although we have completed manufacturing scale-up to intermediate batch size, and together with Alkermes we have completed engineering batches of commercial scale at a third party facility, we cannot be assured that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all. In addition, we are dependent upon Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide LAR. We also will need to obtain sufficient supplies of diluents, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide LAR. If we, together with Alkermes, are unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

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

Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully challenge or circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. Third parties have filed, and in the future are likely to file, patent applications on inventions similar to ours.  From time-to-time we have participated in, and in the future are likely to participate in, interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. We may also have to participate in opposition proceedings against our patents in other jurisdictions, such as Europe.  Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

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

Forecasting future revenues is difficult, especially since we launched our first products in 2005 and when the level of market acceptance of these products may change rapidly. In addition, our customer base is highly concentrated with four customers accounting for a majority of our net product sales. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. As a result, it is reasonably likely that our financial results will fluctuate to an extent, that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

•  Establishment of additional manufacturing sources, including our Ohio manufacturing facility;

•  Development of exenatide LAR and other pipeline candidates;

•  Executing our INTO strategy;

•  Our other research and development activities;

•  Other operating expenses;

•  Potential acquisitions or investments in complementary technologies or businesses; and

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal control over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal control. If material weaknesses are identified in the future we would be required to conclude that our internal control over financial reporting are ineffective and we could be subject to sanctions or investigations by the SEC, the NASDAQ Stock Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

Our executive officers, directors and major stockholders control approximately 63% of our common stock.

As of March 31, 2007, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 63% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the quarterly operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2005, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2007
Second Quarter (through April 19, 2007)	$42.77	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	$35.47	$18.50
Second Quarter	$21.73	$14.50
First Quarter	$24.95	$17.15

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

3.1

Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference)

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

4.2

Rights Agreement, dated as of June 17, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.3

First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Employment Agreement, dated as of March 7, 2007, by and between the Registrant and Daniel M. Bradbury

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 2, 2007	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)