Form 10-Q
period 2007-06-30
AMYLIN PHARMACEUTICALS INC
filed 2007-08-07
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 20, 2007
Common Stock, $.001 par value	132,177,748

AMYLIN PHARMACEUTICALS, INC.

TABLE OF CONTENTS

COVER PAGE

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$379,399	$66,640
Short-term investments	761,172	700,691
Accounts receivable, net	54,280	58,089
Inventories, net	78,176	59,299
Other current assets	33,507	22,098
Total current assets	1,306,534	906,817

Property, plant and equipment, net	271,937	146,779
Other long-term assets, net	15,498	2,870
Debt issuance costs, net	19,525	3,920
	$1,613,494	$1,060,386

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$51,256	$36,834
Accrued compensation	29,260	39,251
Payable to collaborative partner	58,231	52,338
Other current liabilities	69,960	71,178
Current portion of deferred revenue	4,286	4,286
Total current liabilities	212,993	203,887

Other long-term obligations, net of current portion	20,241	13,836

Deferred revenue, net of current portion	5,229	7,372

Convertible senior notes	775,000	200,000

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.001 par value, 450,000 and 200,000 shares authorized, 132,081 and 130,458 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	132	130
Additional paid-in capital	1,915,741	1,857,194
Accumulated deficit	(1,317,621)	(1,223,184)
Accumulated other comprehensive income	1,779	1,151
Total stockholders’ equity	600,031	635,291
	$1,613,494	$1,060,386

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$167,337	$108,787	$329,340	$184,659
Revenues under collaborative agreements	29,616	9,362	39,591	15,836
Total revenues	196,953	118,149	368,931	200,495

Costs and expenses:
Cost of goods sold	14,362	14,685	29,572	24,429
Selling, general and administrative	93,121	63,488	180,908	123,351
Research and development	71,691	50,409	131,255	102,183
Collaborative profit sharing	70,355	43,386	137,302	73,356
Total costs and expenses	249,529	171,968	479,037	323,319

Operating loss	(52,576)	(53,819)	(110,106)	(122,824)

Interest and other income	9,918	10,071	19,322	13,857
Interest and other expense	(2,365)	(2,646)	(3,653)	(5,328)
Net loss	$(45,023)	$(46,394)	$(94,437)	$(114,295)

Net loss per share, basic and diluted	$(0.34)	$(0.38)	$(0.72)	$(0.97)

Shares used in computing net loss per share, basic and diluted	131,774	122,675	131,416	117,293

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$(94,437)	$(114,295)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,042	6,737
Stock-based compensation	29,056	23,293
Shares contributed as employer 401(k) match	5,819	2,811
Other non-cash expenses, net	899	942
Changes in operating assets and liabilities:
Accounts receivable, net	3,809	(26,779)
Inventories	(18,877)	(11,824)
Other current assets	(10,784)	372
Accounts payable and accrued liabilities	21,664	11,032
Accrued compensation	(9,991)	(3,308)
Payable to collaborative partner	5,893	21,023
Deferred revenue	(2,143)	(2,143)
Other assets and liabilities, net	5,832	1,704
Net cash flows used for operating activities	(54,218)	(90,435)

Investing activities:
Purchases of short-term investments	(291,494)	(816,054)
Sales and maturities of short-term investments	231,016	429,475
Purchase of property, plant and equipment, net	(141,979)	(26,399)
Increase in other long-term assets	(12,720)	(71)
Net cash flows used for investing activities	(215,177)	(413,049)

Financing activities:
Issuance of common stock, net	23,357	529,575
Issuance of convertible senior notes, net	558,797	—
Net cash flows provided by financing activities	582,154	529,575

Increase in cash and cash equivalents	312,759	26,091

Cash and cash equivalents at beginning of period	66,640	72,026
Cash and cash equivalents at end of period	$379,399	$98,117

Supplemental disclosure on cash flow information:
Property, plant and equipment additions in other current liabilities	$12,759	$5,654

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2007, and for the three month and six month periods ended June 30, 2007 and 2006, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.2 million at June 30, 2007 and December 31, 2006, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries, benefits and non-cash stock-based compensation, a portion of facilities costs; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices; and milestones under license agreements. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with such activities based on its estimate of management fees, site management and monitoring costs, and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known. Payments made under certain license and collaboration agreements for milestones achieved are recorded as a liability when the obligation is incurred.  The Company recorded milestones of $10.0 million at June 30, 2007 for a development milestone associated with leptin.  There were not any recorded milestones at December 31, 2006.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of  8.1 million and 7.9 million for the three and six months ended June 30, 2007, respectively, and common stock equivalents of 8.1 million from stock options and warrants for each of the three and six months ended June 30, 2006, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 8.1 million and 7.0 million for the three and six months ended June 30, 2007, respectively, and 11.2 million for each of the three and six months ended June 30, 2006, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which establishes accounting for non-cash, stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash, compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$9,539	$6,825	$17,520	$12,664
Research and development expenses	6,200	5,590	11,536	10,629
	$15,739	$12,415	$29,056	$23,293

Net stock-based compensation expense, per common share:
Basic	$0.12	$0.10	$0.22	$0.20
Diluted	$0.12	$0.10	$0.22	$0.20

The Company recorded $15.7 million and $12.4 million of total non-cash, stock based compensation expense during the three months ended June 30, 2007 and 2006, respectively, and $29.1 million and $23.3 million of total non-cash, stock-based compensation expense during the six months ended June 30, 2007 and  2006, respectively, related to stock-based awards, consisting of stock options and employee stock purchase rights, during those periods.  At June 30, 2007, total unrecognized estimated compensation cost related to non-vested share based awards granted prior to that date was $134.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.  The Company issued 0.6 million and 1.3 million shares upon the exercise of stock options and warrants in the three and six months ended June 30, 2007, respectively.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico LLC, Amylin Ohio LLC, and Amylin Investments LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  No unrecognized tax benefits were recorded as of the date of adoption.  As a result of the implementation of FIN 48, the Company recognized a $23.6 million increase in unrecognized tax benefits which was accounted for as a reduction to deferred tax assets (primarily related to reductions in tax credits) and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit.

The balance of unrecognized tax benefits at January 1, 2007 of $23.6 million are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.  The Company has not recognized any accrued interest and penalties related to unrecognized tax benefits during the years ended December 31, 2006 and 2005.  The Company is subject to taxation in the United States and various states and foreign jurisdictions.  Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss and credit carryforwards.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months. The Company will elect a treatment for interest and penalties when they occur.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008.  The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

2.                 Investments

The Company’s investments, consisting principally of debt securities are classified as available-for-sale and are stated at fair value. Unrealized holding gains or losses on these securities are included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable.  Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate.  Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

3.                 Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $2.3 million and $0.4 million at June 30, 2007 and December 31, 2006, respectively. Raw materials consist of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and in-process BYETTA cartridges, and finished goods consist of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$39,845	$37,564
Work-in-process	20,520	12,589
Finished goods	17,811	9,146
	$78,176	$59,299

4.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, and are referred to as the 2004 Notes.  Debt issuance costs also relate to the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, and are referred to as the 2007 Notes.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method over the contractual term of the notes. The Company incurred total debt issuance costs of  $22.6 million in connection with the 2004 Notes and the 2007 Notes. Amortization expense of $0.4 million and $0.5 million was recorded in each of the three months ended June 30, 2007 and 2006, respectively. Amortization expense of $ 0.6 and $1.0 million was recorded in each of the six months ended June 30, 2007 and 2006, respectively.

5.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued property, plant and equipment additions	$12,759	$21,219
Accrued expenses	18,555	17,670
Accrued contract research and development expenses	12,045	11,635
Accrued sales allowances	26,601	20,654
	$69,960	$71,178

6.              Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No.130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the six months ended June 30, 2007 and 2006, the comprehensive loss consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(45,023)	$(46,394)	$(94,437)	$(114,295)
Other comprehensive loss:
Unrealized gain on investments	390	510	628	456
Comprehensive loss	$(44,633)	$(45,884)	$(93,809)	$(113,839)

7.              Convertible Senior Notes

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

Upon a change in control, the holders of the 2004 Notes may elect to require the Company to re-purchase the 2004 Notes. The Company may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock the number of shares of common stock a holder will receive will be valued at 95% of the closing prices of the Company’s common stock for the five-day trading period ending on the third day before the purchase date.

In June 2007, the Company issued the 2007 Notes, which have an aggregate principal amount of $575 million, and are due June 15, 2014, in a private placement.  The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.  The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions.  In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change.  The maximum conversion rate is 22.9252, which would result in a maximum issuance 13.2 million shares of common stock if all holders converted at the maximum conversion rate.

The 2007 Notes will be convertible into shares of the Company’s common stock unless the Company elects net-share settlement. If net-share settlement is elected by the Company, the Company will satisfy the accreted value of the obligation in cash and will satisfy the excess of conversion value over the accreted value in shares of the Company’s common stock based on a daily conversion value, determined in accordance with the associated indenture agreement, calculated on a proportionate basis for each day of the relevant 20-day observation period. Holders may convert the 2007 Notes only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending March 31, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the 2007 Notes will be convertible at any time on or after April 15, 2014 through the scheduled trading day immediately preceding the maturity date.

Subject to certain exceptions, if the Company undergoes a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” holders of the 2007 Notes will, for the duration of the notes, have the option to require the Company to repurchase all or any portion of their 2007 Notes. The designated event repurchase price will be 100% of the principal amount of the 2007 Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. The Company will pay cash for all notes so repurchased. The Company may not redeem the Notes prior to maturity.

The 2007 Notes will be registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes.  The Company has agreed to use its reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the registration statement have been sold, or (ii) the expiration of the applicable holding period with respect to the 2007 Notes and common stock issuable upon conversion of the 2007 Notes under Rule 144(k) under the Securities Act of 1933, or any successor provision. The Company may suspend the use of the registration statement to resell 2007 Notes or shares of common stock issued upon conversion of 2007 Notes for reasons relating to acquisition or divesture of assets, pending corporate developments, and similar events.

Subject to certain limitations, the Company will be required to pay the holders of the 2007 Notes special interest on the 2007 Notes if the Company fails to keep such registration statement effective during specified time periods. The 2007 Notes pay interest in cash, semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007.

8.   Commitments and Contingencies

Other Commitments

The Company has committed to make potential future milestone payments to third parties as part of in-licensing and development programs primarily related to research and development agreements. Potential future payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones, such as achievement of regulatory approval, successful development and commercialization of products, and subsequent product sales. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on the balance sheet for any such contingencies.

As of June 30, 2007, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $257 million in aggregate, of which $19 million are expected to be paid over the next twelve months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $46.1 million as of June 30, 2007, the majority of which relate to BYETTA.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and the first commercial launch occurred in Germany in April 2007 through our collaboration partner Eli Lilly and Company, or Lilly. Lilly has launched, and we expect Lilly to continue to launch, BYETTA in additional EU member states and other countries during 2007.  We also have two late-stage programs in development and multiple early-stage programs.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are taking metformin, sulfonylurea and/or a thiazolidinedone, or TZD, the three most common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $152.1 million and $98.6 million for the three months ended June 30, 2007 and 2006, respectively, and $298.6 million and $166.8 million for the six months ended June 30, 2007 and 2006, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and any long-acting release formulations of exenatide such as exenatide LAR. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  Net product sales of SYMLIN were $15.2 million and $10.2 million for the three months ended June 30, 2007 and 2006, respectively, and $30.7 million and $17.9 million for the six months ended June 30, 2007 and 2006, respectively.

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

In diabetes, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide LAR to enable once-weekly administration of exenatide for the treatment of type 2 diabetes.   We are currently conducting a clinical study evaluating exenatide LAR in patients with type 2 diabetes that is designed to generate the type of safety and efficacy data that could form the basis of a New Drug Application, or NDA, submission to the United States Food and Drug Administration, or FDA.  In addition, we and Lilly are working with Alkermes and Parsons, Inc. on the construction of a manufacturing facility for exenatide LAR in Ohio.  We expect to complete the commercial scale manufacturing process in this facility in the second half of 2008.

We have multiple early-stage programs for diabetes and obesity.  We have a number of compounds in development for the potential treatment of obesity which are part of a broader program which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we are currently conducting several clinical trials of our drug candidates, or combinations of our drug candidates. We also maintain an active discovery research program focused on novel peptide therapeutics.  We are actively seeking to in-license additional drug candidates.  We have partnered with PsychoGenics, Inc., to form Psylin Neurosciences, Inc., or Psylin, a company that will focus on the discovery and development of peptide hormones for treatment of psychiatric indications.  During the second quarter of 2007, we made a strategic equity investment in BioSeek, Inc., or BioSeek, a company that specializes in predictive human cell-based disease models, and contracted with BioSeek to assess the potential utility of Amylin’s peptide hormones in immune/inflammatory disorders.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At June 30, 2007, our accumulated deficit was approximately $1.3 billion.

At June 30, 2007, we had approximately $1.1 billion in cash, cash equivalents and short-term investments.  We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

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

The financial information as of June 30, 2007, should be read in conjunction with the financial statements for the year ended December 31, 2006, contained in our annual report on Form 10-K filed on February 26, 2007.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 26, 2007.

Results of Operations

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Net Product Sales

Net product sales for the three months ended June 30, 2007 and 2006 were $167.3 million and $108.8 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription coupons, payor discounts, distribution service fees and product returns.

The following table provides information regarding net product sales (in millions):

	Three months ended June 30,
	2007	2006
BYETTA	$152.1	$98.6
SYMLIN	15.2	10.2
	$167.3	$108.8

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended June 30, 2007, were $29.6 million compared to $9.4 million for the same period in 2006. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $20.2 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2006 reflects $15.0 million in milestone revenue associated primarily with Lilly’s launch of BYETTA in the EU and higher cost-sharing payments due to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements for the three months ended June 30, 2007 and 2006 (in millions):

	Three months ended June 30,
	2007	2006
Amortization of up-front payments	$1.1	$1.1
Milestones	15.0	—
Cost-sharing and co-promotion payments	13.5	8.3
	$29.6	$9.4

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment received from Lilly upon signing of our collaboration agreement agreement in 2002. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide LAR and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2007 and 2006 was $14.4 million, representing a gross margin of 91%, and $14.7 million, representing a gross margin of 87%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin for the three months ended June 30, 2007 compared to the same period in 2006 reflects a higher average net sales price per unit for BYETTA and lower unit costs for BYETTA resulting from higher production volumes.  The increase in average net sales price per unit for BYETTA is due to price increases and change in product mix, partially offset by an increase in the impact of sales allowances. Quarterly fluctuations in gross margins may be influenced by product mix, pricing, and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $93.1 million for the three months ended June 30, 2007, from $63.5 million for the same period in 2006. The increase primarily reflects expenses associated with the recent expansion of our sales force, increased promotional expenses for BYETTA and SYMLIN and increased business infrastructure to support our growth.

Selling, general and administrative expenses are expected to continue to increase during the remainder of 2007, which reflects the planned expansion of our manufacturing capabilities in support of our facility in Ohio, increases in business infrastructure to support our growth and additional marketing activities.

Research and Development Expenses

Our research and development expenses are comprised of salaries, benefits and stock-based compensation, license fees, costs paid to third-party contractors to perform research, milestones under license agreements, conduct clinical trials, and develop and manufacture drug materials and delivery devices, and a portion of our facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 31,
	2007	2006	Increase
Diabetes	$35.0	$26.5	$8.5
Obesity	17.8	7.4	10.4
Research and early-stage programs	10.1	9.4	0.7
Indirect costs	8.8	7.1	1.7
	$71.7	$50.4	$21.3

The $21.3 million increase in research and development expenses for the three months ended June 30, 2007 as compared to the same period in 2006 primarily reflects increased expenses of $10.4 million for our obesity programs and $8.5 million for our diabetes programs. The increase in expenses for our obesity programs primarily reflects the recognition of a $10.0 million development milestone associated with leptin. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide LAR associated with manufacturing scale-up and the on-going clinical study discussed above.

Collaborative Profit Sharing

Collaborative profit sharing was $70.4 million  and $43.4 million for the three months ended June 30, 2007 and 2006, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $9.9 million for the three months ended June 30, 2007, from $10.1 million for the same period in 2006.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended June 30, 2007 consists of interest on our $775 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $2.4 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively.

Net Loss

Our net loss for the three months ended June 30, 2007 was $45.0 million compared to a net loss of $46.4 million for the same period in 2006. The decrease in net loss primarily reflects the increased net product sales and revenues under collaborative agreements, partially offset by the increased selling, general and administrative expenses, increased research and development expenses and increased collaborative profit-sharing discussed above.

We may incur operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the continued commercialization of BYETTA and SYMLIN, and expenses associated with the continuation and potential expansion of our research and development programs, including our late-stage programs and our early-stage development programs, and related support infrastructure, may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Net Product Sales

Net product sales for the six months ended June 30, 2007 and 2006 were $329.3 million and $184.7 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for prescription coupons, payor discounts, distribution service fees and product returns.

The following table provides information regarding net product sales (in millions):

	Six months ended June 30,
	2007	2006
BYETTA	$298.6	$166.8
SYMLIN	30.7	17.9
	$329.3	$184.7

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the six months ended June 30, 2007 were $39.6 million compared to $15.8 million for the same period in 2006. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $23.8 million increase in revenues under collaborative agreements in the six months ended June 30, 2007 compared to the same period in 2006 reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2007 discussed above.

The following table summarizes the components of revenues under collaborative agreements for the six months ended June 30, 2007 and 2006 (in millions):

	Six months ended June 30,
	2007	2006
Amortization of up-front payments	$2.1	$2.1
Milestones	15.0	—
Cost-sharing and co-promotion payments	22.5	13.7
	$39.6	$15.8

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2007 and 2006 was $29.6 million, representing a gross margin of 91%, and $24.4 million, representing a gross margin of 87%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin for the six months ended June 30, 2007 compared to the same period in 2006 reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2007 discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $180.9 million for the six months ended June 30, 2007, from $123.4 million for the same period in 2006. The increase primarily reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2007 discussed above.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Six months ended June 31,
	2007	2006	Increase (Decrease)
Diabetes	$63.0	$47.8	$15.2
Obesity	31.7	22.6	9.1
Research and early-stage programs	19.2	17.5	1.7
Indirect costs	17.4	14.3	3.1
	$131.3	$102.2	$29.1

The $29.1 million increase in research and development expenses for the six months ended June 30, 2007 as compared to the same period in 2006 primarily reflects  increased expenses of $15.2 million for our diabetes programs and $9.1 million for our obesity programs. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide LAR associated with manufacturing scale-up and the on-going clinical study discussed above.  The increase in expenses for our obesity programs primarily reflects the recognition of a $10.0 million development milestone associated with leptin.

Collaborative Profit Sharing

Collaborative profit sharing was $137.3 million  and $73.4 million for the six months ended June 30, 2007 and 2006, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $19.3 million for the six months ended June 30, 2007, from $13.9 million for the same period in 2006.  The increase of $5.4 million is due to higher interest rates received on our investments and higher average investment balances in 2007 as compared to 2006.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the six months ended June 30, 2007 consists of interest on our $775 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $3.7 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease in 2007 reflects lower interest expense following the August 2006 conversion of all of our $175 million of then outstanding 2.25% convertible senior notes issued in 2003, partially offset by additional interest expense following the issuance of  $575 million of 3.00% convertible senior notes issued in June 2007.

Net Loss

Our net loss for the six months ended June 30, 2007 was $94.4 million compared to a net loss of $114.3 million for the same period in 2006. The decrease in net loss primarily reflects the increased net product sales and revenues under collaborative agreements, partially offset by the increased selling, general and administrative expenses, increased research and development expenses and increased collaborative profit-sharing discussed above.

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

At June 30, 2007, we had $1.1 billion in cash, cash equivalents and short-term investments, compared to $767.3 million at December 31, 2006.  We used cash of $54.2 million and $90.4 million for our operating activities in the six months ended June 30, 2007 and 2006, respectively.   Our cash used for operating activities in the six months ended June 30, 2007 included uses of cash due to increases in current assets, including increases in inventories and other current assets of  $18.9 million and $10.8 million, respectively, and a decrease in accrued compensation of $10.0 million, offset by sources of cash due to increases in accounts payable and accrued liabilities of $21.7 million, an increase in payable to collaborative partner of $5.9 million. The increase in inventories reflects increased inventory purchases to support sales growth and investment in inventory to support the planned launch of SYMLIN in a new pen delivery system. The increase in other current assets primarily reflects a receivable from Lilly for a milestone to be received by Amylin. The decrease in accrued compensation primarily reflects a reduction in our bonus accrual, reflecting the payment of prior year bonus partially offset by an additional accrual for the current year.  The increase in accounts payable primarily reflects a $10.0 million milestone associated with leptin.  The increase in payable to collaborative partner, which represents Lilly’s 50% share of BYETTA gross margins in the United States, primarily reflects increased net product sales for BYETTA.

Our investing activities used cash of $215.2 million and $413.1 million for the six months ended June 30, 2007 and 2006, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets.   Purchases of property, plant and

equipment increased to $142.0 million for the six months ended June 30, 2007 from $26.4 million for the six months ended June 30, 2006.  The increase during the six months ended June 30, 2007 primarily reflects costs associated with our manufacturing facility for exenatide LAR and, to a lesser extent, purchases of tenant improvements, office equipment and scientific equipment to support our growth.  We expect that our capital expenditures will continue to significantly increase in future periods due primarily to costs associated with ongoing construction of our manufacturing facility for exenatide LAR.  We expect to complete the commercial-scale manufacturing process in the second half of 2008.  Through June 30, 2007, we had incurred $176.4 million associated with the construction of this facility. Previously we estimated a cost of up to approximately $180 million for the initial build-out, however we are expanding this project, which may increase our expenditures from $180 million to an approximate total of $400 million over the next two years. The full expansion of this project is dependent upon on the continued progress of exenatide LAR through the development process.  In addition, we anticipate continued investments in tenant improvements, office equipment and scientific equipment. We are evaluating various forms of secured debt financing to fund a portion of the cost of our manufacturing facility. In addition, we are evaluating the potential utility of other financing mechanisms, including revolving credit lines or similar facilities, which may be secured by our inventories, accounts receivable or other assets.  The $12.7 million increase in other long-term assets primarily reflects our investments in Psylin and BioSeek.

Financing activities provided cash of $582.2 million and $529.6 million for the six months ended June 30, 2007 and 2006, respectively. Financing activities for the six months ended June 30, 2007 include $558.8 million in net proceeds from our issuance of  $575 million in aggregate principal amount of our 3.0% convertible senior notes due in 2014, or the 2007 Notes, the exercise of stock options and proceeds from our employee stock purchase plan.

At June 30, 2007, we had $200 million in aggregate principal amount of our 2.5% convertible senior notes due in 2011, or the 2004 Notes, and $575 million in aggregate principal amount outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option.  The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$775,000	$—	$—	$200,000	$575,000
Interest payments on long-term debt	141,085	22,585	44,500	39,500	34,500
Inventory purchase obligations(1)	145,098	80,453	52,175	12,470	—
Operating lease obligations	133,511	16,899	30,600	28,377	57,635
Total(2)	$1,194,694	$119,937	$127,275	$280,347	$667,135

(1)   Includes $99.0 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)   Excludes long-term obligation of $8.2 million related to deferred compensation, the payment of which is dependent upon elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $19 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $238 million could be paid over the next ten to fifteen years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

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

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at June 30, 2007 was approximately $273.3 million and $561.9 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                                                     Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2007.

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

PART II. OTHER INFORMATION

1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our subsequent filings with the Securities and Exchange Commission.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $94.4 million for the six months ended June 30, 2007, $218.9 million in 2006, $206.8 million in 2005 and $157.2 million in 2004. As of June 30, 2007, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us. In addition, there are a limited number of peptide suppliers, cartridge manufacturers and disposable pen manufacturers. If we are not able to arrange for and maintain third-party manufacturing on commercially reasonable terms, or we lose one of our sole source suppliers used for our existing products or for some components of our manufacturing processes for our products or drug candidates, we may not be able to market our products or complete development of our drug candidates on a timely basis, if at all.

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

We rely on Bachem California, or Bachem, and Mallinckrodt, Inc., or Mallinckrodt, to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in BYETTA. In addition, we rely on single-source manufacturers for some of our raw materials used by Bachem and Mallinckrodt to produce bulk exenatide. We also rely on Wockhardt UK (Holdings) Ltd., or Wockhardt, and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., or Baxter, to manufacture the dosage form of BYETTA in cartridges. We are further dependent upon Lilly to supply pens for delivery of BYETTA in cartridges.

We rely on Bachem and Lonza Ltd. to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN. In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials. We have submitted an sNDA to the FDA seeking approval of a disposable pen for the delivery of SYMLIN in cartridges and, if approved, plan to make the SYMLIN pen available to patients in the second half of 2007. If approved, we would rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen. We would also rely on Hollister-Stier Laboratories LLC for the assembly of the SYMLIN pen.

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to timely deliver sufficient quantities of BYETTA or SYMLIN, in either bulk or dosage form, or other product components, including pens for the delivery of these products, it could disrupt our ability to market our products, subject us to product shortages, reduce product sales and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could also harm our reputation in the medical and patient communities. In addition, we may need to engage additional manufacturers so that we will be able to continue our commercialization and development efforts for these products or drug candidates. The cost and time to establish these new manufacturing facilities would be substantial.

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

In order to manufacture on a commercial scale the once-weekly formulation of exenatide LAR, if it is approved by the FDA, we must design, construct, commission and validate a new facility. We are dependent on Alkermes and Parsons to assist us in the design, construction and validation of the manufacturing facility. We have never established or operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing the once-weekly formulation of exenatide LAR. Although we have completed manufacturing scale-up to intermediate batch size, and together with Alkermes we have completed engineering batches of commercial scale at a third party facility, we cannot be assured that a commercial scale manufacturing process for exenatide LAR will be successfully developed and/or transferred to us in a timely or economical manner, or at all. In addition, we are dependent on Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide LAR. We also will need to obtain sufficient supplies of diluents, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide LAR. If we, together with Alkermes, are unable to successfully develop a commercial scale manufacturing process and increase our manufacturing scale to a commercially viable level, we may not be able to commercially launch exenatide LAR.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The continuing efforts of government, private health insurers and other third-party payors to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity. In the United States, we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products.

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

In addition, Lilly can terminate our collaboration for the development and commercialization of BYETTA and sustained-release formulations of exenatide at any time on 60 days notice.  Furthermore, if the FDA does not accept for filing an NDA for a sustained-release formulation of exenatide by December 31, 2007 Lilly may elect to convert potential future milestone payments that we may receive under our collaboration agreement into shares of our common stock for up to 60 days following December 31, 2007. The conversion price will equal the immediately preceding twenty day average closing market price of the Company’s common stock on the date of such election to convert. We currently do not expect the NDA to be filed by this date.

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

Forecasting future revenues is difficult, especially since we launched our first products in 2005 and when the level of market acceptance of these products may change rapidly. In addition, our customer base is highly concentrated with four customers accounting for most of our net product sales. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. As a result, it is reasonably likely that our financial results will fluctuate to an extent, that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

•  Potential acquisitions or investments in complementary technologies or businesses; and

•  Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011 and $575 million is due in 2014.

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

In April 2004, we issued $200 million of the 2004 Notes and in June 2007, we issued $575 million of the 2007 Notes. Our ability to make payments on our debt, including the 2004 and 2007 Notes, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2004 and 2007 notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We may be required to redeem our convertible senior notes upon a designated event.

Holders of the 2004 and 2007 Notes may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. We may not have sufficient cash funds to redeem the notes upon a designated event. We may elect, subject to certain conditions, to pay the redemption price for the 2004 Notes in our common stock or a combination of cash and our common stock. We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price for the 2004 Notes in our common stock. In addition, although there are currently no restrictions on our ability to pay the redemption price under our existing debt agreements, future debt agreements may prohibit us from repaying the redemption price of either of the notes in either cash or common stock. If we are prohibited from redeeming the 2004 Notes or 2007 Notes, we could seek consent from our lenders to redeem the notes. If we are unable to obtain their consent, we could attempt to refinance the notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the notes. If we were unable to redeem the notes upon a designated event, it would result in an event of default under the indentures governing the notes. An event of default under the indentures could result in a further event of default under our other then-existing debt. In addition, the occurrence of a designated event may be an event of default under our other debt.

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

Our research and development and our planned manufacturing activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our research and development safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In addition, as part of the development of our planned manufacturing activities, we will need to develop additional safety procedures for the handling and disposing of hazardous materials. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Each of these provisions, as well as selected provisions of Delaware law, could discourage potential takeover attempts, could adversely affect the trading price of our securities and could cause our management to become entrenched and hard to replace. In addition to provisions in our charter documents and under Delaware law, an acquisition of our company could be made more difficult by our employee benefits plans and our employee change in control plan, under which, in connection with a change in control, stock options held by our employees may become vested and our officers may receive severance benefits. We also have implemented a stockholder rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis.

Our executive officers, directors and major stockholders control approximately 61% of our common stock.

As of June 30, 2007, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 61% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Substantial future sales of our common stock by us or our existing stockholders or the conversion of our convertible senior notes to common stock could cause the trading price of our common stock to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the trading price of our common stock to drop. Likewise, the issuance of shares of common stock upon conversion of our convertible notes or redemption of our convertible notes upon a designated event, or upon additional convertible debt or equity financings or other share issuances by us, including shares issued in connection with potential future strategic alliances and the uncertain number of additional shares that we may be required to issue under our agreements with Lilly, could adversely affect the trading price of our common stock. Our convertible notes are currently convertible into a total of up to 15.2 million shares. In addition, the existence of these notes may encourage short selling of our common stock by market participants.

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

	High	Low
Year ending December 31, 2007
Third Quarter (through July 20, 2007)	$44.44	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	$35.47	$18.50
Second Quarter	$21.73	$14.50
First Quarter	$24.95	$17.15

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

•  our ability to complete our Ohio manufacturing facility and the commercial manufacturing process for exenatide LAR;

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 23, 2007.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 200,000,000 to 450,000,000, (iii) approved an increase of 1,000,000 shares in the aggregate number of shares of our common stock authorized for issuance under our 2001 Employee Stock Purchase Plan, and (iv) ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.

We had 131,415,212 shares of common stock outstanding and entitled to vote as of March 30, 2007, the record date for the Annual Meeting.  At the Annual Meeting, 119,670,203 shares of common stock were present in person or represented by proxy for the four proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors.

Director	Votes in Favor	Votes Withheld
Daniel M. Bradbury	117,563,432	2,106,771
Joseph C. Cook, Jr.	117,600,873	2,069,330
Steven R. Altman	114,640,917	5,029,286
Teresa Beck	117,856,469	1,813,733
Karin Eastham	114,394,383	5,275,819
James R. Gavin III, M.D., Ph. D	102,043,279	17,626,924
Ginger L. Graham	117,527,020	2,143,182
Howard E. Greene, Jr.	117,645,186	2,025,017
Jay S. Skyler, M.D., MACP	116,902,439	2,767,764
Joseph P. Sullivan	117,862,226	1,807,977
James N. Wilson	114,630,099	5,040,104

Proposal 2:  Approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 200,000,000 to 450,000,000.

Votes in Favor:	110,137,694
Votes Against:	9,100,049
Abstentions:	432,460

Proposal 3:  Approve an increase of 1,000,000 shares in the aggregate number of shares of our common stock authorized for issuance under our 2001 Employee Stock Purchase Plan.

Votes in Favor:	95,590,182
Votes Against:	6,573,514
Abstentions:	107,719
Broker Non Vote:	17,398,788

Proposal 4:  Ratification of selection of Ernst & Young LLP as our Independent Auditors.

Votes in Favor:	119,123,498
Votes Against:	397,575
Abstentions:	149,129

Item 5.  Other Information

On August 6, 2007, the Compensation and Human Resources Committee of our board of directors approved amendments to our Change in Control Employee Severance Benefits Plan.  Under the amended plan, a copy of which is attached hereto as exhibit 10.2 and incorporated herein by reference, or the Plan, each of our officers is entitled to receive severance payments and other benefits if his or her employment is terminated for certain reasons, or covered terminations, during the period beginning ninety days prior to and ending 13 months following the effective date of a change in control of the company.  The amended Plan clarifies that covered terminations include voluntary resignations as a result of a material reduction in base salary and a material diminution of the officer’s authority, duties and responsibilities which, in the case of our chief executive officer, includes no longer reporting directly to our board of directors or the board of directors of a successor company and in the case of our chief financial officer, includes the occurrence of a material diminution in the authority, duties or responsibilities of the supervisor to whom the chief financial officer is required to report.

The Plan amendments modify the salary continuation benefit our officers would receive upon a covered termination as follows:  (i) chief executive officer and/or president increased to 36 months; (ii) other executive officers increased to 24 months; and (iii) non-executive officers would continue to receive 18 months.  Further, the Plan amendments modify the lump sum bonus payments our officers would be entitled to receive which are equal to a specified percentage of their then-current annual target bonus as follows:  (i) chief executive officer and/or president increased to 300%; (ii) other executive officers increased to 200%; and (iii) non-executive officers would continue to receive 100%.  Under the amended Plan, officers would also receive reimbursement of COBRA payments for a period of 18 months.  The amended Plan also clarifies that all then-outstanding unvested stock options awarded prior to being promoted to an officer position and held by such officers at the time of termination would immediately vest in full.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Specimen Common Stock Certificate (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

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

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Registrant’s Amended and Restated Employee Stock Purchase Plan (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference)

10.2	Registrant’s Amended and Restated Officer Change In Control Severance Plan

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 7, 2007	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)