Form 10-Q
period 2007-09-30
AMYLIN PHARMACEUTICALS INC
filed 2007-11-06
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 29, 2007
Common Stock, $.001 par value	134,804,609

AMYLIN PHARMACEUTICALS, INC.

TABLE OF CONTENTS

COVER PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$337,330	$66,640
Short-term investments	745,148	700,691
Accounts receivable, net	63,155	58,089
Inventories, net	103,480	59,299
Other current assets	32,223	22,098
Total current assets	1,281,336	906,817

Property, plant and equipment, net	335,563	146,779
Other long-term assets, net	15,009	2,870
Debt issuance costs, net	18,807	3,920
	$1,650,715	$1,060,386

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$34,555	$36,834
Accrued compensation	35,786	39,251
Payable to collaborative partner	65,431	52,338
Other current liabilities	89,941	71,178
Current portion of deferred revenue	4,286	4,286
Total current liabilities	229,999	203,887

Other long-term obligations, net of current portion	29,135	13,836

Deferred revenue, net of current portion	4,158	7,372

Convertible senior notes	775,000	200,000

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.001 par value, 450,000 and 200,000 shares authorized, 134,740 and 130,458 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	135	130
Additional paid-in capital	1,968,904	1,857,194
Accumulated deficit	(1,357,379)	(1,223,184)
Accumulated other comprehensive income	763	1,151
Total stockholders’ equity	612,423	635,291
	$1,650,715	$1,060,386

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$177,391	$138,798	$506,731	$323,457
Revenues under collaborative agreements	12,637	8,219	52,228	24,055
Total revenues	190,028	147,017	558,959	347,512

Costs and expenses:
Cost of goods sold	13,750	14,508	43,322	38,937
Selling, general and administrative	87,718	69,037	268,626	192,388
Research and development	61,457	53,703	192,712	155,886
Collaborative profit sharing	75,026	57,026	212,328	130,382
Total costs and expenses	237,951	194,274	716,988	517,593

Operating loss	(47,923)	(47,257)	(158,029)	(170,081)

Make-whole payment on debt redemption	—	(7,875)	—	(7,875)
Interest and other income	14,239	10,692	33,561	24,549
Interest and other expense	(6,074)	(1,700)	(9,727)	(7,028)
Net loss	$(39,758)	$(46,140)	$(134,195)	$(160,435)

Net loss per share, basic and diluted	$(0.30)	$(0.36)	$(1.02)	$(1.33)

Shares used in computing net loss per share, basic and diluted	132,805	126,582	131,884	120,423

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(134,195)	$(160,435)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,743	11,090
Stock-based compensation	44,297	37,923
Make-whole payment on debt redemption	—	7,875
Shares contributed as employer 401(k) match	5,819	2,811
Other non-cash expenses	2,161	1,164
Changes in operating assets and liabilities:
Accounts receivable, net	(5,066)	(38,549)
Inventories, net	(44,181)	(21,865)
Other current assets	(8,990)	(1,429)
Accounts payable and accrued liabilities	16,593	27,046
Accrued compensation	(3,465)	(764)
Payable to collaborative partner	13,093	34,398
Deferred revenue	(3,214)	(3,215)
Other assets and liabilities, net	14,708	2,033
Net cash flows used for operating activities	(87,697)	(101,917)

Investing activities:
Purchases of short-term investments	(328,847)	(824,598)
Sales and maturities of short-term investments	282,867	518,239
Purchase of property, plant and equipment, net	(202,733)	(51,502)
Increase in other long-term assets	(12,639)	(54)
Net cash flows used for investing activities	(261,352)	(357,915)

Financing activities:
Issuance of common stock, net	61,034	541,308
Issuance of convertible senior notes, net	558,705	—
Net cash flows provided by financing activities	619,739	541,308

Increase in cash and cash equivalents	270,690	81,476

Cash and cash equivalents at beginning of period	66,640	72,026
Cash and cash equivalents at end of period	$337,330	$153,502

Supplemental disclosure on cash flow information:
Property, plant and equipment additions in other current liabilities	$21,110	$8,525
Common stock issued upon conversion of debt	$—	$175,000
Reclassification of debt issuance costs to additional paid-in capital upon conversion of debt	$—	$1,980

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

September 30, 2007
(unaudited)

1.                 Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2007, and for the three month and nine month periods ended September 30, 2007 and 2006, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.2 million at September 30, 2007 and December 31, 2006, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries, benefits and stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and a portion of our facilities costs. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with such activities based on its estimate of management fees, site management and monitoring costs, and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known. Payments made under certain license and collaboration agreements for milestones achieved are recorded as a liability when the obligation is incurred.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options of 7.6 million and 7.0 million for the three and nine months ended September 30, 2007, respectively, and common stock equivalents of 8.2 million and 8.1 million from stock options and warrants for the three and nine months ended September 30, 2006, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million and 9.8 million for the three and nine months ended September 30, 2007, respectively, and 5.8 million for each of the three and nine months ended September 30, 2006, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for its convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$9,122	$8,302	$26,642	$20,966
Research and development expenses	6,119	6,328	17,655	16,957
	$15,241	$14,630	$44,297	$37,923

Net stock-based compensation expense, per common share:
Basic	$0.11	$0.12	$0.34	$0.31
Diluted	$0.11	$0.12	$0.34	$0.31

The Company recorded $15.2 million and $14.6 million of total non-cash, stock based compensation expense during the three months ended September 30, 2007 and 2006, respectively, and $44.3 million and $37.9 million of total non-cash, stock-based compensation expense during the nine months ended September 30, 2007 and 2006, respectively, related to stock-based awards, consisting of stock options and employee stock purchase rights, during those periods. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested share based awards granted prior to that date was $124.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. The Company issued 2.5 million and 3.9 million shares upon the exercise of stock options and warrants in the three and nine months ended September 30, 2007, respectively.

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

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future R&D activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 are effective for the fiscal years beginning after December 15, 2007, with a cumulative-effect adjustment to Retained Earnings as of the beginning of the year of adoption. The Company is in the process of evaluating the effect, if any, of adopting EITF Issue No. 07-3 on our financial statements.

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

3.                 Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $2.2 million and $0.4 million at September 30, 2007 and December 31, 2006, respectively. Raw materials consist of bulk drug material, work-in-process primarily consists of in-process SYMLIN vials and cartridges, and in-process BYETTA cartridges, and finished goods consist of finished SYMLIN drug product in vials for syringe administration and BYETTA drug product in cartridges for pen administration.

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$50,629	$37,564
Work-in-process	27,400	12,589
Finished goods	25,451	9,146
	$103,480	$59,299

4.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes. Debt issuance costs also relate to the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes. Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method, over the contractual term of the notes. The Company incurred total debt issuance costs of $22.7 million in connection with the 2004 Notes and the 2007 Notes. Amortization expense of $0.8 million and $0.4 million was recorded in each of the three months ended September 30, 2007 and 2006, respectively. Amortization expense of $1.4 million was recorded in each of the nine months ended September 30, 2007 and 2006.

5.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued property, plant and equipment additions	$21,110	$21,219
Other current liabilities	36,357	28,489
Accrued contract research and development expenses	14,507	11,635
Accrued rebate discounts	17,967	9,835
	$89,941	$71,178

6.              Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2007 and 2006, the comprehensive loss consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(39,758)	$(46,140)	$(134,195)	$(160,435)
Other comprehensive loss:
Unrealized gain/(loss) on investments	(1,016)	1,159	(388)	1,615
Comprehensive loss	$(40,774)	$(44,981)	$(134,583)	$(158,820)

7.              Convertible Senior Notes

In April 2004, the Company issued the 2004 Notes, which have an aggregate principal amount of $200 million, and are due April 15, 2011, in a private placement. The 2004 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. The Company may not redeem the 2004 Notes prior to maturity.

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

The 2004 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The Company has agreed to use its reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the registration statement have been sold, or (ii) the expiration of the applicable holding period with respect to the 2004 Notes and common stock issuable upon conversion of the 2004 Notes under Rule 144(k) under the Securities Act of 1933, as amended, or any successor provision. The Company may suspend the use of the registration statement to resell 2004 Notes or shares of common stock issued upon conversion of 2004 Notes for reasons relating to acquisition or divesture of assets, pending corporate developments, and similar events.

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

The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. The Company has agreed to use its reasonable efforts to keep the shelf registration statement effective until the earliest of (i) the date when all securities covered by the registration statement have been sold, or (ii) the expiration of the applicable holding period with respect to the 2007 Notes and common stock issuable upon conversion of the 2007 Notes under Rule 144(k) under the Securities Act of 1933, as amended, or any successor provision. The Company may suspend the use of the registration statement to resell 2007 Notes or shares of common stock issued upon conversion of 2007 Notes for reasons relating to acquisition or divesture of assets, pending corporate developments, and similar events.

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

As of September 30, 2007, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $247 million in aggregate, of which $9 million are expected to be paid over the next twelve months.

The Company has committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total $56.4 million as of September 30, 2007, the majority of which relate to BYETTA.

9.     Subsequent Event

On October 31, 2007 the Company, Lilly, and Alkermes, Inc., or Alkermes, announced positive results from a 30-week comparator study of once-weekly exenatide long-acting release (LAR) injection and BYETTA taken twice daily in patients with type 2 diabetes. In connection with the results of this study, the Company expects to make a $5 million development milestone payment to Alkermes, which will be recorded as a research and development expense during the quarter ended December 31, 2007.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005. BYETTA has also been approved in the European Union, or EU, and the first commercial launch occurred in Germany in April 2007 through our collaboration partner Eli Lilly and Company, or Lilly. Lilly has launched, and we expect Lilly to continue to launch, BYETTA in additional EU member states and other countries during 2007. We also have two late-stage programs in development and multiple early-stage programs. BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005. BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are taking metformin, sulfonylurea and/or a thiazolidinedone, or TZD, common oral therapies for type 2 diabetes. Net product sales of BYETTA were $161.1 million and $126.4 million for the three months ended September 30, 2007 and 2006, respectively, and $459.7 million and $293.2 million for the nine months ended September 30, 2007 and 2006, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and any long-acting release formulations of exenatide such as exenatide LAR, our once-weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us. The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. We expect royalty payments to commence in 2009. Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States. Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us. Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. In October 2007 we received approval from the U.S. Food and Drug Administration, or FDA, for the SymlinPen(TM) 120 and the SymlinPen(TM) 60 pen-injector devices for administering SYMLIN injection. In October 2007, the FDA issued a “Not Approvable” letter for SYMLIN use with basal insulin (without mealtime insulin) in patients with type 2 diabetes. We intend to initiate discussions with the FDA to clarify further requirements for this approval. Net product sales of SYMLIN were $16.3 million and $12.4 million for the three months ended September 30, 2007 and 2006, respectively, and $47.0 million and $30.3 million for the nine months ended September 30, 2007 and 2006, respectively.

We have a field force of approximately 580 people dedicated to marketing BYETTA and SYMLIN in the United States. Our field force includes our specialty and primary care sales forces and field management, a managed care and government affairs organization, a medical science organization and diabetes care specialists. Lilly co-promotes BYETTA in the United States and has primary responsibility for developing and commercializing BYETTA outside of the United States, including any long-acting release formulations.

In addition to our marketed products, we have several programs in development, including late-stage programs for diabetes and obesity.

In diabetes, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide LAR. We recently completed a clinical study evaluating exenatide LAR in patients with type 2 diabetes that is designed to generate the type of safety and efficacy data that could form the basis of a New Drug Application, or NDA, submission to the FDA. On October 31, 2007 we announced positive results from this 30-week comparator study of once-weekly exenatide long-acting release LAR injection and BYETTA taken twice daily in patients with type 2 diabetes. Once-weekly exenatide, an investigational drug, showed a statistically significant improvement in A1C of approximately 1.9 percentage points from baseline, compared to an improvement of approximately 1.5 percentage points for BYETTA. Approximately three out of four subjects treated with once-weekly exenatide achieved an A1C of 7 percent or less. A1C of less than 7 percent is the target for good glucose control as recommended by the American Diabetes Association. In addition, we and Lilly are working with Alkermes and Parsons, Inc. on the construction of a manufacturing facility for exenatide LAR in Ohio. We expect to complete the commercial scale manufacturing process in this facility in the second half of 2008.

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

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At September 30, 2007, our accumulated deficit was approximately $1.4 billion. At September 30, 2007, we had approximately $1.1 billion in cash, cash equivalents and short-term investments. We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

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

The financial information as of September 30, 2007, should be read in conjunction with the financial statements for the year ended December 31, 2006, contained in our annual report on Form 10-K filed on February 26, 2007.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 26, 2007.

Results of Operations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Net Product Sales

Net product sales for the three months ended September 30, 2007 and 2006 were $177.4 million and $138.8 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended September 30,
	2007	2006
BYETTA	$161.1	$126.4
SYMLIN	16.3	12.4
	$177.4	$138.8

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended September 30, 2007, were $12.6 million compared to $8.2 million for the same period in 2006. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $4.4 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2006 reflects higher cost-sharing payments from Lilly due to increased development expenses for exenatide LAR. The following table summarizes the components of revenues under collaborative agreements for the three months ended September 30, 2007 and 2006 (in millions):

	Three months ended September 30,
	2007	2006
Amortization of up-front payments	$1.1	$1.1
Cost-sharing payments	11.5	7.1
	$12.6	$8.2

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment received from Lilly upon signing of our collaboration agreement in 2002. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide LAR and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments and, for certain development milestones, the expiration of stock conversion rights associated with such payments.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2007 and 2006 was $13.8 million, representing a gross margin of 92%, and $14.5 million, representing a gross margin of 90%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The improvement in gross margin for the three months ended September 30, 2007 compared to the same period in 2006 primarily reflects a higher average net sales price per unit for BYETTA and lower unit costs for BYETTA resulting from higher production volumes. The increase in average net sales price per unit for BYETTA is due to price increases, a change in product mix, and a decrease in sales allowances. Quarterly fluctuations in gross margins may be influenced by product mix, pricing, and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $87.7 million for the three months ended September 30, 2007, from $69.0 million for the same period in 2006. The increase primarily reflects higher promotional expenses for BYETTA and SYMLIN, expenses associated with our expanded sales force, and increased business infrastructure to support our growth.

Selling, general and administrative expenses are expected to continue to increase during the remainder of 2007, which reflects increased promotional expenses due primarily to our and Lilly’s ongoing direct-to-consumer education program for BYETTA, ongoing sales and marketing activities and expanded business infrastructure to support our growth.

Research and Development Expenses

Our research and development expenses are comprised of salaries, benefits and stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and a portion of our facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,
	2007	2006	Increase (Decrease)
Diabetes	$34.4	$24.5	$9.9
Obesity	8.6	10.2	(1.6)
Research and early-stage programs	9.7	10.5	(0.8)
Indirect costs	8.8	8.5	0.3
	$61.5	$53.7	$7.8

The $7.8 million increase in research and development expenses for the three months ended September 30, 2007 as compared to the same period in 2006 primarily reflects increased expenses of $9.9 million for our diabetes programs, partially offset by decreased expenses for our obesity programs, and research and early-stage programs. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide LAR associated with manufacturing scale-up and the recently completed clinical study discussed above.

Collaborative Profit Sharing

Collaborative profit sharing was $75.0 million and $57.0 million for the three months ended September 30, 2007 and 2006, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Make-whole Payment on Debt Redemption

In July 2006, we called for the redemption on August 24, 2006 of all our outstanding 2003 Notes under a provisional redemption based upon the market price of our common stock exceeding certain thresholds.  All holders elected to convert their 2003 Notes into shares of our common stock.  In connection with the conversion, we issued approximately 5.6 million shares, including 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal amount of the 2003 Notes converted less interest actually paid.  During the quarter ended September 30, 2006 we recorded a one-time, non-cash, non-operating charge of $7.9 million for a make-whole payment associated with an early redemption of convertible senior notes.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $14.2 million for the three months ended September 30, 2007, from $10.7 million for the same period in 2006. The increase reflects higher average investment balances due to proceeds of $559 million from our 2007 Notes issued in June 2007.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended September 30, 2007 consists of interest on our $775 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $6.1 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively. The increase reflects additional interest expense for our 2007 Notes issued in June 2007.

Net Loss

Our net loss for the three months ended September 30, 2007 was $39.8 million compared to a net loss of $46.1 million for the same period in 2006. The decrease in net loss primarily reflects the increased net product sales and revenues under collaborative agreements, partially offset by the increased selling, general and administrative expenses, increased research and development expenses, and increased collaborative profit-sharing discussed above. Net loss for the quarter ended September 30, 2006 also included a $7.9 million make-whole payment on debt redemption.

We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the continued commercialization of BYETTA and SYMLIN, and expenses associated with the potential expansion of our research and development programs, including our late-stage programs and our early-stage development programs, and related support infrastructure, may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Net Product Sales

Net product sales for the nine months ended September 30, 2007 and 2006 were $506.7 million and $323.5 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Nine months ended September 30,
	2007	2006
BYETTA	$459.7	$293.2
SYMLIN	47.0	30.3
	$506.7	$323.5

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the nine months ended September 30, 2007 were $52.2 million compared to $24.1 million for the same period in 2006. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $28.1 million increase in revenues under collaborative agreements in the nine months ended September 30, 2007 compared to the same period in 2006 reflects $15.0 million in milestone revenue associated primarily with Lilly’s launch of BYETTA in the EU and higher cost-sharing payments due to increased development expenses for exenatide LAR.

The following table summarizes the components of revenues under collaborative agreements for the nine months ended September 30, 2007 and 2006 (in millions):

	Nine months ended September 30,
	2007	2006
Amortization of up-front payments	$3.2	$3.2
Milestones	15.0	—
Cost-sharing payments	34.0	20.9
	$52.2	$24.1

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2007 and 2006 was $43.3 million, representing a gross margin of 91%, and $38.9 million, representing a gross margin of 88%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The improvement in gross margin for the nine months ended September 30, 2007 compared to the same period in 2006 reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2007 discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $268.6 million for the nine months ended September 30, 2007, from $192.4 million for the same period in 2006. The increase primarily reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2007 discussed above.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Nine months ended September 30,
	2007	2006	Increase
Diabetes	$97.4	$72.3	$25.1
Obesity	40.3	32.8	7.5
Research and early-stage programs	28.9	28.0	0.9
Indirect costs	26.2	22.8	3.4
	$192.8	$155.9	$36.9

The $36.9 million increase in research and development expenses for the nine months ended September 30, 2007 as compared to the same period in 2006 primarily reflects increased expenses of $25.1 million for our diabetes programs, and $7.5 million for our obesity programs. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide LAR associated with manufacturing scale-up and the recently completed clinical study discussed above. The increase in expenses for our obesity programs primarily reflects expenses for ongoing clinical trials associated with our INTO program.

Collaborative Profit Sharing

Collaborative profit sharing was $212.3 million and $130.4 million for the nine months ended September 30, 2007 and 2006, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $33.6 million for the nine months ended September 30, 2007, from $24.5 million for the same period in 2006. The increase of $9.1 million is due to higher interest rates received on our investments and higher average investment balances in 2007 as compared to 2006.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the nine months ended September 30, 2007 consists of interest on our $775 million of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $9.7 million and $7.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 reflects higher interest expense following the issuance of $575 million of 3.00% convertible senior notes issued in June 2007, partially offset by lower interest expense following the August 2006 conversion of $175 million of all outstanding 2.25% convertible senior notes issued in 2003.

Net Loss

Our net loss for the nine months ended September 30, 2007 was $134.2 million compared to a net loss of $160.4 million for the same period in 2006. The decrease in net loss primarily reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2007 discussed above.

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

At September 30, 2007, we had $1.1 billion in cash, cash equivalents and short-term investments, compared to $767.3 million at December 31, 2006. We used cash of $87.7 million and $101.9 million for our operating activities in the nine months ended September 30, 2007 and 2006, respectively. Our cash used for operating activities in the nine months ended September 30, 2007 included uses of cash due to increases in current assets, consisting primarily of an increase in inventories, of $44.2 million, offset by sources of cash due to increases in accounts payable and accrued liabilities of $16.6 million, payable to collaborative partner of $13.1 million, and other assets and liabilities, net, of $14.7 million. The increase in inventories reflects increased inventory purchases to support sales growth and investment in inventory to support the planned launch of SYMLIN in a new pen delivery system. The increase in accounts payable and accrued liabilities primarily reflects increases for accrued interest related to our convertible debt and an increase in accrued rebate discounts. The increase in payable to collaborative partner, which represents Lilly’s 50% share of BYETTA gross margins in the United States, primarily reflects increased net product sales for BYETTA. The increase in other assets and liabilities, net, primarily represents an increase in deferred rent due to expanded corporate facilities.

Our investing activities used cash of $261.4 million and $357.9 million for the nine months ended September 30, 2007 and 2006, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets. Purchases of property, plant and equipment increased to $202.7 million for the nine months ended September 30, 2007 from $51.5 million for the nine months ended September 30, 2006. The increase during the nine months ended September 30, 2007 primarily reflects costs associated with our manufacturing facility for exenatide LAR and, to a lesser extent, expenditures for tenant improvements, office equipment and scientific equipment to support our growth. We expect that our capital expenditures will continue to significantly increase in future periods due primarily to costs associated with ongoing construction of our manufacturing facility for exenatide LAR. We expect to complete the commercial-scale manufacturing process in the second half of 2008. Through September 30, 2007, we had incurred $237 million associated with the construction of this facility. As previously disclosed, we are increasing our expenditures from $180 million to an approximate total of $400 million over the next two years. The full expansion of this project is dependent upon on the continued progress of exenatide LAR through the development process. In addition, we anticipate continued investments in tenant improvements, office equipment and scientific equipment. We are evaluating various forms of secured debt financing to fund a portion of the cost of our manufacturing facility. In addition, we are evaluating the potential utility of other financing mechanisms, including revolving credit lines or similar facilities, which may be secured by our inventories, accounts receivable or other assets. The $12.6 million increase in other long-term assets primarily reflects our investments in Psylin and BioSeek.

Financing activities provided cash of $619.7 million and $541.3 million for the nine months ended September 30, 2007 and 2006, respectively. Financing activities for the nine months ended September 30, 2007 include $559 million in net proceeds from our issuance of $575 million in aggregate principal amount of our 3.0% convertible senior notes due in 2014, or the 2007 Notes, the exercise of stock options and proceeds from our employee stock purchase plan.

At September 30, 2007, we had $200 million in aggregate principal amount of our 2.5% convertible senior notes due in 2011, or the 2004 Notes, and $575 million of the 2007 Notes outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$775,000	$—	$—	$200,000	$575,000
Interest payments on long-term debt	141,085	22,585	44,500	39,500	34,500
Inventory purchase obligations(1)	159,069	86,142	56,805	14,498	1,624
Operating lease obligations	129,261	16,840	29,873	28,552	53,996
Total(2)	$1,204,415	$125,567	$131,178	$282,550	$665,120

(1)   Includes $102.7 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(2)   Excludes long-term obligation of $9.1 million related to deferred compensation, the payment of which is dependent upon elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $9 million associated with licensing agreements in the next 12 months. Additional milestones of up to approximately $238 million could be paid over the next ten to fifteen years if development and commercialization of all our early stage programs continue and are successful. The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

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

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in U.S. Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at September 30, 2007 was approximately $312.5 million and $629.8 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates, which consists primarily of debt securities in our short-term investment portfolio.

ITEM 4.                                                Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2007.

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

We have experienced significant operating losses since our inception in 1987, including losses of $134.2 million for the nine months ended September 30, 2007, $218.9 million in 2006, $206.8 million in 2005 and $157.2 million in 2004. As of September 30, 2007, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

We rely on Bachem and Lonza Ltd. to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN. In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials. We recently received FDA approval of a disposable pen for the delivery of SYMLIN in cartridges, and plan to make the SYMLIN pen available to patients in late 2007 or early 2008. We will rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen. We will also rely on Hollister-Stier Laboratories LLC for the assembly of the SYMLIN pen.

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide LAR or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide LAR outside the United States. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon 60 days notice. If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide LAR, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. We are also dependent on Alkermes for the development of exenatide LAR. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

Our executive officers, directors and major stockholders control approximately 58% of our common stock.

As of September 30, 2007, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 58% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2007
Fourth Quarter (through October 29, 2007)	$51.10	$43.91
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58
Year ended December 31, 2005
Fourth Quarter	$42.36	$32.63
Third Quarter	$35.47	$18.50
Second Quarter	$21.73	$14.50
First Quarter	$24.95	$17.15

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

3.2	Third Amended and Restated Bylaws (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2007 and incorporated herein by reference)

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)

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

Amylin Pharmaceuticals, Inc.

Date: November 6, 2007	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)