Form 10-K
period 2007-12-31
AMYLIN PHARMACEUTICALS INC
filed 2008-02-27
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☐

                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐   No  ☒

The aggregate market value of the common stock of the registrant as of June 30, 2007 held by non-affiliates was $2,212,973,204.

The number of shares outstanding of the registrant’s common stock was 135,302,323 as of February 13, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders to be held on May 30, 2008 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2007.

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

Except for the historical information contained herein, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences are described in Part I, Item 1A, entitled “Risk Factors,” as well as those discussed in Part II, Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere throughout this annual report on Form 10-K and in any other documents incorporated by reference into this annual report on Form 10-K. We disclaim any obligation to update any forward-looking statement.

PART I

Item 1. Business

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines.  We are marketing two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection. Our near-term strategy is to drive BYETTA and SYMLIN sales growth while investing in other development opportunities, such as a sustained-release formulation of exenatide which we refer to as exenatide once weekly (formerly referred to as exenatide LAR) and our obesity program, to drive mid-term and long-term growth.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics.  It is approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control using metformin, a sulfonylurea and/or a thiazolidinediene (TZD), three common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $636.0 million in 2007, $430.2 million in 2006 and $75.2 million in 2005.

We have an agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as exenatide once weekly.  Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us, and Lilly will pay us royalties for product sales outside of the United States.  Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States including any sustained-release formulations of exenatide such as exenatide once weekly.  In late 2006, BYETTA was approved in the European Union, or EU, and, by the end of 2007, was commercially launched in 23 countries worldwide.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  We own 100% of the global rights to SYMLIN.  Net product sales of SYMLIN were $65.5 million in 2007, $43.8 million in 2006 and $11.5 million in 2005.

We have a field force of approximately 600 people dedicated to marketing BYETTA and SYMLIN in the United States.  In addition, Lilly co-promotes BYETTA in the United States.  Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization and diabetes care specialists.

In addition to our marketed products, we have ongoing programs in pharmaceutical discovery and development, including a late-stage program to develop exenatide once weekly, to enable once weekly administration of exenatide for the treatment of type 2 diabetes.  We are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide once weekly.  In October 2007, we announced positive results of a 30-week pivotal comparator study that showed a statistically significant improvement in A1C, a standard measure of blood glucose control, of approximately 1.9 percentage points from baseline for exenatide once weekly patients, with three out of four patients achieving an A1C of 7% or less.  We plan to complete our manufacturing scale-up activities in 2008 and to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, no later than the end of the first half of 2009, although we are aggressively pursuing strategies which may allow an earlier submission.  In 2008 we also plan to initiate three studies to demonstrate the superiority of exenatide once weekly over insulin and several oral medications used in the treatment of type 2 diabetes.

Our long-term growth strategy includes our Integrated Neurohormonal Treatment of Obesity, or INTO, strategy.  In November 2007, we announced that overweight or obese subjects in a 24-week proof-of-concept study treated with a combination of pramlintide, an analog of human amylin and the same active ingredient in SYMLIN, and metreleptin, an analog of human leptin, lost an average of 25 pounds from baseline, resulting in reduced body weight on average of 12.7%.  In 2008 we will focus on the development of a potential obesity medicine that is a combination of pramlintide and metreleptin.

We also have other early stage programs for diabetes, obesity and other therapeutic areas.  We maintain an active discovery research program focused on novel peptide therapeutics and are actively seeking to in-license additional drug candidates.  We have also entered into a number of strategic alliances and business initiatives that support our expansion into new therapeutic areas.

On March 1, 2007 Ginger L. Graham stepped down as our chief executive officer and continues to serve as a member of our board of directors.  Daniel M. Bradbury, our former president and chief operating officer, became our president and chief executive officer effective March 1, 2007.

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

Diabetes

Diabetes is a major health problem both in the United States and worldwide and is the fifth leading cause of death by disease in the United States.  Diabetes is a complex, metabolic disorder of carbohydrate, fat and protein metabolism, primarily resulting from the failure of pancreatic beta cells to produce sufficient insulin to match the demands for insulin in the body.  Insulin is a hormone that plays a central role in helping the body process, convert and store energy from glucose.  In those with diabetes, the relative shortage of insulin impairs the ability of glucose to enter and fuel the body’s cells and as a result, glucose builds up in the bloodstream causing hyperglycemia (high blood sugar).  Longstanding elevation of blood glucose may result in damage to the kidney, retina and nerves — and may lead to kidney failure, permanent nerve damage, blindness and amputation.  High glucose also increases the risk of cardiovascular disease. Conversely, too much insulin in the bloodstream can cause hypoglycemia (low blood sugar).  Individuals who manage their diabetes with insulin or other oral antidiabetic medication are especially vulnerable to swings of high to low blood sugar level and the risk of very low blood sugar which, if left untreated, can be fatal.

It is estimated that nearly 200 million people worldwide have diabetes.  Of that population, it is estimated that approximately 90-95% have type 2 diabetes, previously known as adult-onset diabetes, and the remainder have type 1 diabetes, previously known as juvenile-onset diabetes.  In the United States alone, in 2005 there were approximately 20.8 million people, or 7% of the population, with diabetes and there were approximately 20.6 million over the age of 20, or 9.6% of all people in this age group, with diabetes.  However, in 2005 only 14.6 million people in the United States had been diagnosed with diabetes and approximately 1.5 million new cases were diagnosed.  From 1997 through 2004, new cases of diagnosed diabetes among Americans aged 18-79 increased by 54%.  In addition, there are currently approximately 54 million people in the United States with pre-diabetes, a condition that raises the risk of developing type 2 diabetes, heart disease and stroke.  People with pre-diabetes have blood glucose levels higher than normal but not high enough to establish a diagnosis of diabetes.

Long term control of blood glucose is known to limit the risk of developing diabetes related retinal, renal and neurologic complications.  Glycated hemoglobin (A1C) is the most widely used measure of long-term blood glucose control.

A1C level is a recognized indicator of an individual’s average blood glucose concentrations over the preceding three- to four-month period.  Lower A1C levels indicate better average blood glucose control, with values in people without diabetes usually being less than 6%.  The American Diabetes Association, or ADA, suggests that people with diabetes should aim for an A1C value that is lower than 7%.  It is estimated that nearly half of Americans being treated for diabetes are failing to achieve recommended blood glucose levels and, according to research studies conducted in the United States and abroad, these patients would significantly benefit from improved glycemic control. In general, for every one-point reduction in A1C, the risk of developing microvascular diabetic complications (eye, kidney and nerve disease) is reduced by up to 40%. Additionally, aggressive use of insulin and some oral medications to reduce glucose levels can be associated with an increased risk of hypoglycemia and weight gain.  Consequently, there has long been a need to develop new treatment strategies that safely improve glucose control, improve the overall health profile of patients with diabetes and reduce the risk of complications.

In people without diabetes, the beta cells of the pancreas produce two hormones, insulin and amylin.  Type 1 diabetes, which is most often diagnosed in children and young adults, results in a deficiency of both hormones due to a destruction of beta cells.  Replacement of beta cells through islet transplant therapy can, in some cases, temporarily render patients insulin-independent; however, life-long daily insulin therapy is usually required to sustain life for people with type 1 diabetes.  The addition of SYMLIN therapy to insulin treatment reduces the characteristic rise in blood sugars after meals and further reduces A1C levels.

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

While insulin resistance – the inability of the body’s cells to properly respond to the insulin signal – is felt to be a core defect in those with type 2 diabetes, as the disease progresses a reduction in the beta cells’ ability to make and release insulin plays a key role.  Because of the progressive nature of the disease (in great part the result of this decline in insulin release), no single therapy has been shown to consistently control blood glucose over time.  A majority of individuals with type 2 diabetes will eventually require additional medications, and even these additional treatments can become less effective in regulating blood glucose levels over time.  Historically, insulin therapy is then initiated; however, given the progressive nature of the decline in the body’s production of insulin over time, insulin dosage and the number of insulin injections needed to maintain glucose control is also increased.  Even with additional insulin doses and injections, many individuals are unable to control their blood glucose levels, or do so at the expense of significant weight gain and an increased risk of low blood glucose or hypoglycemia.

In 2005, we introduced two new treatment options for the management of diabetes, BYETTA and SYMLIN.  BYETTA offers patients with inadequate glycemic control using oral medications the opportunity to better control their blood glucose levels and lose weight. SYMLIN offers patients with inadequate glycemic control using mealtime insulin a treatment option that can both improve glucose control and result in weight loss.  These novel first-in-class medicines provide new options in disease management and glucose control to millions of people suffering with diabetes.

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

•                  amputations due to peripheral vascular disease; and

•                  periodontal disease.

Obesity is common in patients with type 2 diabetes and weight control is a major problem for many patients with both type 1 and type 2 diabetes.  Weight gain is particularly common in those using insulin and certain oral medications as part of their treatment regimen.  In addition, patients with diabetes frequently have wide fluctuations in blood sugar following meals.  These fluctuations in blood sugar can significantly affect a patient’s quality of life.  Blood glucose fluctuations, weight gain and diabetes complications may each contribute to substantial disability, reduced quality of life, reduced productivity in the workplace, increased pain and suffering and premature death.

Marketed Products

BYETTA® (exenatide) injection

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics.  We began selling BYETTA in the United States in June 2005 as an add-on therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate gylcemic control and who are taking metformin and/or a sulfonylurea, two common oral therapies for type 2 diabetes.  Lilly also co-promotes BYETTA in the United States.  In December 2006, the FDA approved BYETTA as an add-on therapy to improve glycemic control in people with type 2 diabetes who have not achieved adequate glycemic control by using a TZD.  We estimate the number of people in the United States currently using metformin, sulfonylurea and/or a TZD to be approximately 8.2 million.  Approximately one half of all diabetes patients using oral medications are believed to have an A1C higher than the ADA’s recommendation of less than 7% and the vast majority of these patients could be candidates for BYETTA.

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

The most common adverse effect of BYETTA is mild to moderate nausea, which tends to dissipate with time.  Mild to moderate hypoglycemia has also been observed, primarily when used in conjunction with a sulfonylurea, agents that are known to cause hypoglycemia.

By the end of 2007, our field force expanded to approximately 600 individuals and, together with the Lilly field organization, our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that physicians understand BYETTA, including its mechanisms of action, potential benefits and important use considerations.  In 2007 we saw a shift in prescribers of BYETTA.  Early adoption of BYETTA was primarily by diabetes specialists, however in 2007 utilization in that segment declined and, we believe, has stabilized.  Importantly, we believe BYETTA is increasingly being prescribed by primary care physicians, a much larger prescribing segment that tends to adopt products later in the product life cycle.  Primary care physicians write approximately 80% of diabetes prescriptions in the United States.  Beginning in 2007 and continuing through 2008, we are refining our marketing efforts to remind primary care physicians of BYETTA’s unique benefits of glucose control with weight loss.  Additionally, as we begin 2008, we have increased access to health care plan reimbursement for BYETTA to approximately 85% coverage nationally on tier 2, which requires a relatively low co-payment from patients who are covered under such plans.

We and Lilly piloted a direct-to-customer advertising program in the fourth quarter of 2007.  Although the program increased patient awareness of BYETTA, we now believe our efforts are best focused on supporting physicians and patients starting BYETTA therapy.  In December 2007 we launched a patient support initiative to facilitate the successful initiation of therapy by primary care physicians.  This effort includes:  increased patient educational material for health care providers to distribute in their offices; a network of approximately 450 diabetes educators to work with physicians and their patients within their local communities; direct support to patients through the BYETTA easy start line, which provides a toll-free number that allows patients to contact trained medical professionals to better understand the benefits of BYETTA therapy and to get assistance starting and using the BYETTA pen; a pharmacy support component partnering with managed care plans designed specifically to assist patient refills; and an enhanced BYETTA website.  We believe this support will prove helpful to patients who may be on their first injectable therapy and to primary care providers who may be less accustomed to treating patients with an injectable product earlier in the disease cycle and who have fewer resources in their offices.

In February 2007, we announced that the FDA approved more convenient patient storage instructions for BYETTA.  BYETTA pens can now be kept at room temperatures (below 77 degrees Fahrenheit) after first use.  Prior to first use, BYETTA pens should continue to be refrigerated at temperatures between 36 and 46 degrees Fahrenheit.

Lilly has primary responsibility for developing and commercializing BYETTA outside the United States, including any sustained-release formulations such as exenatide once weekly.  In late 2006, we announced that the European Commission granted marketing authorization for BYETTA for the treatment of type 2 diabetes.  Lilly commercially launched BYETTA in various EU member states and other countries in 2007 and by the end of 2007, BYETTA was launched in 23 countries worldwide.

BYETTA Development Activities

In June 2007, we announced the results of a three-year, open-label study which showed treatment with BYETTA was associated with sustained blood sugar control and progressive weight loss in people not achieving adequate blood sugar control on oral medications alone.  Study participants treated with BYETTA and oral medication(s) showed sustained reductions in A1C of approximately 1% and reduced fasting blood glucose levels.  After three years of BYETTA treatment, 46% of study participants achieved an A1C of 7% or less and 30% of patients achieved an A1C of 6.5% or less.  Weight loss observed in this study was progressive, with participants losing on average approximately 11 pounds from baseline.  In addition, one in four patients lost an average of approximately 28 pounds.  In this study, BYETTA treatment was also assessed for improvements in pancreatic beta-cell function in a subset of 92 participants.  Homeostasis Model Assessment, or HOMA-B, a measure of pancreatic beta-cell function, improved by 17 % from baseline over three years.

In June 2007, we announced results from a 16-week open-label study comparing treatment with BYETTA versus insulin glargine in people with type 2 diabetes who were also taking oral medications.  Study findings showed comparable A1C reductions of approximately 1.4% in patients using BYETTA or insulin glargine therapies, with weight loss and a lower incidence of hypoglycemia associated with BYETTA therapy.  BYETTA treatment with metformin resulted in a statistically significant lower risk of hypoglycemia than treatment with insulin glargine and metformin.  There were seven episodes of severe hypoglycemia in three patients taking insulin glargine and no severe episodes during treatment with BYETTA, reflecting a lower overall risk of hypoglycemia.  BYETTA treatment was also associated with a 4.3 pound weight loss from baseline, compared with a 0.8 pound weight gain among individuals in the insulin glargine group.

In June 2007, we also announced results from a study that showed treatment with BYETTA in patients sustained improvements in A1C of approximately 0.8%, reduced fasting glucose and progressive weight loss of approximately 11 pounds through three and a half years of therapy.  BYETTA therapy was also associated with improvements in cardiovascular risk factors in people with type 2 diabetes, including improved triglyceride levels and lower systolic and diastolic blood pressure.  Results also showed an increase in HDL, or “good”, cholesterol levels after three and a half years and a decrease in LDL, or “bad”, cholesterol levels.

In April 2005, concurrently with BYETTA’s initial approval, the FDA issued an approvable letter for BYETTA when used as a monotherapy (stand-alone therapy) for people with type 2 diabetes.  In December 2007, we announced the results of a 24-week BYETTA monotherapy study in drug-naïve patients.  In this study participants taking 5 micrograms, or mcg or 10 mcg of monotherapy BYETTA twice daily showed reductions in A1C by 0.7% and 0.9%, respectively, from an average baseline A1C ranging from 7.8% to 7.9%.  In addition, approximately 60% of study participants on either 5 mcg or 10 mcg of monotherapy BYETTA at the conclusion of the study had an A1C of 7% or less.  Weight loss from baseline was significant and similar to that observed in previous BYETTA studies.  There was a low incidence of nausea reported in both treatment arms of the study of approximately 3% and 13% in the 5 mcg and 10 mcg arms, respectively.  There were no instances of severe hypoglycemia in this study.  Overall hypoglycemia was similar to that seen in studies where BYETTA was used in conjunction with metformin only.  We currently plan to file a regulatory submission to the FDA for BYETTA use as monotherapy in the first half of 2008.

SYMLIN® (pramlintide acetate) injection

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  We began selling SYMLIN in the United States in April 2005 as adjunctive therapy to mealtime insulin to treat diabetes.  Other than insulin and insulin analogues, SYMLIN is the first FDA-approved medication addressing glucose control for patients with type 1 diabetes since the discovery of insulin over 80 years ago.  SYMLIN is intended to improve blood glucose control in people treated with insulin alone or, in the case of patients with type 2 diabetes, treated with insulin with or without one or more oral medications.

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

Our SYMLIN marketing is focused on a target physician population of approximately 21,000, with a goal of educating these physicians on SYMLIN, including its mechanisms of action, potential benefits, use considerations, and appropriate patient selection for initiating SYMLIN therapy.  These physicians write approximately 40% of all insulin prescriptions in the United States.  In October 2007, we announced that the FDA approved the SymlinPen ™ 120 and the SymlinPen ™ 60 pen-injector devices for administering SYMLIN.  The new pre-filled pen-injector devices feature fixed dosing to improve mealtime glucose control and are now available to patients.  The devices can be stored at room temperature not to exceed 86 degrees F (30 degrees C) after first use.  We are now educating physicians about the SYMLIN pen and believe the SYMLIN pen will not only enable patients to more easily deliver proper dosing than using a vial and syringe but will also improve the convenience of administering SYMLIN.

SYMLIN Development Activities

In late 2006, we announced results from a 16-week study designed to evaluate the efficacy and safety of adding SYMLIN at mealtime to an established regimen of once-daily basal insulin.  Patients receiving SYMLIN on average had better overall A1C, reduced glucose fluctuations, used less insulin and experienced weight loss, compared to those using basal insulin without SYMLIN.  In June 2007, we announced that additional analysis of data from this study demonstrated that weight loss also was associated with a significant reduction in C-reactive protein levels, a marker for increased risk of cardiovascular disease.  The overall results of this study formed the basis of an NDA submitted by us in the fourth quarter of 2006 seeking approval for the use of SYMLIN at mealtime in patients with type 2 diabetes treated with once-daily basal insulin (without mealtime insulin).  In October 2007, we announced that the FDA issued a “Not Approvable” letter for SYMLIN use with basal insulin.  We are continuing our discussions with the FDA with respect to its response regarding the use of SYMLIN with basal insulin alone.

During 2007, we continued an open-label observational study of SYMLIN. This study is designed to evaluate SYMLIN use in the marketplace.  Patients receive SYMLIN as part of their routine diabetes management and are followed in this real-world setting for a period of six months.  In addition, in 2007 we completed a small pharmacokinetic study in pediatric patients (ages 12 to 16) with type 1 diabetes requested by the FDA that was designed to provide insight into dosing in a pediatric population.

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

Diabetes

Exenatide Once Weekly

Exenatide once weekly is our late stage development program in diabetes.  Exenatide is the active ingredient in BYETTA and is combined with proprietary technology developed by us and our partner, Alkermes, to provide a sustained release delivery of exenatide.  The combination of potency and the glucose-dependent mechanism of action inherent in exenatide makes it well suited to development of a once weekly formulation.  We have an agreement with Alkermes to assist us in the development, manufacture and commercialization of exenatide once weekly and this program is included in our collaboration agreement with Lilly.  We are aggressively working with Lilly and Alkermes to develop exenatide once weekly for the treatment of type 2 diabetes.

In October 2007, we announced positive results of a 30-week pivotal comparator study comparing treatment with exenatide once weekly to treatment with BYETTA.  The study enrolled 295 patients not achieving adequate glucose control with either diet and exercise or with use of oral glucose-lowering agents.  Exenatide once weekly showed a statistically significant improvement in A1C of approximately 1.9% from baseline, compared to an improvement of approximately 1.5% for BYETTA.  Approximately three out of four subjects treated with exenatide once weekly achieved an A1C of 7% or less.

After 30 weeks of treatment, both exenatide once weekly and BYETTA treatment resulted in an average weight loss of approximately eight pounds.  Nearly 90% of subjects in both groups completed the study.  There was no major or severe hypoglycemia regardless of background therapy.  As expected, based on prior BYETTA studies, minor hypoglycemia with exenatide once weekly use was limited to subjects using background sulfonylurea therapy.  Exenatide once weekly was associated with approximately 30% less nausea than twice-daily BYETTA.  Approximately one out of five subjects receiving exenatide once weekly reported treatment-related nausea during the 30-week study.  In both groups nausea was predominately mild and transient.

We are currently completing the building of a facility in West Chester, Ohio to manufacture exenatide once weekly.  We expect to complete the commercial scale-up manufacturing process for exenatide once weekly and the commissioning of the facility in the second half of 2008.  We are also working aggressively to provide sufficient data to the FDA to demonstrate comparability between exenatide once weekly clinical trial material manufactured by our partner, Alkermes, in its facility and exenatide once weekly produced in our West Chester, Ohio facility.  We currently plan to submit an NDA to the FDA by not later than the end of the first half of 2009, although we are actively pursuing strategies which may allow an earlier submission.  To do that, we continue to dialogue with the FDA and are taking multiple approaches to develop the necessary data.  As our conversation with the FDA continues and we provide additional data on comparability, we will finalize the timing of our NDA submission.

We are in the process of initiating three additional superiority trials to support the commercialization of exenatide once weekly.  The first of these trials is underway and is a blinded controlled trial comparing exenatide once weekly versus a TZD and a DPP-4 inhibitor in patients on metformin background therapy.  We also plan to undertake a superiority trial comparing exenatide once weekly with insulin glargine in patients using oral medications.  Results of these two studies are expected in the first half of 2009.  In the second half of 2008, we intend to start a third superiority trial comparing exenatide once weekly to either metformin, a TZD or a DPP-4 inhibitor as stand-alone therapy.  We believe that this clinical program may provide powerful data that will demonstrate the value of this potential medicine to physicians, payors and patients.

Nasal Exenatide

In June 2006, we entered into an agreement with Nastech Pharmaceutical Company, or Nastech, to develop a nasal spray formulation of exenatide.  We and Nastech are jointly developing the nasal spray formulation using Nastech’s proprietary nasal delivery technology.  We have the responsibility for the development program including clinical, non-clinical and regulatory activities, while Nastech is focusing on drug delivery and chemistry, and manufacturing and controls activities.  In 2007, we completed a Phase 1 clinical trial with nasal exenatide.  We are evaluating our future options for this program.

Obesity

Obesity is a chronic condition that affects millions of people and is linked to increased health risk of several medical conditions including type 2 diabetes, high blood pressure, heart disease, stroke, osteoarthritis, sleep disorders and several types of cancers.  Obesity is also rapidly becoming a major health problem in all industrialized nations and many developing countries.  According to NAASO (The Obesity Society), obesity is the second leading cause of preventable death in the United States.  It is estimated that 64% of the adult population in the United States are overweight and nearly 60 million adult Americans are considered obese.  It is also estimated that the total direct and indirect costs attributed to overweight and obesity health issues exceed $100 billion in the United States each year.

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

The National Heart, Lung and Blood Institute and the World Health Organization have issued evidence-based guidelines for the identification, evaluation and treatment of obesity.  Non-pharmacological treatment modalities (dietary modifications, behavioral interventions, and increased physical activity) are considered the cornerstone of clinical obesity management.  If lifestyle changes do not promote weight loss after six months, pharmacotherapy is considered helpful for eligible high-risk patients.  Only two pharmacological agents are currently approved for the long-term treatment of obesity in the US.  Bariatric surgery is considered an option only for patients with severe obesity and serious co-morbid conditions.

The National Institutes of Health, Surgeon General and FDA recognize a large unmet medical need for safe and efficacious therapies to prevent the debilitating metabolic diseases and mortality associated with obesity.

Integrated Neurohormonal Therapy for Obesity (INTO)

In 2006, we announced a new obesity clinical program strategy to assess the safety and efficacy of multiple neurohormones used in combination to treat obesity.  We refer to this strategy as Integrated Neurohormonal Therapy for Obesity, or INTO.  Integrated neurohormonal therapy is designed to restore the body’s metabolism to a reduced obese or non-obese state by using neurohormones that work together to address the physiologic imbalances that cause complex chronic diseases such as obesity.  Our INTO strategy is based on combination therapies and as part of this program we are studying combinations of peptide and protein hormones.

Three molecular franchises are the primary focus of our INTO strategy:  amylin and in particular pramlintide, its synthetic version (a first generation amylinomimetic); leptin and in particular metreleptin, its recombinant version, a protein hormone produced from the fat cell that plays a fundamental role in metabolism via its communication to the brain; and PYY 3-36 and in particular a more potent Y-family analog molecule, that is secreted by the gut and provides a satiety signal in the post-meal period.  We are also studying a second-generation amylinomimetic, which is a compound that has been optimized in preclinical models to reduce body weight.

Pramlintide

Pramlintide plays an important role in our current INTO strategy.  Pramlintide has been studied extensively in people with and without diabetes and is the active ingredient in SYMLIN.  In February 2006, we reported results from a 16-week Phase 2 dose-ranging study with pramlintide in obese subjects.  After completing 16 weeks of treatment with pramlintide in addition to lifestyle intervention, subjects on average experienced an 8.4 to 13.4 pound weight loss from baseline, compared to a 6.2 pound weight loss with placebo plus lifestyle intervention.

Pramlintide was well tolerated and showed progressive weight loss at doses up to 360 mcg.  No new safety signals were observed in this study, which included higher doses than those previously studied in obese subjects.  There was clear evidence of a dose response for the twice-daily regimens.  Consistent with previous observations, the most common adverse effect was mild nausea.  Weight loss in subjects who did not experience nausea was similar to that seen in the overall study population.  In October 2006, we reported results from a continuation of this study that demonstrated that patients completing 52 weeks of pramlintide therapy experienced a 7-8% mean body weight reduction, depending upon the dose they received, compared to a 1% reduction in patients receiving placebo.

We have conducted clinical studies using pramlintide in combination with leptin and with PYY 3-36.  The proof of concept pramlintide and metreleptin study, which we discuss below, investigated the synergy of pramlintide and metreleptin found in preclinical studies.

Leptin

Leptin is the second compound we are studying in connection with our INTO program.  Leptin is a naturally occurring protein hormone secreted by fat cells.  It plays a key role in metabolism through multiple metabolic actions and appears to act primarily at the level of the hypothalamus to regulate food intake and energy expenditure.  Leptin’s roles in the treatment of obesity and lipodystrophy have been extensively studied, and the lead molecules have a strong safety profile. Humans suffering from lipodystrophy, a disease characterized by loss of body fat and consequent metabolic disorders (insulin resistance, hyperglycemia, and dyslipidemia), are rendered incapable of secreting sufficient amounts of leptin due to the loss of fat cell mass.

In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program (including metreleptin, the recombinant synthetic form of human leptin) from Amgen, Inc., or Amgen.  Under the terms of the license agreement, we made an up-front payment, and in 2007 we made a milestone payment related to technology transfer and we may make potential future payments related to development and regulatory milestones and will pay royalties on any product sales.  Our license includes exclusive rights to the leptin intellectual property developed by Amgen as well as intellectual property Amgen originally licensed from Rockefeller University.

PYY 3-36

PYY 3-36 is the third compound we are studying in connection with our INTO program.  We are developing more potent and efficacious Y-family mimetics as drug candidates, but have been utilizing the native form of PYY 3-36 for the investigation of potential treatments of obesity.  Independent researchers have reported a reduction in food intake in humans using PYY 3-36.  In November 2007, we announced data from a 14-day safety and tolerability Phase 1 clinical trial showing that PYY 3-36 when used in combination with pramlintide was well-tolerated.  We also announced that this combination was well-tolerated with dose escalation.  We intend to focus our future development of the second generation Y-family mimetic either alone or in combination with a second generation amylinomimetic.

Pramlintide-Metreleptin Combination Product Candidate

In November 2007, we announced results from a 24-week proof-of-concept study with pramlintide and metreleptin combination treatment in overweight or obese subjects.  At the end of the study, the combination treatment reduced body weight on average 12.7%, significantly more than treatment with pramlintide alone (8.4%).  Subjects treated with pramlintide and metreleptin lost an average of 25 pounds from the beginning of the study compared with an average of 17 pounds for subjects treated with pramlintide alone.  Subjects receiving pramlintide and metreleptin continued to lose weight through the end of the study compared to those treated with pramlintide alone, whose weight loss had stabilized towards the end of the study.  At the beginning of the study, the average weight of study participants was approximately 205 pounds.

Consistent with previous clinical experience with pramlintide and metreleptin as single agents, the most common side effects seen with combination treatment were injection site adverse events and nausea, which were mostly mild to moderate and transient in nature.  As a result of this study we intend to pursue a pramlintide-metreleptin combination product candidate.  In 2008, we plan to continue developing a delivery system that will provide both pramlintide and metreleptin in a single injection.  Further, we are initiating a Phase 2B study to evaluate different dosing combinations of pramlintide and metreleptin.  We believe this six-month, multi-arm study will enroll approximately 600 patients and will take approximately one year to complete.

Second Generation Amylinomimetic

In 2006, we submitted an IND application to the FDA for a second generation amylinomimetic.  The targeted product profile for this second generation amylinomimetic includes once-weekly delivery.

During 2007, we completed three Phase 1 studies of a second generation amylinomimetic we are developing and which we believe may have some potential advantages over pramlintide for weight loss as a single agent.  These advantages may include greater efficacy, greater potency and improved pharmaceutical properties, such as having prolonged duration of action and being more amenable to drug delivery.  These three studies included a single dose study, a twice-daily multi-dose study and a once-daily multi-dose study.  In November 2007, we announced data from the twice-daily multi-dose study showing that at 3mcg/kg dosing, individuals exhibited a 996 kilocalorie reduction in intake over a 24-hour period, representing a 34% decrease in daily calories.  We plan to continue developing this molecule in 2008.

Research Activities

A key element of our strategy is to develop first-in-class compounds for treating metabolic diseases.  To achieve this goal, we are exploring hormones with multiple mechanisms of action that will potentially lead to products that have utility in treatment of more than one disease with the potential for many product forms.  To do so, we take an integrated and biological, rather than a target-driven, approach to research.  Our research is centered on peptide hormones that play an important metabolic role, and which we consider more likely to have an acceptable safety profile because these hormones exist naturally in the human body.  Our development path begins with identifying a particular peptide and then determining if it is a circulating hormone, a substance that travels through the bloodstream to affect bodily functions.  We then attempt to understand the hormone’s functionality and potential impact on a disease.  Rather than starting with a known biology and targeting molecules to modify, enhance or block it, our scientists are discovering the biology of previously unknown peptides and uncovering utility that could potentially translate into a new human therapy.   The conventional development process commonly used in the pharmaceutical industry emphasizes utilizing isolated cells or molecular targets to advance drug discovery.  Our approach to research calls for our scientists to quickly move to in vivo testing using highly predictive animal models that allow us to design subsequent information-rich clinical trials in humans.

Based on a premise that every peptide hormone has a utility — and a potential therapeutic benefit — we have developed a proprietary and continually growing peptide hormone library we call PHORMOL™. PHORMOL™ encompasses an extensive panel of potentially valuable biologics that have been taken from nature, including human peptides not previously described.  All of these have been synthesized to create a rich source of compounds for ongoing research in their functionality, utility and potential value in treating a range of human diseases.

We are also developing capabilities in delivery system research and development, focused on product presentations that enhance clinical outcomes and patient convenience.  Delivery systems are selected on the basis of technical feasibility, regulatory acceptance and market preference.  They include injectable sustained-release formulations such as salt complexes, lipids, biodegradable polymer and gel systems, as well as non-injectable systems such as nasal sprays, inhalation, oral and transdermal systems.  We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs that may be more amenable to alternative forms of delivery.

We currently have approximately 700 full-time employees dedicated to our research and development activities.  We also have more than 200 employees with Ph.D., Pharm.D. or M.D. degrees.  Most of our physicians specialize in diabetes.  In the years ended December 31, 2007, 2006 and 2005, we incurred research and development expense of $276.6 million, $222.1 million and $132.1 million, respectively.

Strategic Relationships

In 2007, we established strategic relationships with other companies and we continue to assess additional opportunities for strategic relationships or in-licensing opportunities.  In January 2007, we partnered with PsychoGenics, Inc., or PsychoGenics, to form Psylin Neurosciences, Inc., or Psylin, a new company that will focus on the discovery and development of peptide hormones for treatment of psychiatric disorders.  Under this joint venture, Psylin will have access to molecules in our PHORMOL™ proprietary polypeptide hormone library, and to PsychoGenics’ proprietary drug discovery technologies.  Psylin will have the right to develop a number of drug candidates emerging from this collaboration.  If Psylin decides to out-license these drug candidates, we have preferential rights to acquire such licenses.

In April 2007, we expanded our contract research arrangement with Kelaroo, Inc., or Kelaroo, a developer of cheminformatics and bioinformatics applications and services for drug discovery.  In connection with the expansion of our collaboration, we made a strategic investment in Kelaroo for use in advancing the commercialization of Kelaroo’s SeqR technology which we use for peptide hormone identification and optimization.  This technology is a sequence-profiling approach that combines machine learning methods and high-performance sequence analysis tailored for genome-scale data mining and sequence optimization.

In May 2007, we entered into a joint research collaboration agreement with BioSeek, Inc., or BioSeek, that will focus on the discovery and development of novel peptide therapeutics for inflammatory conditions.  In connection with this collaboration, we made a strategic investment in BioSeek.  Under the collaboration, BioSeek will apply its BioMap® human biology screening systems to evaluate the potential of peptide hormones in PHORMOL™ to treat a range of inflammatory conditions.  In exchange for milestone payments and royalties payable to us, BioSeek will have the right to select and exclusively license two peptides resulting from the screening program as the basis for proprietary optimization and development programs for therapeutic indications outside of our core therapeutic focus.

In November 2007, we entered into a joint research collaboration agreement with Xenome Ltd., or Xenome.  Our collaboration with Xenome will focus on the discovery and development of novel peptide hormones for a range of metabolic and musculoskeletal diseases.  In connection with this collaboration, we made a strategic investment in Xenome.  Under the collaboration, we will apply our proprietary screening technologies to evaluate the therapeutic potential of peptides from Xenome’s proprietary bioactive peptide library derived from natural sources.  We will have the right to select and exclusively license lead candidates resulting from the screening program in metabolic and musculoskeletal disease for further development and commercialization in exchange for milestone payments and royalties payable to Xenome.

Sales, Marketing and Distribution

We have built a sales and marketing organization that focuses on healthcare providers, managed healthcare organizations, wholesalers and pharmacies, government purchasers and other third-party payors.  We currently have a field force of approximately 600 people dedicated to marketing BYETTA and SYMLIN in the United States.  Lilly also co-promotes BYETTA in the United States.  Our field force includes a primary care sales force as well as a specialty sales force of 74 representatives who call on endocrinologists and other physicians who have large diabetes care practices and other healthcare professionals who support their practices.  Our field organization also includes a managed care and government affairs organization and a medical science organization that support broad medical education programs for both BYETTA and SYMLIN.  Members of our sales and marketing team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products.

We utilize common pharmaceutical company practices to market our products.  We call on individual physicians and other healthcare professionals and other organizations and individuals involved in the prescribing, purchasing and/or distributing of human medicines.  We also provide professional symposia through our extensive medical education programs. Our medical education events are conducted live, via satellite or telephone and through web-based, interactive programs.  We will continue to focus on medical education efforts for both BYETTA and SYMLIN through thousands of programs across the United States organized by our medical affairs and professional education organizations.  We train physicians and other healthcare professionals as speakers, so that they can in turn teach their peers about how best to incorporate BYETTA or SYMLIN into their patients’ diabetes treatment regimens.

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

Although some materials for our drug products are currently available from a single-source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements.  We believe we do not have any significant issues obtaining suppliers; however, we cannot be certain that we will continue to be able to obtain long-term supplies of our manufacturing materials.

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

SYMLIN Manufacturing

We obtain pramlintide acetate, the active ingredient contained in SYMLIN, from Bachem and Lonza Ltd., or Lonza, pursuant to long-term agreements with each company.  We have a long-term contract with Baxter for the dosage form of SYMLIN in vials.  We also have an agreement with Wockhardt for the dosage form of SYMLIN in cartridges.  We have a long-term agreement with Ypsomed AG to supply pen components for the delivery of SYMLIN in cartridges.  We also have a long-term agreement with Hollister-Stier Laboratories LLC for the assembly of the SYMLIN pen components and cartridges.

Exenatide Once Weekly Manufacturing

Under the terms of our development and license agreement with Alkermes, we are responsible for manufacturing the once-weekly dosing formulation of exenatide once weekly for commercial sale and will pay Alkermes milestone payments upon achievement of development milestones and royalties on sales of exenatide once weekly.  Alkermes has transferred to us its technology for manufacturing exenatide once weekly and will supply us with the polymer materials required for the commercial manufacture of exenatide once weekly.  We obtain bulk exenatide, the active ingredient in exenatide once weekly, from Lonza and we obtain pre-filled diluent syringes for exenatide once weekly from Vetter Pharma-Fertigung GMB & Co. KG. pursuant to long-term agreements with both companies.

We are currently building a facility in West Chester, Ohio to manufacture exenatide once weekly.  We are working with Alkermes and Parsons Commercial Technology Group, Inc., or Parsons, a group with significant experience in the design and construction of pharmaceutical manufacturing facilities, to complete the design, construction and validation of this facility.  We expect to complete the commercial-scale manufacturing process for exenatide once weekly and the commissioning of the facility in the second half of 2008.  We are also working aggressively to provide sufficient data to the FDA to demonstrate comparability between exenatide once weekly clinical trial material manufactured by our partner, Alkermes, in its facility and exenatide once weekly produced in our West Chester, Ohio facility.

Lilly Collaboration

We entered into a collaboration agreement with Lilly in 2002 for the global development and commercialization of exenatide, including both the twice-daily version, BYETTA, and sustained-release formulations, such as exenatide once weekly.  Under the terms of the agreement, Lilly made initial payments to us, and purchased approximately 1.6 million shares of our common stock.  In addition, Lilly has made milestone payments to us upon the achievement of development milestones for BYETTA and exenatide once weekly and commercial milestones for BYETTA.  In 2007 we received development milestones in the amount of $30 million for exenatide once weekly and because the NDA filing for exenatide once weekly did not occur by December 31, 2007, Lilly is entitled to and has elected to receive $30 million in our common stock.  In addition, Lilly is obligated to make additional future commercial milestone payments to us of up to $80 million contingent upon the commercial launch of exenatide, including BYETTA and exenatide once weekly, in selected territories throughout the world.  We share exenatide United States development and commercialization costs with Lilly equally and we pay Lilly 50% of the operating profits from the sale of products in the United States.  Our collaboration agreement may be terminated by Lilly at any time on 60 days’ notice.

Lilly will pay us tiered royalties based upon the annual gross margin for all exenatide product sales, including any sustained-release formulations, outside of the United States.  Royalty payments for exenatide product sales outside the United States will commence after a one-time cumulative gross margin threshold has been met.  Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly is responsible for 100% of the costs related to commercialization of all exenatide products for sale outside the United States.  We record all United States BYETTA product revenues and Lilly will record all BYETTA product revenues from outside the United States.

Under our co-promotion arrangement with Lilly, the parties use approximately equal efforts to co-promote BYETTA within the United States and have agreed to use approximately equal efforts to co-promote sustained-release formulations of exenatide within the United States. Lilly is responsible for commercialization efforts outside the United States.  In late 2006, BYETTA was approved in the EU and, by the end of 2007, was commercially launched in 23 countries worldwide.

Competition

The biotechnology and pharmaceutical industry is highly competitive.  There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to the products in our portfolio.  A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb Company, GlaxoSmithKline, Lilly, Merck & Co., Novartis AG, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is probable that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase.  Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products.  These companies may develop and introduce products and processes competitive with or superior to ours.  In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.  For example, all of our current drug products are injectable, and may have to compete with therapies that do not require injection.  We cannot be certain that we will be able to compete successfully.

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

•      incretin/GLP-1 agonists;

•      CB-1 antagonists;

•      insulin sensitizers including PPARs;

•      alpha-glucosidase inhibitors; and

•      SGLT-2 inhibitors.

There is substantial competition in the discovery and development of treatments for obesity, as well as emerging prescription and over-the-counter treatments for this condition.  Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery.  Hoffmann-LaRoche and Abbott Laboratories already market oral medicines for the treatment of obesity.  Glaxo Smith Kline now markets a former prescription product (orlistat-Alli) for treatment of obesity.  Sanofi-Aventis has a product candidate that has received an approvable letter from the FDA and is approved in the EU, and a number of other pharmaceutical companies are developing new potential therapeutics.

Patents, Proprietary Rights, and Licenses

We believe that patents and other proprietary rights are important to our business.  Our policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  We plan to enforce our issued patents and our rights to proprietary information and technology.  We review third-party patents and patent applications, both to refine our own patent strategy and to identify useful licensing opportunities.

We have a number of patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.  We have also filed foreign counterparts to many of these issued patents and applications.

We may obtain patents for our compounds many years before we obtain marketing approval for them.  Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited.  However, we may be able to apply for patent term extensions to compensate in part for delays in obtaining marketing approval.  For example, in the United States a patent term extension of 1,586 days has been granted for SYMLIN and a patent term extension of 1,287 days has been granted for BYETTA.  Similar patent term extensions may be available for other products that we are developing, but we cannot be certain we will obtain them.

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

It is important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us.  If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology.  We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost.  If we were not able to obtain a required license, we could be adversely affected.  Because patent applications are confidential for at least some period of time, there may be pending patent applications from which patents will eventually issue and prevent us from developing or selling certain products unless we can obtain a license to use the patented technology.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing products, compounds and processes and those that we will likely file in the future do not always provide complete or adequate protection.  Future litigation or proceedings initiated by the United States Patent and Trademark Office regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection.  In addition, statutory or regulatory changes may adversely affect our ability to obtain protection or enforce our patents.  Furthermore, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection.  As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing.  In addition, we do not have patent protection or we may not be able to enforce our patents in certain countries.  As a result, manufacturers may be able to sell generic versions of our products in those countries.

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

The activities required before a pharmaceutical agent may be marketed in the United States begin with preclinical testing.  Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product candidate and its formulations.  The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA before a proposed clinical trial can begin.  Typically, clinical trials involve a three-phase process.  In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism.  In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety.  In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others.  The results of the preclinical testing and clinical trials for a pharmaceutical product are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.  Once a drug is approved for marketing in the US, the FDA requires ongoing safety monitoring to ascertain any undiscovered issues related to “real-world” use of the drug.  The expanded patient exposure once a drug is introduced to the marketplace can reveal new risks (as well as new benefits) that were not detectable during clinical testing.

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

The activities required before a pharmaceutical agent may be marketed in the EU are dictated by the International Conference on Harmonization and are generally similar to those established in the United States.  Approval of new drugs across the EU relies on either the mutual recognition process or the centralized approval process of the European Medicines Agency.  Under the centralized procedure, the marketing application is referred for review to two review teams, each representing one of the member countries.  Each reviewer then forwards an early assessment to the Committee for Medicinal Products for Human Use, or CHMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information.  This step initiates a series of dialogues, meetings and other communications among the CHMP, the two review teams and the applicant, leading in turn to clarification, education and refinement of the original assessment reports.  Ultimately, a decision is reached to either grant marketing approval or deny the application if it is determined that the application does not satisfy the regulatory approval criteria.  The clinical testing, manufacture and sale of pharmaceutical products outside of the United States and the EU are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the United States or the EU.

Employees

As of December 31, 2007, we had approximately 1,900 full-time employees.  A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies.  We believe that we have been highly successful in attracting skilled and experienced personnel.  None of our employees is covered by collective bargaining agreements and we consider relations with our employees to be good.

Directors and Executive Officers

The names of our directors and executive officers and certain information about them as of February 15, 2008 are set forth below:

Name	Age	Position
Daniel M. Bradbury (1)	46	President, Chief Executive Officer and Director
Joseph C. Cook, Jr. (1)	66	Chairman of the Board
Adrian Adams (2)	57	Director
Steven R. Altman (2)	46	Director
Teresa Beck (3)	53	Director
Karin Eastham (2)(3)	58	Director
James R. Gavin III, M.D., Ph.D. (4)	62	Director
Ginger L. Graham (1)	52	Director
Howard E. Greene, Jr. (1)	65	Director
Jay S. Skyler, M.D., MACP(4)	61	Director
Joseph P. Sullivan (1) (3)	65	Director
James N. Wilson (2) (4)	64	Director
Alain D. Baron, M.D.	54	Senior Vice President, Research
Craig A. Eberhard	48	Vice President, Sales
Mark G. Foletta	47	Senior Vice President, Finance and Chief Financial Officer
Mark J. Gergen	45	Senior Vice President, Corporate Development
Orville G. Kolterman, M.D.	60	Senior Vice President, Clinical and Regulatory Affairs
Marcea Bland Lloyd	59	Senior Vice President, Legal and Corporate Affairs, and General Counsel
Roger Marchetti	49	Senior Vice President, Human Resources and Information Management
Paul G. Marshall	48	Vice President, Operations
Lloyd A. Rowland	51	Vice President, Governance and Compliance, and Corporate Secretary
Joe A. Young	39	Senior Vice President, Marketing

(1)           Member of the Finance Committee.

(2)           Member of the Compensation and Human Resources Committee.

(3)           Member of the Audit Committee.

(4)           Member of the Corporate Governance Committee.

Mr. Bradbury has been our Chief Executive Officer since March 2007, serving as President since June 2006 and as Chief Operating Officer since June 2003. He has served as a director since June 2006.  He previously served as Executive Vice President from June 2000 until his promotion in June 2003.  He joined Amylin in 1994 and has held officer-level positions in Corporate Development and Marketing during that time.  Prior to joining Amylin, Mr. Bradbury spent ten years at SmithKline Beecham Pharmaceuticals, where he held a number of sales and marketing positions.  He is a member of the board of directors of Illumina, Inc. and Novacea, Inc.  He also serves as a board member for PhRMA, BIOCOM, the Keck Graduate Institute’s Board of Trustees and the San Diego Regional Economic Development Corporation.  Mr. Bradbury is a member of the Royal Pharmaceutical Society of Great Britain and serves on the UCSD Rady School of Management’s Advisory Council.  He received a Bachelor of Pharmacy from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education.

Mr. Cook has been our Chairman of the Board since March 1998 and serves on our Finance Committee.  He served as Chief Executive Officer from March 1998 until September 2003.  From 1994 to 1998, Mr. Cook served as a member of our Board and a consultant to us.  Mr. Cook is a founder and serves as Chairman of the Board of Microbia, Inc., a privately held biotechnology company.  He also serves as a director of Corcept Therapeutics Incorporated.  Mr. Cook is a founder of Mountain Group Capital, LLC, Clinical Products, LLC, and Mountain Ventures, Inc.  He serves on the Board of Mercy Ministries, Inc. and is past Chair of the Advisory Board of the College of Engineering, University of Tennessee.  Mr. Cook retired as a Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service. Mr. Cook received a B.S. in Engineering from the University of Tennessee.

Mr. Adams has served as a director since October 2007 and serves on the Compensation and Human Resources Committee.  Mr. Adams is President and Chief Executive Officer of Sepracor, Inc., a position he has held since May 2007, and serves as a member of Sepracor’s board of directors.  Mr. Adams joined Sepracor in March 2007 as President and Chief Operating Officer.  Most recently, he was with Kos Pharmaceuticals, Inc., where he served as President and Chief Operating Officer from April 2001, prior to becoming President and Chief Executive Officer in January 2002.  Mr. Adams served as President and Chief Executive Officer of Novartis-UK from 1999 until his tenure began at Kos.  For the previous seven years, he was with SmithKline Beecham Pharmaceuticals, last serving as President and CEO of the company’s Canadian subsidiaries.  Previous assignments at SmithKline Beecham included Vice President and Director of Worldwide Marketing in the U.S., and Director and Vice President of Sales and Marketing in the United Kingdom.  Mr. Adams began his career at ICI Pharmaceuticals, where he rose from research laboratory assistant to Director of Sales and Marketing.  Mr. Adams serves as a board member of PhRMA.  He is a graduate of Manchester University in the United Kingdom with a Bachelor of Science degree.

Mr. Altman has served as a director since March 2006 and serves on the Compensation and Human Resources Committee.  He currently serves as President of QUALCOMM Incorporated.  He joined QUALCOMM in 1989 as Corporate Counsel responsible for licensing and acquisitions and was appointed Vice President and General Counsel in 1992.  He became General Manager of QUALCOMM Technology Licensing (QTL) at the formation of the group in 1995 and was named Senior Vice President in 1996.  In 1998, Mr. Altman was named Executive Vice President of QTL and in 2002 he was named President, a position he held until his appointment as President of QUALCOMM in 2005.  Mr. Altman serves on the Board of Trustees of The Salk Institute.  He received his law degree from the University of San Diego.

Ms. Beck has served as a director since March 2007 and serves on the Audit Committee.  From 1998 to 1999, Ms. Beck served as President of American Stores Company, and previously served as its Chief Financial Officer from 1993 to 1998.  Prior to her appointment as Chief Financial Officer, Ms. Beck served in various finance and accounting related positions with American Stores from 1982 to 1993.  Before joining American Stores, Ms. Beck was the controller of Steiner Financial Corporation and she served as an audit manager for Ernst & Whinney (currently Ernst and Young LLP).  Ms. Beck currently serves as a director for Questar Corporation and Lexmark International, Inc.  In addition, she serves as a member of the Board of Trustees of Intermountain Healthcare, The Nature Conservancy and the Nature Conservancy of Utah.  She is also Vice-Chairman of the University of Utah National Advisory Council.  Ms. Beck received a B.S. and an M.B.A. from the University of Utah.

Ms. Eastham has served as a director since September 2005 and serves as the chair of the Audit Committee.  She has over 25 years experience in financial and operations management, primarily in life sciences companies.  She currently serves as Executive Vice President and Chief Operating Officer, and as a member of the Board of Trustees of the Burnham Institute for Medical Research, a non-profit corporation engaged in basic biomedical research.  From April 1999 to May 2004, Ms. Eastham served as Senior Vice President, Finance, Chief Financial Officer, and Secretary of Diversa Corporation. She previously held similar positions with CombiChem, Inc., a computational chemistry company, and Cytel Corporation, a biopharmaceutical company.  Ms. Eastham also held several positions, including Vice President, Finance, at Boehringer Mannheim Corporation, from 1976 to 1988. Ms. Eastham also serves as a director for Tercica, Inc., Illumina, Inc., and SGX Pharmaceuticals, Inc.  Ms. Eastham received a B.S. and an M.B.A. from Indiana University and is a Certified Public Accountant and a Certified Director.

Dr. Gavin has served as a director since December 2005 and serves as chair of the Corporate Governance Committee. Dr. Gavin is CEO & Chief Medical Officer, Healing Our Village, Inc.  He also serves as Clinical Professor of Medicine, Emory University School of Medicine and Clinical Professor of Medicine at the Indiana University School of Medicine.  He was President of the Morehouse School of Medicine from 2002 to 2004. Dr. Gavin is a member of the board of directors of Baxter International Inc., Anastasia Marie Laboratories, Inc., and Nuvelo, Inc.  Dr. Gavin was Chairman of the board of directors of Equidyne Corporation from August 2001 to 2003.  He was also a member of the board of directors of Taste for Living, Inc. from 1999 to 2002.  From 1991 to 2002, Dr. Gavin was a Senior Scientific Officer of the Howard Hughes Medical Institute.  From 2002 until 2005, he served as National Chairman of the National Diabetes Education Program.  He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School.  Dr. Gavin has received numerous civic and academic awards and honors.

Ms. Graham has served as a director since November 1995 and currently serves on the Finance Committee.  Ms. Graham served as President and Chief Executive Officer from September 2003 until June 2006, serving as Chief Executive Officer from June 2006 until March 2007.  She previously served on the Audit Committee and the Nominating and Governance Committee.  From February 2000 until June 2003, Ms. Graham held various positions with Guidant Corporation, notably as Advisor to the President, Group Chairman; Office of the President; and President of the Vascular Intervention Group and Vice President.  Ms. Graham held various positions with Eli Lilly and Company from 1979 to 1992 including sales, marketing and strategic planning positions.  She serves on the board of directors of the American Diabetes Research Foundation Board, Proteus Biomedical Pharmaceutical Systems Division, ICAT Managers, the Harvard Business School Health Advisory Board, the Harvard Business School Dean’s Advisory Board, the Advisory Board for the Kellogg Center for Executive Women, the Advisory Board for the California Council on Science and Technology, and the University of California, San Diego Health Sciences Advisory Board.  Ms. Graham received an M.B.A. from Harvard University.

Mr. Greene is our co-founder and has served as a director since our inception in 1987.  He serves on the Finance Committee.  Mr. Greene is an entrepreneur who has participated in the founding and/or management of eleven medical technology companies over two decades, including three companies for which he served as chief executive officer. From 1987 to 1996, Mr. Greene served as our Chief Executive Officer.  From 1986 until 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm.  He was Chief Executive Officer of Hybritech from 1979 until its acquisition by Eli Lilly and Company in 1986, and he was co-inventor of Hybritech’s patented monoclonal antibody assay technology.  Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974.  Mr. Greene received an M.B.A. from Harvard University.

Dr. Skyler has served as a director since August 1999 and serves on the Corporate Governance Committee.  He is Professor of Medicine, Pediatrics and Psychology, in the Division of Endocrinology Diabetes and Metabolism; and Associate Director for Academic Programs at the Diabetes Research Institute; all at the University of Miami Miller School of Medicine in Florida, where he has been employed since 1976.  He is also Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases of the Type 1 Diabetes TrialNet clinical trial network, and serves on the board of directors of DexCom, Inc., and various private companies.  Dr. Skyler has served as President of the American Diabetes Association and as Vice President of the International Diabetes Federation.  Dr. Skyler serves on the editorial board of several diabetes and general medicine journals and the advisory panel of several pharmaceutical companies.  He received his B.S. from The Pennsylvania State University, his M.D. from Jefferson Medical College, and completed postdoctoral studies at Duke University Medical Center.

Mr. Sullivan has served as a director since September 2003 and serves on the Audit Committee and as chair of the Finance Committee.  Mr. Sullivan is currently Chairman of the Board of Advisors of RAND Health and Chairman of the Board of Advisors of the UCLA Medical Center.  From 2000 to 2003, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of Protocare, Inc.  From 1993 until November 1999, he served as Chairman, Chief Executive Officer and a director of American Health Properties, Inc.  For the previous twenty years, Mr. Sullivan was an investment banker with Goldman Sachs.  Mr. Sullivan also currently serves on the board of directors of Cymetrix Corporation, HCP, Inc. (a real estate investment trust) and AutoGenomics, Inc.  Mr. Sullivan received his M.B.A. from the Harvard Graduate School of Business Administration and his J.D. from the University of Minnesota Law School.

Mr. Wilson has served as a director since March 2002 and serves as the chair of the Compensation and Human Resources Committee and on the Corporate Governance Committee.  He is a director and Chairman of the Board of both Corcept Therapeutics Inc. and NuGEN, Inc.  From 1996 to 2001, Mr. Wilson was Chairman of the Board of Amira Medical, Inc. From 1990 to 1994, Mr. Wilson served as President and Chief Operating Officer of Syntex Corporation.  Prior to 1990, he served in various senior management positions, including Chief Executive Officer for Neurex Corporation and LifeScan, Inc.  Mr. Wilson serves on the board of directors of the Palo Alto Medical Foundation, and A Stepping Stone Foundation (pre-school education).  Mr. Wilson received his B.A. and M.B.A. from the University of Arizona.

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

Mr. Marchetti has served as our Senior Vice President, Human Resources and Information Management since July 2007 and previously served as Senior Vice President, Human Resources and Corporate Services from November 2005 to July 2007. Prior to joining us, he served as Vice President, Human Resources for Guidant Corporation from July 2002 to October 2005.  Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001.  From 1999 through 2000, he served as Vice President, Human Resources for Guidant’s Vascular Intervention group, and served as Guidant’s Corporate Controller and Chief Accounting Officer from 1994 to 1999.  He joined Eli Lilly and Company’s Medical Devices and Diagnostics division in 1988.  In 1992, he became Financial Manager of Lilly’s pharmaceutical manufacturing operations in Indianapolis.  From 1980 to 1986, he was with the audit staff of Touche Ross & Co. (currently Deloitte).  He is a director of Emphasys Medical, a privately-held medical device company.  He received a B.A. from LaSalle University in Philadelphia and an MBA from the Ross School of Business at the University of Michigan.  He is a Certified Public Accountant.

Mr. Marshall has served as Vice President, Operations since December 2006.  Prior to joining us, he was Vice President of Corporate Manufacturing at Amgen, Inc.  From 2002 to 2005, Mr. Marshall served as President of Manufacturing at Recombinant Proteins at the Bioscience Division of Baxter International.  From 1999 to 2002, he was Site Head of the Baxter International Thousand Oaks facility.  He joined Creative BioMolecules in 1992, first as Head of Process Development and Clinical Manufacturing and then as Head of Operations.  From 1988 to 1992, Mr. Marshall held various management positions with Welgen Manufacturing Partnership (now Amgen, Rhode Island), Repligen Corporation and Damon Biotech.  He serves on the board of directors of Medicago, Inc. and is a member of ISPE and ASCB.  Mr. Marshall received a B.S. and an M.S. in Biology from the University of Massachusetts at Dartmouth and completed three years of post-graduate work concentrating in hematology and coagulation research at Brown University.

Mr. Rowland has served as our Vice President, Governance and Compliance, Secretary, and Chief Compliance Officer since February 2007. He previously served as our Vice President, Legal, Secretary and General Counsel from September 2001 to February 2007.  Prior to joining us, Mr. Rowland served in various positions at Alliance Pharmaceutical Corp., including as Vice President, General Counsel and Secretary, beginning in 1993.  Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years.  For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson.  He received a J.D. from Emory University.

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

We have experienced significant operating losses since our inception in 1987, including losses of $211.1 million in 2007, $218.9 million in 2006 and $206.8 million in 2005.  As of December 31, 2007, we had an accumulated deficit of approximately $1.4 billion.  The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations.  We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures.  We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income.  BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates.  We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline.  These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital.  Even if we become profitable, we may not remain profitable.

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

•              safety concerns in the marketplace for diabetes therapies;

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

The manufacturing of sufficient quantities of newly-approved drug products and drug candidates is a time-consuming and complex process.  We currently have no manufacturing capabilities.  In order to successfully commercialize our products, including BYETTA and SYMLIN, and continue to develop our drug candidates, including exenatide once weekly, we rely on various third parties to provide the necessary manufacturing.

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us.  In addition, there are a limited number of bulk drug substance suppliers, cartridge manufacturers and disposable pen manufacturers.  If we are not able to arrange for and maintain third-party manufacturing on commercially reasonable terms, or we lose one of our sole source suppliers used for our existing products or for some components of our manufacturing processes for our products or drug candidates, we may not be able to market our products or complete development of our drug candidates on a timely basis, if at all.

Reliance on third-party suppliers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including, but not limited to, risks to our ability to commercialize our products or conduct clinical trials, risks of reliance on the third-party for regulatory compliance and quality assurance, third-party refusal to supply on a long-term basis, or at all, the possibility of breach of the manufacturing agreement by the third-party and the possibility of termination or non-renewal of the agreement by the third-party, based on its business priorities, at a time that is costly or inconvenient for us.  If any of these risks occur, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials.  Our reliance on third-party manufacturers for the production of our two commercial products is described in more detail below.

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

We rely on Bachem and Lonza Ltd. to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN.  In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials.  We recently received FDA approval of a disposable pen for the delivery of SYMLIN in cartridges.  We rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen. We also rely on Hollister-Stier Laboratories LLC for the assembly of the SYMLIN pen.

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

In order to manufacture exenatide once weekly on a commercial scale, if it is approved by the FDA, we must design, construct, and commission a new facility and validate the manufacturing process.  We are dependent on Alkermes and Parsons to assist us in the design, construction and commissioning of the manufacturing facility.  We have never established, validated, and operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all.  In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly and to supply us with commercial quantities of the polymer required to manufacture exenatide once weekly.  We also will need to obtain sufficient supplies of diluents, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide once weekly.  Although we are working diligently to finalize the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale.  If we are unable to demonstrate comparability of product, we may not be able to commercially launch exenatide once weekly in a timely manner or at all.

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

If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•                                          we may be unable to complete our development programs for exenatide once weekly or our obesity clinical trials;

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

•                                          our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to BYETTA, exenatide once weekly or nasal exenatide; or

•              serious side effects experienced by study participants relating to a drug candidate.

We are substantially dependent on our collaboration with Lilly for the development and commercialization of BYETTA and dependent on Lilly and Alkermes for the development of exenatide once weekly.

We have entered into a collaborative arrangement with Lilly, who currently markets diabetes therapies and is developing additional diabetes drug candidates, to commercialize BYETTA and further develop sustained-release formulations of BYETTA, including exenatide once weekly.  We entered into this collaboration in order to:

•              fund some of our research and development activities;

•              assist us in seeking and obtaining regulatory approvals; and

•              assist us in the successful commercialization of BYETTA and exenatide once weekly.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration.  If Lilly fails to assist in the further development of exenatide once weekly or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected.  We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide once weekly outside the United States.  Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs.  Lilly can terminate our collaboration at any time upon 60 days’ notice.  If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide once weekly, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds.  We are also dependent on Alkermes for the development of exenatide once weekly.  If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.  If we are unable to obtain licenses to third party patent rights for required technologies, we could be adversely affected.

We own or hold exclusive rights to many issued United States patents and pending United States patent applications related to the development and commercialization of exenatide, including BYETTA and exenatide once weekly, SYMLIN and our other drug candidates.  These patents and applications cover composition-of-matter, medical indications, methods of use, formulations and other inventive results.  We have issued and pending applications for formulations of BYETTA and exenatide once weekly, but we do not have a composition-of-matter patent covering exenatide.  We also own or hold exclusive rights to various foreign patent applications that correspond to issued United States patents or pending United States patent applications.

Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries.  We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.  Alternatively, a third party may successfully challenge or circumvent our patents.  Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.  In addition, because patent applications in the United States are maintained, in general, in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions.  Third parties have filed, and in the future are likely to file, patent applications on inventions similar to ours.  From time-to-time we have participated in, and in the future are likely to participate in, interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position.  We have also participated in, and in the future are likely to participate in, opposition proceedings against our patents in other jurisdictions, such as Europe and Australia.  Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

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

Forecasting future revenues is difficult, especially since we launched our first products in 2005 and when the level of market acceptance of these products may change rapidly.  In addition, our customer base is highly concentrated with four customers accounting for most of our net product sales.  Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  As a result, it is reasonably likely that our financial results will fluctuate to an extent, that may not meet with market expectations and that also may adversely affect our stock price.  There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

•	product sales;

•	cost of product sales;

•	achievement and timing of research and development milestones;

•	collaboration revenues;

•	cost and timing of clinical trials, regulatory approvals and product launches;

•	marketing and other expenses;

•	manufacturing or supply issues; and

•	potential acquisitions of businesses and technologies and our ability to successfully integrate any such acquisitions into our existing business.

We may require additional financing in the future, which may not be available to us on favorable terms, or at all.

We intend to use our available cash for:

•	Commercialization of BYETTA and SYMLIN;

•	Establishment of additional manufacturing sources, including our Ohio manufacturing facility;

•	Development of exenatide once weekly and other pipeline candidates;

•	Executing our INTO strategy;

•	Our other research and development activities;

•	Other operating expenses;

•	Potential acquisitions or investments in complementary technologies or businesses; and

•	Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including a $125 million term loan due in 2010 and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011, referred to as the 2004 Notes, and $575 million is due in 2014, referred to as the 2007 Notes.

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

With respect to sales, marketing and distribution outside the United States, we will be substantially dependent on Lilly for activities relating to BYETTA and sustained-release formulations of BYETTA, including exenatide once weekly.  We believe that we will likely need to enter into marketing and distribution arrangements with third parties for, or find a corporate partner who can provide support for, the development and commercialization of SYMLIN or our other drug candidates outside the United States.  We may also enter into arrangements with third parties for the commercialization of SYMLIN or any of our other drug candidates within the United States.

With respect to BYETTA and, if approved, exenatide once weekly, Lilly is co-promoting within the United States.  If Lilly ceased commercializing BYETTA or, if approved, exenatide once weekly, for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

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

In April 2004, we issued $200 million of the 2004 Notes and in June 2007, we issued $575 million of the 2007 Notes.  In December 2007, we entered into a $125 million term loan due in December 2010, or the Term Loan.  Our ability to make payments on our debt, including the 2004 and 2007 Notes and the Term Loan, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges.  We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements.  Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2004 and 2007 Notes and the Term Loan, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control.  Our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are.  If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce or defer our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all.  Our level of indebtedness may make us more vulnerable to economic or industry downturns.  If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We may be required to redeem our convertible senior notes upon a designated event or repay the Term Loan upon an event of default.

Holders of the 2004 and 2007 Notes may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company.  The lenders under the Term Loan may require us to repay outstanding principal and accrued interest due under the Term Loan upon the occurrence of an event of default, which could include, among other things, nonpayment of principle and interest, violation of covenants and a change in control.  We may not have sufficient cash funds to redeem the notes upon a designated event or repay the Term Loan upon an event of default.  We may elect, subject to certain conditions, to pay the redemption price for the 2004 Notes in our common stock or a combination of cash and our common stock.  We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price for the 2004 Notes in our common stock.  In addition, although there are currently no restrictions on our ability to pay the redemption price under our existing debt agreements, future debt agreements may prohibit us from repaying the redemption price of either of the notes in either cash or common stock.  If we are prohibited from redeeming the 2004 Notes or 2007 Notes, we could seek consent from our lenders to redeem the notes.  If we are unable to obtain their consent, we could attempt to refinance the notes.  If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the notes.  If we were unable to redeem the notes upon a designated event, it would result in an event of default under the indentures governing the notes.  An event of default under the indentures could result in a further event of default under our other then-existing debt including the Term Loan.  In addition, the occurrence of a designated event may be an event of default under our other debt.  Further, an event of default under the Term Loan could result in an event of default under the indentures governing the notes.

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources.  We have implemented certain remediation activities resulting from our ongoing assessment of internal control over financial reporting.  Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal control.  If material weaknesses are identified in the future we would be required to conclude that our internal control over financial reporting are ineffective and we could be subject to sanctions or investigations by the SEC, the NASDAQ Stock Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

Our executive officers, directors and major stockholders control approximately 55% of our common stock.

As of December 31, 2007, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 55% of our outstanding common stock.  As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions.  This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the quarterly operating performance of these biopharmaceutical and biotechnology companies.  Since January 1, 2006, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2008
First Quarter (through February 13, 2008)	$37.38	$28.41
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58

Given the uncertainty of our future funding, whether BYETTA and SYMLIN will meet our expectations, and the regulatory approval of our other drug candidates, we may continue to experience volatility in our stock price for the foreseeable future.  In addition, the following factors may significantly affect the market price of our common stock:

•	our financial results and/or fluctuations in our financial results;

•	safety issues with BYETTA, SYMLIN or our product candidates;

•	clinical study results;

•	determinations by regulatory authorities with respect to our drug candidates;

•	our ability to complete our Ohio manufacturing facility and the commercial manufacturing process for exenatide once weekly;

•	developments in our relationships with current or future collaborative partners;

•	our ability to successfully execute our commercialization strategies;

•	developments in our relationships with third-party manufacturers of our products and other parties who provide services to us;

•	technological innovations or new commercial therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights; and

•	governmental policy or regulation, including with respect to pricing and reimbursement.

Broad market and industry factors also may materially adversely affect the market price of our common stock, regardless of our actual operating performance.  Periods of volatility in the market price of our common stock expose us to securities class-action litigation, and we may be the target of such litigation as a result of market price volatility in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary administrative offices and research laboratories are located in San Diego, California.  As of December 31, 2007, we occupied approximately 508,000 square feet of office and laboratory space.  Our leases on a majority of these properties expire between 2015 and 2019.  We have also entered into short-term leases and other agreements for small offices in Brentwood, Tennessee, Beachwood, Ohio, Washington, D.C. and Germany.

Our wholly-owned subsidiary, Amylin Ohio LLC, owns two buildings and 44.4 acres of land in West Chester, Ohio.   The buildings, once built out for the manufacture of exenatide once weekly will have approximately 420,000 square feet of manufacturing and office space.

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

Global Market:

	High	Low
Year Ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55

Year Ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58

                The last reported sale price of our common stock on The NASDAQ Global Market on February 13, 2008 was $29.25.  As of February 13, 2008, there were approximately 630 shareholders of record of our common stock.

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

	Years Ended December 31
	2007		2006		2005	2004	2003
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Net product sales	$701,450		$474,038		$86,713	$—	$—
Revenues under collaborative agreements	79,547		36,837		53,761	34,268	85,652
Total revenues	780,997		510,875		140,474	34,268	85,652

Costs and expenses:
Cost of goods sold	65,457		50,073		14,784	—	—
Selling, general and administrative	390,982	(1)	281,950	(1)	171,520	66,958	56,761
Research and development	276,600	(2)	222,053	(2)	132,128	119,558	149,431
Collaborative profit-sharing	290,934		194,191		31,359	—	—
Acquired in-process research and development	—		—		—	—	3,300
Total costs and expenses	1,023,973		748,267		349,791	186,516	209,492
Make-whole payment on debt redemption	—		(7,875)		—	—	—
Net interest and other income (expense)	31,840		26,411		2,485	(4,909)	1,032
Net loss	(211,136)		(218,856)		(206,832)	(157,157)	(122,808)
Net loss per share — basic and diluted		$(1.59)		$(1.78)	$(1.96)	$(1.67)	$(1.33)
Shares used in calculating net loss per share — basic and diluted	132,621		122,647		105,532	94,054	92,396

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$1,130,415		$767,331		$443,423	$293,756	$269,776
Working capital	$1,049,024		$702,930		$415,134	$282,421	$243,144
Total assets	$1,774,211		$1,060,386		$566,962	$357,800	$311,045
Long-term obligations, excluding current portion	$934,109		$221,208		$399,112	$403,233	$202,425
Accumulated deficit	$(1,434,320)		$(1,223,184)		$(1,004,328)	$(797,496)	$(640,339)
Total stockholders’ equity (deficit)	$552,818		$635,291		$69,264	$(87,370)	$63,216

(1)          Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 include approximately $35.4 million and $29.0 million, respectively, of employee stock-based compensation expense pursuant to the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” which the Company adopted on January 1, 2006.

(2)          Research and development expenses for the year ended December 31, 2007 and 2006 include approximately $23.6 million and $22.9 million, respectively, of employee stock-based compensation expense pursuant to the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” which the Company adopted on January 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines.  We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and our collaboration partner, Eli Lilly and Company, or Lilly launched BYETTA in 22 countries outside of the United States during 2007.  We expect Lilly to continue to launch BYETTA in additional EU member states and other countries in 2008.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics.  We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, a sulfonylurea and/or a thiazolidinedone, or TZD, three common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $636.0 million, $430.2 million and $75.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide.  This agreement includes BYETTA and any sustained-release formulations of exenatide such as exenatide once weekly (formerly referred to as exenatide LAR), our once weekly formulation of exenatide for the treatment of type 2 diabetes.  Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  We began selling SYMLIN in the United States in April 2005 for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  Net product sales of SYMLIN were $65.5 million, $43.8 million and $11.5 million for the years ended December 31, 2007, 2006 and 2005 respectively.

We have a field force of approximately 600 people dedicated to marketing BYETTA and SYMLIN in the United States.   Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization and diabetes care specialists.  In addition, Lilly co-promotes BYETTA in the United States and has primary responsibility for developing and commercializing BYETTA outside of the United States, and any sustained-release formulations of exenatide such as exenatide once weekly.

In addition to our marketed products, we are working with Lilly and Alkermes, Inc. to develop exenatide once weekly.   We are also working with Alkermes and Parsons, Inc. on the construction of a manufacturing facility for exenatide once weekly in Ohio.  We expect to complete the commercial scale manufacturing process in this facility in the second half of 2008 and we are also working aggressively to provide sufficient data to the United States Food and Drug Administration, or FDA, to demonstrate comparability between exenatide once weekly clinical trial material manufactured by our partner, Alkermes, in its facility and exenatide once weekly produced in our West Chester, Ohio facility.

We also have other early stage programs for diabetes, obesity, and other therapeutic areas.  We have a number of compounds in development for the potential treatment of obesity which are part of a broader clinical strategy which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  We also maintain an active discovery research program focused on novel peptide therapeutics.  We are actively seeking to in-license additional drug candidates.  We have partnered with PyschoGenics, Inc., to form Psylin Neurosciences, Inc., a company that will focus on the discovery and development of peptide hormones for treatment of psychiatric indications.  During the second quarter of 2007, we made a strategic equity investment in BioSeek, Inc., or BioSeek, a company that specializes in predictive human cell-based disease models, and contracted with BioSeek to assess the potential utility of Amylin’s peptide hormones in immune/inflammatory disorders.  During the fourth quarter of 2007, we made a strategic equity investment in Xenome Ltd., or Xenome, a company with largely venom-based peptide libraries, and contracted with Xenome to discover and develop novel peptide therapeutics for a range of metabolic and musculoskeletal diseases.

Recent Developments

Diabetes

•              Announced positive results from a 30-week comparator study of exenatide once-weekly injection and BYETTA taken twice daily in patients with type 2 diabetes.  We anticipate a regulatory submission to the FDA by the end of the first half of 2009.

•              Announced positive results from a 24-week study of monotherapy, or stand alone, BYETTA in drug naïve patients with Type 2 diabetes.  We plan for a regulatory submission for a monotherapy indication to the FDA in the first half of 2008.

•              Received FDA approval of the SymlinPen(TM) 120 and the SymlinPen(TM) 60 pen-injector devices for administering SYMLIN.  These new pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control. This new product presentation was commercially launched in the United States in January 2008.

•              Announced plans for a clinical program for exenatide once weekly consisting of three trials designed to show superiority of exenatide once weekly for the treatment of type 2 diabetes over common medications used in the treatment of type 2 diabetes, including TZDs, DPP-IV inhibitors and insulin glargine.  The first of these trials is underway.  Results from the first two studies are expected during the first half of 2009 and results from the third study are expected by early 2010.

•              Made continued progress and expanded the scope of the construction of our manufacturing facility for exenatide once weekly in Ohio.  We remain on schedule to complete the commercial-scale manufacturing process at this facility in the second half of 2008.

Obesity

•                  Positive results from a 24-week proof-of-concept study with pramlintide, an analog of human amylin, and recombinant human leptin (metreleptin) combination treatment in overweight or obese subjects, validating our novel INTO strategy.  We plan for additional development in 2008, including the initiation of a Phase 2B study and development work on a formulation that will provide both pramlintide and metreleptin in a single injection.

Financial and Operational

•                  In June 2007, we issued $575.0 million in aggregate principal amount of 3.0% convertible senior notes due in 2014, referred to as the 2007 Notes, generating net proceeds of approximately $558.7 million.

•                  In December 2007, we entered into a $140.0 million credit agreement.  The credit agreement provides for a $125.0 million term loan, which generated net proceeds of approximately $123.5 million, and a $15.0 million revolving credit facility.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products and the ongoing construction of our manufacturing facility for exenatide once weekly.  All of our revenues prior to the second quarter of 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements, and previous co-promotion agreements.  During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  We have been unprofitable since inception and may incur additional operating losses for at least the next few years.  At December 31, 2007, our accumulated deficit was approximately $1.4 billion.

At December 31, 2007, we had $1.1 billion in cash, cash equivalents and short-term investments.  We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources.  Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

Product Returns

We do not offer our wholesale customers a general right of return.  However, we will accept returns of products that are damaged or defective when received by the wholesale customer or for any unopened product during the period beginning six months prior to and up to 12 months subsequent to its expiration date.  We estimate product returns based on our historical returns experience, and industry trends for other products with similar characteristics.  Additionally, we consider several other factors in our estimation process including our internal sales forecasts, the expiration dates of product shipped and third party data to assist us in monitoring estimated channel inventory levels and prescription trends.  Actual returns could exceed our historical experience and our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes.  To date actual returns have not differed materially from our estimates.

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

Prescription Vouchers

Prescription vouchers result in amounts owed to pharmacies that have redeemed vouchers for a free prescription.  We provide prescription vouchers to physicians, who in turn distribute them to patients.  Patients may redeem a voucher at a pharmacy for a free prescription.  We reimburse the pharmacy for the price it paid the wholesaler for the medicine and record this reimbursement as a reduction to gross sales.  The allowance for prescription vouchers is based on the number of unredeemed vouchers in circulation, and the estimated utilization rate.  The estimated utilization rate is based on our historical utilization rates experience with prescription vouchers.  The allowance for prescription vouchers could exceed historical experience and our estimates of future utilization rates.  To date, actual prescription voucher utilization has not differed materially from our estimates.

Revenues under collaborative agreements

Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone and the expiration of stock conversion rights, if any, associated with such payments.  Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

Valuation of Stock-Based Compensation

We account for stock-based compensation to employees in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.”  SFAS No. 123R requires us to expense the estimated fair value of non-cash, stock-based payments to employees.

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

We estimate volatility based upon the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options and the implied volatility of market-traded options on our common stock with various maturities between six months and two years, consistent with the guidance in SFAS No. 123R and the Security and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 107.  Prior to the adoption of SFAS No. 123R, we estimated volatility based on the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options.  The determination to use implied volatility in addition to historical volatility was based upon the availability of data related to actively traded options on our common stock and our assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

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

Research and Development Expenses

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs.  Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors.  Invoicing from third-party contractors for services performed can lag several months.  We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs.  Differences between actual clinical trial costs from estimated clinical trial costs have historically not been material and are adjusted for in the period in which they become known.

Income Taxes

We have net deferred tax assets relating primarily to net operating loss carry forwards and research and development tax credits.  Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods.  Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have reserved for most of these deferred tax assets in our consolidated balance sheets at December 31, 2007 and 2006, respectively.  If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income in that same period.

We adopted the provisions of FIN 48 and FSP FIN 48-1 effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We had no cumulative effect adjustment related to the adoption due to a full valuation allowance against deferred tax assets.  We provide estimates for unrecognized tax benefits.  These unrecognized tax benefits relate primarily to issues common among corporations in our industry.  We apply a variety of methodologies in making these estimates which include advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience.  If our estimates are not representative of actual outcomes, our results could be materially impacted.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160,  “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for us beginning in the first quarter of fiscal 2009.  Early adoption is not permitted.  We are currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

In June 2007, the FASB ratified the Emerging Issues Task Force, or “EITF” consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.”  EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The adoption of EITF Issue No. 07-3 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008.  We are currently evaluating the impact, if any, that adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

Results of Operations

Net Product Sales

Net product sales for the years ended December 31, 2007, 2006 and 2005 were $701.5 million, $474.0 million and $86.7 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.  The following table provides information regarding net product sales (in millions):

	Year ended December 31,
	2007	2006	2005
BYETTA	$636.0	$430.2	$75.2
SYMLIN	65.5	43.8	11.5
	$701.5	$474.0	$86.7

The increases in net product sales for BYETTA and SYMLIN for the year ended December 31, 2007 as compared to the same period in 2006 and for the year ended December 31, 2006 as compared to the same period in 2005, primarily reflects continued growth in patient use.

Revenues under Collaborative Agreements

The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Year ended December 31,
	2007	2006	2005
Amortization of up-front payments	$4.3	$4.3	$4.3
Recognition of milestone payments	15.0	—	35.0
Cost-sharing payments	60.2	32.5	14.5
	$79.5	$36.8	$53.8

Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly and consists primarily of the continued amortization of up-front payments, milestone payments and cost-sharing payments to equalize development expenses for BYETTA and exenatide once weekly.

The $42.7 million increase in revenues under collaborative agreements in 2007, as compared to 2006, primarily reflects increases in milestone and cost-sharing payments related to our collaboration agreement with Lilly.  Milestone payments in 2007 consisted of the recognition of milestones earned primarily associated with Lilly’s launch of BYETTA in the EU.  The increase in cost-sharing payments in 2007, as compared to 2006 primarily reflects Lilly’s reimbursement to us of increased development expenses incurred by us for exenatide once weekly.

The $17.0 million decrease in revenues under collaborative agreements in 2006, as compared to 2005, primarily reflects a reduction in milestone payments, partially offset by an increase in cost-sharing payments.  Milestone payments in 2005 consisted of the recognition of $35 million of milestones earned in connection with the regulatory approval and commercial launch of BYETTA in the United States.  The increase in cost-sharing payments in 2006, as compared to 2005 primarily reflects increased development expenses for exenatide once weekly.

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly to equalize development costs, possible future milestone payments and the continued amortization of the up-front payment.

Cost of Goods Sold

Cost of goods sold was $65.5 million, representing a gross margin of 91%, $50.1 million, representing a gross margin of 89%, and $14.8 million, representing a gross margin of 83%, for the years ended December 31, 2007, 2006 and 2005, respectively.   Costs of goods sold is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin in 2007 as compared to 2006 and in 2006 as compared to 2005 primarily reflects a higher average net sales price per unit for BYETTA and lower unit costs for BYETTA resulting from higher production volumes.  Quarterly fluctuations in gross margins may be influenced by product mix and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $391.0 million, $282.0 million and $171.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.

The $109.0 million increase in 2007 as compared to 2006 reflects the full annual effect of the expansion of our sales force during the fourth quarter of 2006, increased promotional expenses for BYETTA and SYMLIN, increased business infrastructure to support our growth and an increase in stock-based compensation including costs associated with the adoption of our employee stock ownership plan, or ESOP, and increased expense from stock options due to growth in our number of employees.

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

Selling general and administrative expenses are expected to continue to increase in 2008 due to continued investment in promotional activities for BYETTA and SYMLIN, investment in prelaunch education activities for exenatide once-weekly, and increases in business infrastructure to support our growth.

Research and Development Expenses

Currently, our research and development efforts are focused on programs for the treatment of diabetes and obesity in various stages of development.  From inception through 1998, we devoted substantially all of our research and development efforts to SYMLIN.  Beginning in 1999, our research and development costs started to include costs for our other drug candidates, primarily BYETTA and exenatide once weekly.  In 2004 we initiated our program for the treatment of obesity with pramlintide and in 2006 we commenced our INTO clinical research program for obesity.

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

Our research and development expenses are comprised of salaries, benefits, bonus, stock-based compensation; license fees, and milestones under license agreements; costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs.  We charge direct internal and external program costs to the respective development programs.  We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our overall pharmaceutical development capabilities.  These consist primarily of facilities costs and other internally-shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

The following table sets forth information regarding our research and development expenses for our major projects for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Year ended December 31,
	2007	2006	2005
Diabetes (1)	$151.8	$104.5	$62.5
Obesity	44.8	43.9	17.7
Research and early-stage programs	41.9	40.8	27.6
Indirect costs	38.1	32.9	24.3
	$276.6	$222.1	$132.1

(1)  Research and development expenses consist primarily of costs associated with Byetta and  exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Increased expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments were $60.2 million, $32.5 million and $14.5 million for the years ended December 31, 2007, 2006 and 2005, respectively

Research and development expenses increased to $276.6 million for the year ended December 31, 2007 from $222.1 million for the year ended December 31, 2006.  The $54.5 million increase in 2007 as compared to 2006 primarily reflects increased expenses associated with our diabetes programs.  The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide once weekly associated with manufacturing scale-up at third-party manufacturers and our manufacturing facility in Ohio and expenses associated with the recently completed comparator study discussed above.

Research and development expenses increased to $222.1 million for the year ended December 31, 2006 from $132.1 million for the year ended December 31, 2005.  The $90.0 million increase in 2006 as compared to 2005 primarily reflects increased expenses associated with our diabetes, obesity, research and early-stage programs, and indirect costs.  The increase in expenses for our diabetes programs primarily reflects costs associated with the development of exenatide once weekly, including the recently completed comparator study discussed above and manufacturing scale-up for exenatide once weekly; and label expansion activities for BYETTA, including costs associated with the recently completed monotherapy study discussed above.  The increase in expenses for our obesity programs primarily reflects costs associated with our acquisition of the rights to leptin from Amgen in early 2006.  The increase in research and early-stage programs primarily reflects costs associated with an increase in discovery research activities.  The increase in indirect costs primarily reflects increased facilities costs to support growth in our research and development activities.

Research and development expenses are expected to continue to increase in 2008 due to increases in the level of our spending on our exenatide franchise, including exenatide once weekly, and investment in our obesity programs.

Collaborative Profit-Sharing

Collaborative profit-sharing was $290.9 million, $194.2 million and $31.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA sales in the United States.

Make-whole Payment on Debt Redemption

In July 2006, we called for the redemption on August 24, 2006 of all our outstanding convertible senior notes due June 2008, or the 2003 Notes, under a provisional redemption based upon the market price of our common stock exceeding certain thresholds.  All holders elected to convert their 2003 Notes into shares of our common stock.  In connection with the conversion, we issued approximately 5.6 million shares, including 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal amount of the 2003 Notes converted less interest actually paid.  In connection with this make-whole payment, we recorded a non-cash, non-operating charge of $7.9 million during the third quarter of 2006.

Interest and Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and investments.  Interest and other income was $47.0 million in 2007, $34.9 million in 2006 and $13.2 million in 2005.  The increase in 2007 compared to 2006 primarily reflects higher average investment balances due to net proceeds of $558.7 million from our 2007 Notes issued in June 2007.  The increase in 2006 primarily reflects higher average cash balances available for investment and higher interest rates in 2006 as compared to 2005.

Interest and other expense consists primarily of interest expense resulting from long-term debt obligations and includes interest payments and the amortization of debt issuance costs.  Interest and other expense was $15.1 million in 2007, $8.5 million in 2006 and $10.7 million in 2005.  The increase in 2007 compared to 2006 primarily reflects an increase in additional interest expense for our 2007 Notes issued in June 2007.  The decrease in 2006 compared to 2005 reflects lower interest expense following the August 2006 redemption of our 2003 Notes.

Net Loss

Our net loss for the year ended December 31, 2007 was $211.1 million compared to $218.9 million in 2006 and $206.8  million in 2005.  The decrease in our net loss in 2007 compared to 2006 primarily reflects increased net product sales and revenues under collaborative agreements, partially offset by increased selling, general, and administrative expenses, increased research and development expenses and increased collaborative profit-sharing discussed above.  The increase in our net loss in 2006, compared to 2005 primarily reflects the increased costs and expenses and decreased revenues under collaborative agreements, partially offset by the increases in net product sales and interest and other income discussed above.

We may incur operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the product sales that we achieve for BYETTA and SYMLIN.  In addition, ongoing and potential increased expenses associated with the commercialization of BYETTA and SYMLIN, and expenses associated with the continuation and potential expansion of our research and development programs, and related support infrastructure may impact our ability to reach profitability in the future.  Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At December 31, 2007, we had $1,130.4 million in cash, cash equivalents and short-term investments, compared to $767.3 million at December 31, 2006.

We used cash of $125.2 million, $126.0 million and $182.0 million for our operating activities in the years ended December 31, 2007, 2006 and 2005, respectively.  Our cash used for operating activities in 2007 included uses of cash due to increases in accounts receivable and inventories of $15.5 million and $40.9 million, respectively.  The increase in accounts receivable reflects growth in our net product sales and the increase in inventories reflects increased inventory purchases to support this growth.  Our cash used for operating activities in 2007 included sources of cash for increases in our current liabilities, including an increase of $28.1 million in accounts payable and accrued liabilities, an increase of $17.2 million in accrued compensation, and an increase of $13.8 million in payable to collaborative partner.  The increase in accounts payable and accrued liabilities primarily reflects growth in our expenses generally, and accounts payable timing differences.  The increase in accrued compensation primarily reflects an accrual of $17.2 million for the 2007 contribution to the ESOP.  The increase in payable to collaborative partner, which represents Lilly’s 50% share of BYETTA gross margins in the United States, reflects increased net product sales for BYETTA and an improvement in gross margins.

Our investing activities used cash of $296.1 million, $425.9 million and $169.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.  Investing activities in all three years consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment.  Purchases of property, plant and equipment increased to $268.7 million in 2007, from $97.9 million in 2006 and $29.6 million in 2005.  The increase in 2007 primarily reflects costs associated with our manufacturing facility for exenatide once weekly and, to a lesser extent, purchases of tenant improvements, computer software, office equipment and scientific equipment to support our growth.  We expect that our capital expenditures will continue to increase in 2008 due primarily to costs associated with ongoing construction of our manufacturing facility for exenatide once weekly.  We expect to complete the commercial-scale manufacturing process in the second half of 2008, at a total cost of approximately $500 million, including costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  Through December 31, 2007, we had expended approximately $262 million associated with the construction of this facility.  The full expansion of this project is dependent upon on the continued progress of exenatide once weekly through the development process.  In addition, we anticipate continued investments in tenant improvements, office equipment and scientific equipment.  The $18.3 million increase in other long-term assets primarily reflects our investments in Psylin, BioSeek and Xenome.

Financing activities provided cash of $776.9 million, $546.5 million and $362.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.  Financing activities in 2007 included $558.7 million in net proceeds from our issuance of $575 million in aggregate principal amount of our 2007 Notes, the exercise of stock options and proceeds from our employee stock purchase plan and proceeds of $30.0 million for a contingent share-settled obligation to Lilly.  The contingent share-settled obligation to Lilly relates to the $30.0 million of milestones received by us in December 2007 for which Lilly is entitled to and elected to convert into shares of our common stock in February 2008.  Financing activities also included $123.5 million of net proceeds related to a term loan provided by the credit agreement entered into in December 2007.

At December 31, 2007, we had $200 million in aggregate principal amount of our 2.5% convertible senior notes due in 2011, or the 2004 Notes, and $575 million of the 2007 Notes outstanding.  The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option.  The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

In December 2007, we entered into a $140 million credit agreement.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The term loan is repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  At December 31, 2007 we had an outstanding balance of $125 million under the term loan and had issued $5.2 million of letters of credit under the revolving credit facility.  Both loans have a final maturity date of December 21, 2010.  Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three, or six months LIBOR term at our election.  We have entered into an interest rate swap agreement which resulted in a fixed interest rate of 5.717% under the term loan.  The interest rate on the credit facility is either LIBOR plus 1.0% or the Bank of America prime rate, at our election.

The following table summarizes our contractual obligations and maturity dates as of December 31, 2007 (in thousands).

	Payments Due by Period
		Less
Contractual		than 1		4-5	After 5
Obligations	Total	year	2-3 years	years	years
Long-term convertible debt	$775,000	$—	$—	$200,000	$575,000
Interest on long-term convertible debt	129,625	22,250	44,500	37,000	25,875
Long-term note payable	125,000	—	125,000	—	—
Interest on long-term note payable, net of swap transactions (1)	18,312	7,146	11,166	—	—
Inventory purchase obligations (2)	156,647	94,294	58,723	3,630	—
Operating leases	125,804	17,625	29,124	28,728	50,327
Total (3)	$1,330,388	$141,315	$268,513	$269,358	$651,202

(1)    The interest payments shown were calculated using a rate of 5.717%, the net rate from the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)    Includes $100.5 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)    Excludes long-term obligation of $8.6 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $9 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $280 million could be paid over the next ten to fifteen years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the commercialization of BYETTA and SYMLIN; costs associated with the construction of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash primarily in United States Government securities, securities of agencies sponsored by the United States Government, asset-backed securities, mortgage-backed securities and debt instruments of financial institutions and corporations with strong credit ratings.  These instruments have various short-term maturities, and therefore the risk of loss due to interest rate risk is considered to be low.  We do not invest in auction rate securities.  We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments, however we do not utilize such instruments in any material fashion.  Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments.  Our debt is not subject to significant swings in valuation as interest rates on a majority of our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at December 31, 2007 was approximately $250 million and $549 million, respectively.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited Amylin Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amylin Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Amylin Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Amylin Pharmaceuticals, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 22, 2008

Item 9B. Other Information

                None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers and directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the captions “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Certain Transactions” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption contained in “Ratification of Selection of Independent Auditors” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2) Financial Statement Schedules: The following Schedule is filed as part of this annual report on Form 10-K:

Page Number
II. Valuation Accounts	F-28

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Index to Exhibits — See Item 15(b) below.

(b)     Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(5)	3.2	Third Amended and Restated Bylaws of the Registrant.
(11)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
(31)	3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.4.
(15)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(14)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(14)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(20)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(8)	4.6	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(8)	4.7	Form of 2.50% Convertible Senior Note due 2011.
(30)	4.8	Indenture, dated as of June 8, 2007, between Registrant and The Bank of New York Trust Company, N.A. (as Trustee).
(30)	4.9	Registration Rights Agreement, dated as of June 8, 2007, among Registrant, Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(12)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(4)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(29)	10.6	Registrant’s Amended and Restated 2001Employee Stock Purchase Plan.†
(16)	10.7	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).†
(3)	10.8	Phantom Stock Unit Agreement, dated January 4, 1995, between the Registrant and Farview Management Co., L.P.†
(6)(2)	10.9	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(7)	10.10	Registrant’s Directors’ Deferred Compensation Plan.†
(17)	10.11	Registrant’s Directors’ Plan Stock Option Agreement, as amended. †
(9)	10.12	Special Form of Incentive Stock Option Agreement the 1991 Stock Option Plan of the Registrant.†
(10)	10.13	Stock Option Agreement dated March 25, 1998, between the Registrant and Joseph C. Cook, Jr.†
(13)(2)	10.14	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(31)	10.15	Registrant’s Amended and Restated Officer Change in Control Severance Benefit Plan.†
(26)	10.16	Registrant’s Amended and Restated 2001 Equity Incentive Plan.†
(15)(2)	10.17	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(15)(2)	10.18	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.

(15)	10.19	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(18)(2)	10.20	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(17)	10.21	Form of Registrant’s 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended. †
(17)	10.22	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended. †
(19)(2)	10.23	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(21)(2)	10.24	Exenatide Manufacturing Agreement dated October 21, 2003, between Registrant and Mallinckrodt Inc.
(21)(2)	10.25	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(22)(2)	10.26	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(22)(2)	10.27	Commercial Supply Agreement dated October 7, 2004 between Registrant and CP Pharmaceuticals Ltd.
(22)(2)	10.28	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
	10.29	Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements. †
(23)	10.30	Description of Registrant’s Executive Cash Bonus Plan. †
(25)(2)	10.31	Amendment to Development and License Agreement dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II.
(24)(2)	10.32	Commercial Supply Agreement dated June 28, 2005, between Registrant and Bachem, Inc.
(27)(2)	10.33	Commercial Supply Agreement dated October 12, 2006 between Registrant and Wockhardt UK (Holdings) Ltd.
(27)(2)	10.34	Amendment to Collaboration Agreement dated October 31, 2006 between Registrant and Eli Lilly and Company.
(28)	10.35	Employment Agreement, dated March 7, 2007, by and between Registrant and Daniel M. Bradbury. †
	10.36	Registrant’s 2001 Non-Qualified Deferred Compensation Plan. †
	10.37	Credit Agreement, dated as of December 21, 2007, among Registrant, The Bank of America, N.A. (as Administrative Agent) and the other lenders set forth therein.
	21.1	Subsidiaries of Registrant.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to page 55.
	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44195) or amendments thereto and incorporated herein by reference.

(2)	Confidential Treatment has been granted by the Securities and Exchange Commission with respect to portions of this agreement.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Filed as an exhibit on Form 8-K dated October 31, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 1998, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)	Filed as an exhibit on Form 8-K dated June 17, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference .

(18)	Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference .

(19)	Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as an exhibit to Amendment 1 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(23)	Filed on Form 8-K dated December 7, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(26)	Filed as an exhibit on Form 8-K dated May 22, 2006 and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.

(29)	Filed as an exhibit on Form 8-K dated May 29, 2007, and incorporated herein by reference.

(30)	Filed as an exhibit on Form 8-K dated June 8, 2007, and incorporated herein by reference.

(31)	Filed as an exhibit on Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.

Date:	February 27, 2008

		By:	/s/ DANIEL M. BRADBURY
Daniel M. Bradbury,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Bradbury and Mark G. Foletta, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL M. BRADBURY	President and Chief Executive Officer	February 27, 2008
Daniel M. Bradbury	(Principal Executive Officer)

/s/ MARK G. FOLETTA	Senior Vice President, Finance and Chief Financial Officer	February 27, 2008
Mark G. Foletta	(Principal Financial and Accounting Officer)

/s/ JOSEPH C. COOK, JR.	Chairman of the Board	February 27, 2008
Joseph C. Cook, Jr.

/s/ ADRIAN ADAMS	Director	February 27, 2008
Adrian Adams

/s/ STEVEN R. ALTMAN	Director	February 27, 2008
Steven R. Altman

/s/ TERESA BECK	Director	February 27, 2008
Teresa Beck

/s/ KARIN EASTHAM	Director	February 27, 2008
Karin Eastham

/s/ JAMES R. GAVIN III, M.D., PHD.	Director	February 27, 2008
James R. Gavin III, M.D., Ph.D.

/s/ GINGER L. GRAHAM	Director	February 27, 2008
Ginger L. Graham

/s/ HOWARD E. GREENE, JR.	Director	February 27, 2008
Howard E. Greene, Jr.

/s/ JAY S. SKYLER, M.D.	Director	February 27, 2008
Jay S. Skyler, M.D., MACP

/s/ JOSEPH P. SULLIVAN	Director	February 27, 2008
Joseph P. Sullivan

/s/ JAMES N. WILSON	Director	February 27, 2008
James N. Wilson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Amylin Pharmaceuticals, Inc., changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amylin Pharmaceuticals, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Diego, California
February 22, 2008

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$422,232	$66,640
Short-term investments	708,183	700,691
Accounts receivable, net	73,579	58,089
Inventories, net	100,214	59,299
Other current assets	32,100	22,098
Total current assets	1,336,308	906,817

Property, plant and equipment, net	390,301	146,779
Other long-term assets, net	28,082	2,870
Debt issuance costs, net	19,520	3,920
	$1,774,211	$1,060,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,530	$36,834
Accrued compensation	56,428	39,251
Payable to collaborative partner	66,116	52,338
Other current liabilities	122,924	71,178
Current portion of deferred revenue	4,286	4,286
Total current liabilities	287,284	203,887

Deferred revenue, net of current portion	3,086	7,372

Other long-term obligations, net of current portion	31,023	13,836

Long-term note payable	125,000	—

Convertible senior notes	775,000	200,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.001 par value, 200,000 shares authorized, 135,044 and 130,458 issued and outstanding at December 31, 2007 and 2006	135	130
Additional paid-in capital	1,987,453	1,857,194
Accumulated deficit	(1,434,320)	(1,223,184)
Accumulated other comprehensive (loss) income	(450)	1,151
Total stockholders’ equity	552,818	635,291
	$1,774,211	$1,060,386

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005

Revenues:
Net product sales	$701,450	$474,038	$86,713
Revenues under collaborative agreements	79,547	36,837	53,761
Total revenues	780,997	510,875	140,474

Costs and expenses:
Cost of goods sold	65,457	50,073	14,784
Selling, general and administrative	390,982	281,950	171,520
Research and development	276,600	222,053	132,128
Collaborative profit-sharing	290,934	194,191	31,359
Total costs and expenses	1,023,973	748,267	349,791

Operating loss	(242,976)	(237,392)	(209,317)

Make-whole payment on debt redemption	—	(7,875)	—
Interest and other income	46,969	34,903	13,214
Interest and other expense	(15,129)	(8,492)	(10,729)
Net loss	$(211,136)	$(218,856)	$(206,832)

Net loss per share — basic and diluted	$(1.59)	$(1.78)	$(1.96)

Shares used in computing net loss per share, basic and diluted	132,621	122,647	105,532

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	Common stock		Additional	Accumulated	Deferred	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	paid-in capital	deficit	compensation	(loss) income	(deficit)
Balance at December 31, 2004	94,489	$94	$710,457	$(797,496)	$(162)	$(263)	$(87,370)
Comprehensive loss:
Net loss	—	—	—	(206,832)	—	—	(206,832)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(204)	(204)
Comprehensive loss							(207,036)
Issuance of common stock upon exercise of options, net	1,548	2	15,977	—	—	—	15,979
Issuance of common stock for other employee benefit plans	226	—	4,135	—	—	—	4,135
Stock-based compensation	—	—	433	—	—	—	433
Issuance of common stock in public offering, net	14,268	15	342,357	—	—	—	342,372
Deferred compensation related to stock options	—	—	589	—	162	—	751
Balance at December 31, 2005	110,531	111	1,073,948	(1,004,328)	—	(467)	69,264
Comprehensive loss:
Net loss	—	—	—	(218,856)	—	—	(218,856)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,618	1,618
Comprehensive loss							(217,238)
Issuance of common stock upon exercise of options, net	2,405	2	31,635	—	—	—	31,637
Issuance of common stock for other employee benefit plans	457	—	10,296	—	—	—	10,296
Employee stock-based compensation	—	—	51,485	—	—	—	51,485
Issuance of common stock for restricted stock awards	8	—	353	—	—	—	353
Conversion of convertible senior notes, net of debt issuance costs	5,377	5	172,972	—	—	—	172,977
Issuance of common stock for make-whole payment	180	—	7,875	—	—	—	7,875
Issuance of common stock in public offering, net	11,500	12	507,518	—	—	—	507,530
Non-employee stock-based compensation	—	—	1,112	—	—	—	1,112
Balance at December 31, 2006	130,458	130	1,857,194	(1,223,184)	—	1,151	635,291
Comprehensive loss:
Net loss	—	—	—	(211,136)	—	—	(211,136)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,601)	(1,601)
Comprehensive loss							(212,737)
Issuance of common stock upon exercise of options, net	2,547	3	37,396	—	—	—	37,399
Issuance of common stock upon exercise of warrants	1,604	2	18,370	—	—	—	18,372
Issuance of common stock for other employee benefit plans	435	—	14,735	—	—	—	14,735
Employee stock-based compensation	—	—	59,064	—	—	—	59,064
Non-employee stock-based compensation	—	—	694	—	—	—	694
Balance at December 31, 2007	135,044	$135	$1,987,453	$(1,434,320)	$—	$(450)	$552,818

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(211,136)	$(218,856)	$(206,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,563	16,228	10,487
Employee stock-based compensation	59,064	51,838	—
Make-whole payment on debt redemption	—	7,875	—
Other non-cash expenses	8,847	4,058	1,535
Changes in operating assets and liabilities:
Accounts receivable, net	(15,490)	(32,389)	(25,700)
Inventories, net	(40,915)	(32,549)	(11,074)
Other current assets	(10,016)	(3,995)	(2,837)
Accounts payable and accrued liabilities	28,101	38,293	27,146
Accrued compensation	17,177	10,129	15,616
Payable to collaborative partner	13,778	35,660	13,887
Deferred revenue	(4,286)	(4,286)	(9,285)
Other assets and liabilities, net	8,153	1,987	5,075
Net cash used in operating activities	(125,160)	(126,007)	(181,982)

Investing activities:
Purchases of short-term investments	(392,155)	(714,772)	(491,927)
Sales and maturities of short-term investments	383,076	386,840	353,415
Purchases of property, plant and equipment, net	(268,674)	(97,925)	(29,639)
Increase in other long-term assets	(18,348)	(33)	(897)
Net cash used in investing activities	(296,101)	(425,890)	(169,048)

Financing activities:
Proceeds from issuance of common stock, net	64,687	546,511	362,486
Proceeds from issuance of convertible debt, net	558,670	—	—
Proceeds from long-term note payable	123,496	—	—
Proceeds from contingent share settled obligation (Note 4)	30,000	—	—
Principal payments on capital leases	—	—	(13)
Net cash provided by financing activities	776,853	546,511	362,473

Increase (decrease) in cash and cash equivalents	355,592	(5,386)	11,443
Cash and cash equivalents at beginning of year	66,640	72,026	60,583
Cash and cash equivalents at end of year	$422,232	$66,640	$72,026

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$9,477	$6,409	$8,398
Interest capitalized	$4,483	$560	$—
Property, plant and equipment additions in other current liabilities at year end	$15,559	$21,219	$—
Common stock issued upon conversion of senior convertible notes	$—	$175,000	$—
Reclassification of debt issuance costs to additional paid-in capital upon conversion of convertible senior notes	$—	$1,980	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico, LLC, Amylin Ohio, LLC, and Amylin Investments, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection primarily to wholesale distributors in the United States, who, in turn, sell primarily to retail pharmacies, pharmacy benefit managers, and government entities.  Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further obligations.  The Company records allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances.  The Company must make significant judgments in determining some of these allowances.  If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

The Company reports all BYETTA and SYMLIN product sales made in the United States.  With respect to BYETTA, the Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (EITF) Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under its contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers, and accordingly, the Company reports all United States products sales of BYETTA.

Revenues Under Collaborative Agreements

Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone, and the expiration of stock conversion rights, if any, associated with such payments.  Amounts received for equalization of development expenses are recognized in the period in which the related expenses are incurred.  Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue.

Collaborative Profit-Sharing

Collaborative profit-sharing represents Lilly’s 50% share of the gross margin for Byetta sales in the United States.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipments are included in cost of goods sold in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries, benefits, bonus, stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs.  Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months.  The Company accrues the costs of services rendered in connection with such activities based on its estimate of management fees, site management and monitoring costs, and data management costs.  Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.  Payments made under certain license and collaboration agreements for milestones achieved are recorded as a liability when the obligation is incurred.

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

Lilly provides funding for 50% of the development and commercialization expenses for BYETTA and exenatide once weekly in the United States pursuant to a global development and commercialization agreement between the parties.  Lilly co-promotes the product with the Company in the United States and manufactures pen devices for the administration of BYETTA.  If Lilly is unable to perform these activities the Company may be unable to meet market demand for its products and could be materially and adversely affected.

The Company is also subject to credit risk from its accounts receivable related to product sales.  The Company sells its products in the United States primarily to wholesale distributors.  The top four of the Company’s customers represented approximately 94% of net product sales in 2007 and 94% of the accounts receivable balance at December 31, 2007.  The Company evaluates the credit worthiness of its customers and generally does not require collateral.  The Company has not experienced any material losses on uncollectible accounts receivable to date.

Net product sales for the years ended December 31, 2007, 2006 and 2005 were $701.5 million, $474.0 million and $86.7 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

The following table provides information regarding net product sales by product (in millions):

	Year ended December 31,
	2007	2006	2005
BYETTA	$636.0	$430.2	$75.2
SYMLIN	65.5	43.8	11.5
	$701.5	$474.0	$86.7

Two of the Company’s wholesaler customers each accounted for more than 10% of total revenues for the year ended December 31, 2007, two of the Company’s wholesaler customers each accounted for more than 10% of total revenues for the year ended December 31, 2006 and three of the Company’s wholesaler customers each accounted for more than 10% of total revenues for the year ended December 31, 2005.  The following table summarizes the percent of the Company’s total revenues that were attributed to each of these three wholesaler customers (as a % of total revenues):

	Year ended December 31,
	2007	2006	2005
AmerisourceBergen Corporation	*	*	11%
McKesson Corporation	37%	36%	23%
Cardinal Health, Inc.	32%	34%	23%

* Less than 10%

The Company invests its excess cash in U.S. Government securities, securities of agencies sponsored by the U.S. Government, asset-backed securities, mortgage-backed securities, and debt instruments of financial institutions and corporations with strong credit ratings.  The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity.  The primary goal of these guidelines is to safeguard principal and they are periodically reviewed.  These guidelines prohibit investments in auction rate securities.  Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents and short-term investments.

Cash and Cash Equivalents

The Company considers instruments with a maturity date of less than 90 days from the date of purchase to be cash equivalents.  Cash and cash equivalents include certificates of deposits underlying letters of credit and cash collateral for derivative financial instruments of $3.5 million and $3.3 million at December 31, 2007 and 2006, respectively.

Short-Term Investments

Short-term investments consist principally of U.S. Government securities, securities of agencies sponsored by the U.S. Government, asset-backed securities, mortgage-backed securities and debt instruments of financial institutions and corporations with strong credit ratings.  The Company’s investments in mortgage-backed securities consist primarily of securities insured or guaranteed by agencies sponsored by the U.S. government.  The Company has classified its debt securities as available-for-sale and they are stated at fair value based upon the most recently traded price of each security at the balance sheet date, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity (deficit).  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.  For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable.  Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate.   Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income.  In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value.  The cost of securities sold is based on the specific-identification method.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks of $12.8 million and $6.6 million at December 31, 2007 and 2006, respectively.  Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets.  Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.2 million at both December 31, 2007 and 2006.

Inventories, net

Inventories are stated at the lower of cost (FIFO) or market, net of valuation allowances for potential excess and/or obsolete material of $5.3 million and $0.4 million at December 31, 2007 and 2006, respectively.  Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SymlinPen(TM) pen injector devices, in-process SYMLIN vials, in-process BYETTA cartridges, and finished goods consists of finished SymlinPen(TM) pen injector devices, finished SYMLIN drug product in vials and BYETTA drug product in a disposable pen/cartridge delivery system.

Property, plant and Equipment

Property, plant and equipment, consisting primarily of construction in process, leasehold improvements, computer software, office equipment and furniture, laboratory equipment, production equipment, land, and building and are recorded at cost.  Depreciation of equipment and software is computed using the straight-line method, over three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.  Depreciation of buildings is computed using the straight-line method, over fifteen or thirty years.  Construction in progress includes costs associated with the Company’s manufacturing facility for exenatide once weekly.  The Company recorded depreciation expense of $19.0 million, $14.3 million, and $8.3 million in the years ended December 31, 2007, 2006 and 2005, respectively.

The Company records impairment losses on property, plant and equipment used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell.  While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2007.

FDA validation costs, which to date relate to the Company’s manufacturing facility for exenatide once weekly, are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their initial intended use, and are amortized over the estimated useful life of the asset.

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

Investments in Unconsolidated Entities

The Company uses the equity method of accounting for investments in other companies that are not controlled by the Company and in which the Company’s interest is generally between 20% and 50% of the voting shares or the Company has significant influence over the entity, or both.  The Company’s share of the income or losses of these entities are included in interest and other expense or interest and other income, and the investments which have a net book value of $15.7 million at December 31, 2007 are included in other long-term assets.  The Company recorded $1.8 million for its share of equity method investee losses during the year ended December 31, 2007.  The Company did not have any equity method investments at December 31, 2006.

Patents

The Company has filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries.  Certain legal and related costs incurred in connection with pending patent applications have been capitalized.  Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued.  Gross capitalized patent costs were approximately $4.9 million and $4.1 million at December 31, 2007 and 2006, respectively.  Accumulated amortization was approximately $2.2 million and $1.9 million at December 31, 2007 and 2006, respectively.  Patents are classified as other long-term assets in the accompanying consolidated balance sheets.  The Company recorded patent amortization expense of $0.3 million in each of the years ended December 31, 2007, 2006 and 2005.  Capitalized costs related to patent applications are expensed as a selling general and administrative expense in the period during which a determination not to pursue such applications is made.  Such expenses were not material in the years ended December 31, 2007, 2006 and 2005, respectively.

Net Loss Per Share

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period.  Common stock equivalents from stock options and warrants of approximately 6.8 million, 8.0 million and 4.3 million were excluded from the calculation of net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, because the effect would be antidilutive.  In addition, common stock equivalents from shares underlying the Company’s convertible senior notes of  11.1 million, 5.8 million, and 11.2 million were excluded from the net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, because the effect would be antidilutive.  In future periods, if the Company reports net income and the common share equivalents for the Company’s convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Foreign Currency Translation

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year.  Gains and losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the Company’s financial statements for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivative Financial Instruments

The Company mitigates certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments.  Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other income and interest and other expense.  The Company recognized unrealized losses on derivative financial instruments of $0.1 million for the year ended December 31, 2007.  The Company did not have any derivative financial instruments for the years ended December 31, 2006 or 2005.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) SFAS No. 123R, “Share-Based Payment,” which establishes accounting for non-cash, stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period.  The Company adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes.  The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.  Estimated non-cash, compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Stock-Based Compensation Information under SFAS No. 123R

Consistent with the valuation method used for the disclosure-only provisions of SFAS No. 123, the Company uses the Black-Scholes model to estimate the value of non-cash, stock-based payments granted to employees under SFAS No. 123R.

The weighted-average estimated fair value of employee stock options and employee stock purchase rights granted during the year ended December 31, 2007 was $18.09 and $10.01 per share, respectively, and the weighted-average estimated fair value of employee stock options and employee stock purchase rights granted during the year ended December 31, 2006 was $22.07 and $12.83 per share, respectively using the following weighted-average assumptions:

	Years ended
	December 31,
	2007	2006
Stock option plans
Volatility	44.2%	52.4%
Expected life in years	5.4	5.4
Risk-free interest rate	4.7%	4.8%
Dividend yield	—%	—%

Employee stock purchase plan
Volatility	27.9%	43.2%
Expected life in years	0.5	0.5
Risk-free interest rate	4.9%	4.9%
Dividend yield	—%	—%

The Company estimates volatility based upon the historical volatility of its common stock for a period corresponding to the expected term of its employee stock options and the implied volatility of market-traded options on its common stock with various maturities between six months and two years, consistent with the guidance in SFAS No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107.  Prior to January 1, 2006, the Company estimated expected volatility based upon the historical volatility of its common stock for a period corresponding to the expected term of its employee stock options.  The determination to use implied volatility in addition to historical volatility was based upon the availability of actively traded options on the Company’s common stock and the Company’s assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

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

Stock-based compensation expense recognized in accordance with SFAS No. 123R is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures.  The Company estimates forfeitures based upon historical forfeiture rates, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods.  In the Company’s pro-forma disclosures required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $59.1 million, or $0.45 per share, and $51.8 million, or $0.42 per share, of total employee non-cash, stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively, as required by the provisions of SFAS No. 123R.  Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and there was no impact on the Company’s reported cash flows for the years ended December 31, 2007 and 2006.  The breakdown of total employee non-cash, stock-based compensation expense by operating statement classification is presented below (in thousands):

	Year ended
	December 31,
	2007	2006	2005
Selling, general and administrative expenses	$35,420	$28,966	$198
Research and development expenses	$23,644	22,872	235
	$59,064	$51,838	$433

Pro-Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

Prior to January 1, 2006, the Company accounted for stock-based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the pro-forma disclosures required by SFAS No. 123.  Under APB 25, stock-based compensation expense was generally not recorded because the exercise price of stock options granted was equal to the market value of the Company’s common stock on the date of grant, and thus the stock options had no intrinsic value on the date of grant.  Under APB 25, the Company recorded $0.4 million of non-cash, stock-based compensation expense during the year ended December 31, 2005 as a result of modifications to the terms of certain outstanding options.

The weighted-average estimated grant date fair value of employee stock options granted during the year ended December 31, 2005 was $11.51 and the weighted-average estimated grant date fair value of stock purchase rights during the year ended December 31, 2005 was $6.12 using the Black-Scholes model and the following weighted average assumptions:

Year ended
December 31,
2005
Stock option plans
Volatility factor	64%
Weighted-average expected life	5.1
Risk-free interest rate	3.9%
Dividend yield	—%

Employee stock purchase plan
Volatility factor	40%
Weighted-average expected life	0.8
Risk-free interest rate	3.7%
Dividend yield	—%

SFAS No. 123R requires the presentation of pro-forma information for periods prior to the adoption of SFAS No. 123R as if the Company had accounted for all stock-based compensation under the fair value method of SFAS No. 123.  The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the periods presented below (in thousands except per share data):

Year ended
December 31,
2005
Net loss, as reported	$(206,832)
Add: Stock-based employee compensation expense included in reported net loss	433
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,342)
Pro forma net loss	$(246,741)

Net loss per share:
Basic and diluted — as reported	$(1.96)
Basic and diluted — pro forma	$(2.34)

Recently Issued Accounting Standards

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for us beginning in the first quarter of fiscal 2009.  Early adoption is not permitted.  The Company is currently evaluating the impact that adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.”   EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The adoption of EITF Issue No. 07-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  SFAS No. 159 is effective for the Company beginning January 1, 2008, although early adoption is permitted.  The Company is currently evaluating the impact, if any, that adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Investments

The following is a summary of short-term investments as of December 31, 2007 and 2006 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
U.S. Treasury securities and obligations of U.S. Government agencies	$96,246	$385	$(36)	$96,595
Corporate debt securities	408,020	101	(1,576)	406,545
Asset backed securities	138,447	258	(655)	138,050
Mortgage-backed securities	66,676	441	(124)	66,993
Total	$709,389	$1,185	$(2,391)	$708,183

December 31, 2006
U.S. Treasury securities and obligations of U.S. Government agencies	$67,658	$—	$(47)	$67,611
Corporate debt securities	331,881	66	(38)	331,909
Asset backed securities	115,596	238	(33)	115,801
Mortgage-backed securities	182,084	407	(211)	182,280
Debt securities issued by states of the United States and political subdivisions of the states	3,090	—	—	3,090
Total	$700,309	$711	$(329)	$700,691

The gross realized gains on sales of available-for-sale securities totaled approximately $1.1 million, $0.6 million and $0.1 million and the gross realized losses totaled $0.8 million, $0.8 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Contractual maturities of short-term investments at December 31, 2007 were as follows (in thousands):

Fair Value
Due within 1 year	$325,590
After 1 but within 5 years	304,205
After 5 but within 10 years	11,939
After 10 years	66,449
Total	$708,183

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date, which, for the Company includes asset-backed and mortgage-backed securities.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less then 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. government agencies	$162,826	$(36)	$—	$—	$162,826	$(36)
Corporate debt securities	171,471	(614)	77,627	(962)	249,098	(1,576)
Asset backed securities	53,161	(611)	13,275	(44)	66,436	(655)
Mortgage-backed securities	8,801	(76)	11,412	(48)	20,213	(124)
	$396,259	$(1,337)	$102,314	$(1,054)	$498,573	$(2,391)

The unrealized losses on the Company’s investments is due to the increased volatility in the markets impacting the classes of securities the Company invests in and not a deterioration in credit ratings.  The Company’s investments have a short effective duration, and since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

3.              Other Financial Information

Inventories consist of the following (in thousands):

	At December 31,
	2007	2006
Raw materials	$55,706	$37,564
Work-in process	24,463	12,589
Finished goods	20,045	9,146
	$100,214	$59,299

Other current assets consists of the following (in thousands):

	At December 31,
	2007	2006
Prepaid expenses	$15,787	$10,463
Interest and other receivables	5,831	4,889
Other current assets	10,482	6,746
	$32,100	$22,098

Property, plant and equipment consists of the following (in thousands):

	At December 31,
	2007	2006
Land	$7,768	$1,946
Office equipment and furniture	30,680	20,053
Computer software	37,988	17,054
Laboratory equipment	29,985	20,822
Production equipment	11,528	6,940
Leasehold improvements	58,977	23,692
Building	1,150	—
Construction in progress	260,746	86,730
	438,822	177,237
Less accumulated depreciation and amortization	(48,521)	(30,458)
	$390,301	$146,779

Other current liabilities consist of the following (in thousands):

	At December 31,
	2007	2006
Contingent share-settled obligation (1)	$30,000	$—
Accrued research and development contract services	20,107	11,635
Accrued rebate discounts	19,673	9,835
Accrued property, plant and equipment additions	15,559	21,219
Other accrued sales allowances	13,989	10,818
Other current liabilities	23,596	17,671
	$122,924	$71,178

(1)  Represents a liability for $30 million in milestone payments received from Lilly that are convertible into the Company’s common stock (refer to footnote 4).

4.              Collaborative Agreements

Collaboration with Eli Lilly and Company

In September 2002, the Company and Lilly entered into a collaboration agreement for the global development and commercialization of exenatide.  The agreement was amended in 2006.

This agreement includes BYETTA and any sustained release formulations of exenatide such as once weekly exenatide, the Company’s once-weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  In 2005, the Company received United States Food and Drug Administration (FDA) approval for the twice-daily formulation of exenatide, which is marketed in the United States under the trade name BYETTA.  The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States are allocated 80% to Lilly and 20% to us.  Lilly is responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

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

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as exenatide once weekly, of which $75 million have been paid through December 31, 2007.  No additional development milestones may be earned under the collaboration agreement.  In December 2007, the Company received milestone payments of $30 million associated with the results of a thirty week comparator study of exenatide once weekly and BYETTA in patients with type 2 diabetes.  Since the New Drug Application filing for exenatide once weekly did not occur by December 31, 2007, Lilly is entitled to and in February 2008 elected to convert the milestones into shares of the Company’s common stock.  The milestones will be converted into 0.8 million shares of the Company’s common stock at a conversion price equal to $37.9535, the immediately preceding twenty day average closing market price of the Company’s common stock on December 31, 2007.  Due to Lilly’s right to convert these milestones, they were deferred and are included in other current liabilities at December 31, 2007.

Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $40 million have been paid and recorded as revenue through December 31, 2007.

The following table summarizes the milestones received to date and the manner of recognition in the accompanying consolidated financial statements:

Amount	Year Received	Milestone event	Manner of recognition	Type
$30 million	2003	Completion of Phase 3 clinical trials for BYETTA.	Recognized as revenue under collaborative agreements upon receipt.	Development

$5 million	2003	Completion of Phase 3 clinical trials for BYETTA.	Deferred upon receipt and recognized as revenue under collaborative agreements in 2005 following contents of approved label for BYETTA.	Development

$5 million	2004	Results of clinical study comparing BYETTA to insulin-glargine.	Recognized as revenue under collaborative agreements upon filing of BYETTA New Drug Application in 2004.	Development

$30 million	2005	Regulatory approval and commercial launch of BYETTA.	Recognized as revenue under collaborative agreements upon commercial launch of BYETTA in 2005.	Commercial

$5 million	2007	Results of clinical study comparing BYETTA to insulin-glargine.	Recognized as revenue under collaborative agreements upon receipt.	Development

$10 million	2007	Commercial launch of BYETTA in the EU.	Recognized as revenue under collaborative agreements upon commercial launch of BYETTA in 2007.	Commercial

$30 million	2007	Completion of Phase 3 trial for once weekly exenatide.	Deferred upon receipt until stock conversion rights contingency finalized. (1)	Development

(1)  In February 2008, Lilly elected to convert these milestones into shares of the Company’s common stock.

The Company recorded revenue under this collaborative agreement of $78.8 million, $36.8 million and $53.8 million in the years ended December 31, 2007, 2006 and 2005, respectively, and incurred reimbursable development expenses of $100.5 million, $74.7 million and $37.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Reimbursable development expenses consist of direct internal and external expenses for exenatide, including both BYETTA and sustained release formulations.

Collaboration with Alkermes, Inc.

In May 2000, the Company signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of exenatide, or exenatide once weekly.

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

In October 2005, the Company and Alkermes Controlled Therapeutics II, a wholly owned subsidiary of Alkermes, Inc., entered into an Amendment to Development and License Agreement (the “Amendment”), which amends the Development and License Agreement between the parties dated May 15, 2000.  Under the terms of the Amendment, the Company will be responsible for manufacturing for commercial sale the once weekly dosing formulation of exenatide once weekly, if approved.  The royalty to be paid from the Company to Alkermes for commercial sales of exenatide once weekly was adjusted to reflect the new manufacturing arrangement.

In December 2005, the Company’s wholly-owned subsidiary, Amylin Ohio LLC, purchased an existing building and land to house the facility and the Company is responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility.  The Company expects to complete the commercial-scale manufacturing process in the second half of 2008 at a total cost of up to approximately $500 million.  At December 31, 2007 the Company had capitalized $275.1 million associated with the construction of this facility.

Other Collaborations

In connection with its strategic equity investments, the Company has entered into collaborative agreements with certain of its equity method investees.  Collaborative revenues associated with these agreements were $0.7 million for the year ended December 31, 2007.

5.              Commitments and Contingencies

Lease Commitments

The Company leases its facilities under operating leases, with various terms, the majority of which expire between 2015 and 2019.  The minimum annual rent on the Company’s facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs.  For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases.  Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent.  Deferred rent totaled $9.8 million and $6.4 million at December 31, 2007 and 2006, respectively, of which $8.7 million and $5.5 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively.  Certain of the Company’s facility leases contain incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company.  These incentives are recognized as a reduction of rental expense on a straight-line basis over the term of the respective leases.  Unamortized leasehold improvement incentives totaled $14.0 million and $2.6 million at December 31, 2007 and 2006, respectively, of which $12.5 million and $2.3 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively.

The Company leases vehicles for its field force under operating leases, with lease terms up to four years, of which the first year is non-cancellable.  Minimum future payments for the non-cancellable term of these leases are $0.9 million at December 31, 2007.

Minimum future annual obligations for facility and vehicle operating leases for years ending after December 31, 2007 are as follows (in thousands):

2008	$17,625
2009	15,341
2010	13,783
2011	14,186
2012	14,542
Thereafter	50,327
Total minimum lease payments	$125,804

Rent expense for the years ended December 31, 2007, 2006 and 2005, was $16.2 million, $9.8 million and $10.1 million, respectively.

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

As of December 31, 2007, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $288 million in aggregate, of which $9 million are expected to be paid over the next twelve months.

The Company has committed to make future minimum payments to third parties for certain inventories in the normal course of business.  The minimum contractual purchase commitments total $56.1 million as of December 31, 2007, the majority of which relate to BYETTA.

6.              Convertible Senior Notes

In April 2004, the Company issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011 in a private placement, referred to as the 2004 Notes.  The 2004 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.  The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions.  The Company incurred debt issuance costs of $6.4 million in connection with the issuance of the 2004 Notes, which are being amortized to interest expense on a straight-line basis over the term of the 2004 Notes and had a net book value of $3.0 million and $3.9 million at December 31, 2007 and 2006, respectively.  Amortization expense associated with these debt issuance costs were approximately $0.9 million for each of the years ended December 31, 2007, 2006 and 2005.  The fair value of the 2004 Notes, determined by observed market prices, was $249.9 million and $252.0 million at December 31, 2007 and 2006, respectively.

Upon a change in control, the holders of the 2004 Notes may elect to require the Company to re-purchase the 2004 Notes.  The Company may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock the number of shares of common stock a holder will receive will be valued at 95% of the average closing prices of the Company’s common stock for the five-day trading period ending on the third trading day before the purchase date.

In June 2007, the Company issued the 2007 Notes in a private placement, which have an aggregate principal amount of $575 million, and are due June 15, 2014.  The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt.  The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions.  In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change.  The maximum conversion rate is 22.9252, which would result in a maximum issuance 13.2 million shares of common stock if all holders converted at the maximum conversion rate.

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

The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes.  Subject to certain limitations, the Company will be required to pay the holders of the 2007 Notes special interest on the 2007 Notes if the Company fails to keep such registration statement effective during specified time periods.  The 2007 Notes pay interest in cash, semi-annually in arrears on June 15 and December 15 of each year, which began on December 15, 2007.  The Company incurred debt issuance costs of $16.3 million in connection with the issuance of the 2007 Notes, which are being amortized to interest expense on a straight-line basis over the term of the 2007 Notes and had a net book value of $15.0 million at December 31, 2007.  Amortization expense associated with these debt issuance costs was $1.3 million in the year ended December 31, 2007.  The fair value of the 2007 Notes, determined by observed market prices, was $549.3 million at December 31, 2007.

The Company capitalized $4.5 million and $0.6 million of interest expense for the years ended December 31, 2007 and 2006, respectively, associated with construction in progress.

7.              Redemption of Convertible Senior Notes

In June and July 2003, the Company issued $175 million of 2.25% convertible senior notes due June 30, 2008 in a private placement referred to as the 2003 Notes.  The 2003 Notes were convertible into a total of up to 5.4 million shares of common stock at a conversion price of approximately $32.55 per share.  The 2003 notes were provisionally redeemable in whole or in part, at the Company’s option at any time on or after June 30, 2006, upon the satisfaction of certain conditions, at specified redemption prices plus accrued interest.  The Company called the notes for redemption in July 2006 and issued approximately 5.4 million shares of its common stock to note holders upon the conversion of all of the outstanding 2003 Notes in August 2006.  In connection with the conversion, the Company also issued 180,005 shares as a make-whole payment, representing $112.94 per $1,000 principal value of the converted 2003 Notes less interest actually paid.  The Company recorded as a one-time, non-cash, non-operating charge of $7.9 million for the make-whole payment in the quarter ended September 30, 2006.  Debt issuance costs of $5.3 million were incurred in connection with the issuance of the 2003 Notes and were being amortized to interest expense on a straight-line basis over the contractual term of the 2003 Notes.  Amortization expense associated with these debt issuance costs were $0.7 million and $1.0 million in the years ended December 31, 2006 and 2005, respectively.  Upon conversion, the $2.0 million unamortized balance of these related debt issuance costs were reclassified to additional paid-in capital.

8.    Long-Term Note Payable

In December 2007, the Company entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  At December 31, 2007 the Company had an outstanding balance of $125.0 million under the term loan and had issued $5.2 million of letters of credit under the revolving credit facility, primarily in connection with office leases.

The Company’s domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, will be co-borrowers under the credit agreement.  The loans under the revolving credit facility will be secured by substantially all of the Company’s and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The term loan is repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter 12.  Interest on the term loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on the Company’s election of either one, two, three, or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  The Company has elected to use the three month LIBOR, which was 4.85% at December 31, 2007.  Interest periods on the revolving credit facility may be either one, two, three, or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by the Company.  Both loans have a final maturity date of December 21, 2010.

The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents in excess of $400 million, and events of default that permit the administrative agent to accelerate the Company’s outstanding obligations if not cured within applicable grace periods, including nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties, and default under other indebtedness.  In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events.  There is an annual commitment fee associated with the revolving credit facility of 0.25%.

Maturities of long-term debt for years ending after December 31, 2007 are as follows (in thousands):

2008	$—
2009	31,250
2010	93,750
Thereafter	—
Total minimum long-term debt payments	$125,000

The Company incurred debt issuance costs of $1.5 million in connection with the credit agreement, which are being amortized to interest expense on a straight-line basis over the term of the credit agreement and had a net book value of $1.5 million at December 31, 2007.  Amortization expense associated with these debt issuance costs was $15.3 thousand in the year ended December 31, 2007.

 In connection with the execution of the term loan, the Company entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007.  The Company will make payments to a counter-party at 3.967% and receive payments at LIBOR which is reset every three months, the first reset date being December 21, 2007.  Payments will be made on the 21st of each March, June, September, and December, commencing on March 21, 2008 for the period December 21, 2007 through March 21, 2008.  The recognized loss on the interest rate swap for the year ending December 31, 2007 was $0.4 million.  The interest rate swap has resulted in an all-in fixed rate of 5.717% for net interest receipts and payments for the term loan and interest rate swap transactions.

9.              Stockholders’ Equity (Deficit)

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

To date, stock-based compensation awards under the 1991 Plan, the 2001 Plan and the 2003 Directors’ Plan consist primarily of incentive and non-qualified stock options.  Stock options granted under the 2001 Plan and the 2003 Directors’ Plan must have an exercise price equal to at least 100% of the fair market value of the Company’s common stock on the date of grant, have a maximum contractual term of 10 years and generally vest over four years.  At December 31, 2007, an aggregate of 21.2 million shares were reserved for future issuance under the Company’s stock option plans, of which 4.0 million shares were available for future grants.  A summary of stock option transactions for all stock option plans is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2006	16,213	$23.10
Granted	4,092	$38.60
Exercised	(2,585)	$15.16
Cancelled/Forfeited	(553)	$33.00
Options outstanding at December 31, 2007	17,167	$27.67	7.05	$182,916

Options exercisable at December 31, 2007	9,569	$21.64	5.94	$153,915

Options vested and expected to vest	16,376	$27.25	6.97	$180,740

The total intrinsic value of stock options exercised was $72.9 million, $74.8 million and $28.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.  The Company received cash from the exercise of stock options of $37.4 million, $31.6 million, and $16.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.  The Company did not record any tax benefits related to the exercise of employee stock options due to its net loss position.  Upon option exercise, the Company issues new shares of its common stock.

At December 31, 2007, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $113.1 million, with a weighted-average amortization period of 2.5 years.  The Company records non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards’ vesting period.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of the Company’s common stock at the lower of 85% of the fair market value of the Company’s common stock (i) on the employee’s enrollment date or (ii) the purchase date.  The terms of any offerings under the 2001 Purchase Plan are established by the Compensation and Human Resources Committee of the Board of Directors.  In May 2006, the Compensation and Human Resources Committee approved a series of four consecutive six-month offerings commencing on September 1, 2006.  At December 31, 2007, 1.4 million shares were reserved for future issuance under the 2001 Purchase Plan.

The total intrinsic value of purchase rights exercised was $1.5 million, $10.4 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $0.5 million, with a weighted-average amortization period of 0.2 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2007 (in thousands):

Stock Option Plans	21,216
Employee Stock Purchase Plan	1,412
Directors’ Deferred Compensation Plan	12
401(k) Plan	220
Convertible Senior Notes	15,238
38,098

Issuance of Common Stock

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

10.   Benefit Plans

Defined Contribution 401(k) Plan

The Company has a defined contribution 401(k) plan for the benefit of all eligible employees. Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of the Company’s common stock.  The fair market value of matching contributions made by the Company for the benefit of its employees in 2007, 2006 and 2005 were $4.4 million, $6.0 million and $2.7 million, respectively.

Deferred Compensation Plans

In August 1997, the Company adopted a Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferral Plan”) that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of the Company’s common stock, based on the market price of the stock at the time the fees are earned.  Deferred amounts are valued at the fair market value of the Company’s common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets.  Upon termination of service the director’s account is settled in either cash or stock, at the Company’s discretion.  The Company recorded expense associated with this plan of $0.8 million, $0.1 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company adopted a Deferred Compensation Plan in April 2001, which allows officers and directors to defer up to 100% of their annual compensation.  The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices.  The company-owned assets are placed in a “rabbi trust” and are included in other current assets in the accompanying consolidated balance sheets.  The trust assets had a fair value of $9.3 million and $6.1 million at December 31, 2007 and 2006, respectively, including unrealized gains of approximately $0.8 million at both December 31, 2007 and 2006.  Unrealized gains on the trust assets are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.  The corresponding liability was $9.3 million and $6.1 million at December 31, 2007 and 2006, respectively, of which $8.6 million and $6.1 million are included in other long-term liabilities, net of current portion in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively.  The current portion of the corresponding liability is included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2007 and 2006.  Total contributions to this plan, consisting solely of compensation deferred by participants, were $3.0 million, $1.0 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Ownership Plan

In December 2007, the Company adopted an Employee Stock Ownership Plan, or ESOP.  Active employees who are at least 18 years old and have met minimum service requirements are eligible to participate.  Each participant has an account with the ESOP, in which mandatory contributions of 10% of a participant’s eligible compensation are made by the Company.  The Company may make discretionary contributions for any plan year, and contributions are limited to the lesser of 100% of a participant’s plan year compensation and limitations established by the Internal Revenue Service Code (IRS Code). A participant’s compensation primarily includes wages and bonus.

Any cash dividends paid with respect to shares of the Company’s stock allocated to a participant’s account may be used to purchase new shares of the Company’s stock, paid by the Company directly in cash to participants on a non-discriminatory basis.  Any stock dividends paid with respect to shares of the Company’s stock allocated to a participant’s account will be held and distributed in the same manner as the shares of the Company’s stock to which such stock dividend applies.

Participants vest in their accounts over four years of service, at 25% for more than one year of service but less than two years, at 50% for more than two years of service but less than three years, at 75% for more than three years of service but less than four years, and 100% for more than four years of service.  Any forfeitures of non-vested amounts shall be used to restore any rehired employees who previously forfeited their nonvested balance under certain circumstances, or shall be used to reduce future employer contributions and shall be allocated to the participant accounts.  Distributions are made upon termination of employment, when a participant is age 55 and has at least ten years of participation in the ESOP, when the participant is seventy and one-half and is not a five percent owner or the year after a participant is seventy and one-half and is a five percent owner, upon termination of the ESOP, and as necessary by regulatory requirements.

Shares committed to be released or that have been allocated to participant accounts are treated as outstanding shares for calculating earnings per share.  At December 31, 2007 the ESOP held no shares.  The Company accrued approximately $17.2 million at December 31, 2007 of expense for the ESOP for the Company’s 2007 contribution, which is included in other current liabilities in the accompanying consolidated balance sheets, and will be funded by contribution of newly issued shares in 2008.

11.   Income Taxes

The provision (benefit) for income taxes includes the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Current provision:
Federal	$—	$—	$—
State	38	—	—
Foreign	30	17	—
Total current provision	68	17	—

Deferred (benefit) provision:
Federal	—	—	—
State	(1,117)	—	—
Foreign	—	—	—
Total deferred (benefit) provision	(1,117)	—	—

Total (benefit) provision	$(1,049)	$17	$—

These amounts are included in “Interest and other expense” in the consolidated statements of operations.

The deferred state income tax benefit reflects the Texas margin tax (TMT) credit available to offset future margin taxes over the next 19 years.  The Company estimates that its future TMT liability will be based on its gross revenues in Texas, rather than its apportioned taxable income. Therefore, it is more likely than not that the Company’s TMT credit will be recovered and, accordingly, the Company has not established a valuation allowance against this asset.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards.  Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below (in thousands).  A valuation allowance of approximately $585 million has been recognized at December 31, 2007 to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold under SFAS No. 109, “Accounting for Income Taxes.”

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$412,349	$347,257
Research tax credits	58,845	67,667
Capitalized research and development expenses	54,253	73,824
Stock compensation expense	18,011	9,509
Other, net	42,805	36,726
Total deferred tax assets	586,263	534,983
Valuation allowance for deferred tax assets	(585,146)	(534,983)
Net deferred tax assets	$1,117	$—

The net deferred tax assets are included in “Other long-term assets” in the accompanying consolidated balance sheets.

Following is a summary of the Company’s Federal net operating loss carryforwards, Federal research tax credit carryforwards and California net operating loss carryforwards at December 31, 2007 (in thousands):

	Federal net operating loss carryforwards	California net operating loss carryforwards	Federal research and development tax credit carryforwards
Expiring within one year	$18,837	$—	$1,066
After 1 but within 5 years	148,830	20,961	5,048
After 5 but within 10 years	—	498,875	—
After 10 years	998,713	—	59,942
	$1,166,380	$519,836	$66,056

Changes in control have occurred that triggered the limitations of Section 382 of the Internal Revenue Code on the Company’s net operating loss carryforwards.  The Section 382 limitations were immaterial to the Company’s total net operating losses and are reflected in the net operating loss of $1.2 billion presented above.

At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $1.2 billion, which begin to expire in 2008.  The Company also has California net operating loss carryforwards of approximately $520 million, which begin to expire in 2011, and other state net operating loss carryforwards of approximately $231 million, which begin to expire in 2010.  The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes, the prior years’ limitation on California loss carryforwards and apportionment of losses to other states.  The Company has Federal research tax credit carryforwards of $66 million, which begin to expire in 2008, and California research tax credit carryforwards of $28 million, which carry forward indefinitely.

The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows:

	Tax rate for the years ended December 31,
	2007	2006	2005
Federal statutory rate applied to net loss before income tax (benefit) provision	(35.0)%	(35.0)%	(35.0)%
State taxes	—	(4.0)%	(6.6)%
Research and development tax credits	(3.0)%	(3.2)%	(2.2)%
Stock-based compensation	4.2%	4.6%	—
Increase in valuation allowance	30.9%	35.1%	43.4%
Other	2.4%	2.5%	0.4%
Effective tax rate	(0.5)%	—%	—%

The state tax effects during 2007 and 2006 include the expiration of state net operating loss carryforwards.

As a result of the adoption of SFAS No. 123R, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award.  At December 31, 2007, deferred tax assets do not include $44 million of excess tax benefits from stock-based compensation.

Income taxes paid during the years ended December 31, 2007 and 2006 totaled $30 thousand and $17 thousand, respectively.  No income taxes were paid during 2005.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the year ended December 31, 2007 is as follows (in thousands):

2007
Reconciliation of unrecognized tax benefits:
Unrecognized tax benefits related to reductions in tax credits as of January 1, 2007	$23,645
Increase in unrecognized tax benefits related to reductions in tax credits as a result of tax positions taken during a prior period	339
Increase in unrecognized tax benefits related to reductions in tax credits as a result of tax positions taken during the current period	5,929
Unrecognized tax benefits related to reductions in tax credits as of December 31, 2007	$29,913

The balance of unrecognized tax benefits at December 31, 2007 of $29.9 million are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.  The net effect on the deferred tax assets and corresponding decrease in the valuation allowance at December 31, 2007 resulting from unrecognized tax benefits is $19.4 million.  The Company has not recognized any accrued interest and penalties related to unrecognized tax benefits during the years ended December 31, 2007, 2006 and 2005.  The Company is subject to taxation in the United States and various states and foreign jurisdictions.  Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss and credit carryforwards.  The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.  The Company will elect a treatment for interest and penalties when they occur.

12.  Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  Summarized quarterly data for fiscal 2007 and 2006 are as follows (in thousands, except per share data):

	For the quarters ended
	March 31	June 30	September 30	December 31
2007:
Net product sales	$162,003	$167,337	$177,391	$194,719
Revenues under collaborative agreements	9,975	29,616	12,637	27,319
Gross profit from product sales	146,793	152,975	163,641	172,584
Net loss	(49,414)	(45,023)	(39,758)	(76,941)
Basic and diluted net loss per share (1)	$(0.38)	$(0.34)	$(0.30)	$(0.57)

2006:
Net product sales	$75,872	$108,787	$138,798	$150,581
Revenues under collaborative agreements	6,474	9,362	8,219	12,782
Gross profit from product sales	66,128	94,102	124,290	139,445
Net loss	(67,901)	(46,394)	(46,140)	(58,421)
Basic and diluted net loss per share (1)	$(0.61)	$(0.38)	$(0.36)	$(0.45)

(1)           Net loss per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

Schedule II

AMYLIN PHARMACEUTICALS, INC
Schedule II: Valuation Accounts
(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2007
Inventory reserve	$385	7,637	2,695	$5,327
Accounts receivable allowances (1)	$6,558	27,787	21,576	$12,769

Year ended December 31, 2006
Inventory reserve	$1,618	3,481	4,714	$385
Accounts receivable allowances (1)	$1,628	17,203	12,273	$6,558

Year ended December 31, 2005
Inventory reserve	$3,100	1,697	3,179	$1,618
Accounts receivable allowances (1)	$—	3,293	1,665	$1,628

(1) Allowances for prompt payment, product returns, doubtful accounts and wholesaler chargebacks.