Form 10-Q
period 2008-03-31
AMYLIN PHARMACEUTICALS INC
filed 2008-05-02
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 21, 2008
Common Stock, $.001 par value	137,073,350

AMYLIN PHARMACEUTICALS, INC.

TABLE OF CONTENTS

COVER PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$321,743	$422,232
Short-term investments	712,200	708,183
Accounts receivable, net	65,512	73,579
Inventories, net	98,066	100,214
Other current assets	28,768	32,100
Total current assets	1,226,289	1,336,308

Property, plant and equipment, net	476,990	390,301
Other long-term assets, net	27,800	28,082
Debt issuance costs, net	18,730	19,520
	$1,749,809	$1,774,211

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$48,412	$37,530
Accrued compensation	35,050	56,428
Payable to collaborative partner	66,637	66,116
Other current liabilities	105,751	122,924
Current portion of deferred revenue	4,286	4,286
Total current liabilities	260,136	287,284

Deferred revenue, net of current portion	2,015	3,086

Other long-term obligations, net of current portion	34,760	31,023

Long-term note payable	125,000	125,000

Convertible senior notes	775,000	775,000

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized, 137,037 and 135,044 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	137	135
Additional paid-in capital	2,059,473	1,987,453
Accumulated deficit	(1,503,117)	(1,434,320)
Accumulated other comprehensive loss	(3,595)	(450)
Total stockholders’ equity	552,898	552,818
	$1,749,809	$1,774,211

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Net product sales	$178,721	$162,003
Revenues under collaborative agreements	18,516	9,975
Total revenues	197,237	171,978

Costs and expenses:
Cost of goods sold	22,024	15,210
Selling, general and administrative	98,243	87,787
Research and development	77,206	59,564
Collaborative profit sharing	69,901	66,947
Total costs and expenses	267,374	229,508

Operating loss	(70,137)	(57,530)

Interest and other income	11,030	9,404
Interest and other expense	(9,690)	(1,288)
Net loss	$(68,797)	$(49,414)

Net loss per share, basic and diluted	$(0.51)	$(0.38)

Shares used in computing net loss per share, basic and diluted	135,859	131,054

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(68,797)	$(49,414)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,434	4,177
Stock-based compensation	14,062	13,317
Other non-cash expenses, net	967	378
Changes in operating assets and liabilities:
Accounts receivable, net	8,067	(25,583)
Inventories, net	2,148	(6,544)
Other current assets	2,479	(4,579)
Accounts payable and other current liabilities	17,073	9,623
Accrued compensation	(99)	(6,930)
Payable to collaborative partner	521	2,994
Deferred revenue	(1,071)	(1,072)
Other operating assets and liabilities, net	3,217	1,635
Net cash flows used for operating activities	(13,999)	(61,998)

Investing activities:
Purchases of short-term investments	(368,471)	(24,694)
Sales and maturities of short-term investments	362,162	157,012
Purchase of property, plant, and equipment, net	(86,448)	(81,168)
Increase in patents and other long-term assets	(339)	(2,536)
Net cash flows (used for) provided by investing activities	(93,096)	48,614

Financing activities:
Issuance of common stock, net	6,606	12,806
Net cash flows provided by financing activities	6,606	12,806

Decrease in cash and cash equivalents	(100,489)	(578)

Cash and cash equivalents at beginning of period	422,232	66,640
Cash and cash equivalents at end of period	$321,743	$66,062

Supplemental disclosure of cash flow information:
Property, plant, and equipment additions in other current liabilities	$22,196	$12,575

Non-cash financing activities:
Issuance of common stock for contingent share settled obligation	$30,000	$—
Shares contributed as employer 401(k) match	$4,283	$5,819
Shares contributed to employee stock ownership plan	$16,996	$—

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

March 31, 2008
(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2008, and for the three months ended March 31, 2008, and 2007, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as the Company or Amylin) Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenues Under Collaborative Agreements

Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone.  Amounts received for sharing of development expenses are recognized in the period in which the related expenses are incurred. Any amounts received prior to satisfying these revenue recognition criteria will be recorded as deferred revenue.

Collaborative Profit-Sharing

Collaborative profit-sharing represents Lilly’s 50% share of the gross margin for BYETTA sales in the United States.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.3 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively.

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 3.3 million and 6.7 million for the three months ended March 31, 2008 and 2007, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million and 5.8 million for the three months ended March 31, 2008 and 2007, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

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

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007
Selling, general and administrative expenses	$8,332	$7,981
Research and development expenses	5,730	5,336
	$14,062	$13,317

Net stock-based compensation expense, per common share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

The Company recorded $14.1 million and $13.3 million of total non-cash, stock-based compensation expense during the three months ended March 31, 2008 and March 31, 2007, respectively, related to stock-based awards, consisting of stock options and employee stock purchase rights, during those periods.  At March 31, 2008, total unrecognized estimated compensation cost related to non-vested share based awards granted prior to that date was $125.1 million which is expected to be recognized over a weighted-average period of 2.7 years.

In addition to the stock-based compensation discussed above, the Company also recorded $5.4 million of expense associated with its Employee Stock Ownership Plan, or ESOP, during the three months ended March 31, 2008.  There was no expense for the ESOP during the three months ended March 31, 2007 as the ESOP was not adopted until December 2007.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico LLC, Amylin Ohio LLC and Amylin Investments LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.”   EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The Company adopted EITF Issue No. 07-3 on January 1, 2008.  The adoption of EITF Issue No. 07-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  The Company adopted SFAS No. 159 on January 1, 2008.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company adopted SFAS No. 157 on January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

2.              Short-term Investments

The Company’s short-term investments, consisting principally of debt securities are classified as available-for-sale and are stated at fair value based upon observed market prices (level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

3.              Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $7.8 million and $5.3 million at March 31, 2008 and December 31, 2007, respectively. Raw materials consists of bulk drug material, work-in-process primarily consists of in-process SymlinPenTM pen injector devices, in-process SYMLIN vials, in-process BYETTA cartridges, and finished goods consists of finished SymlinPenTM pen injector devices, finished SYMLIN drug product in vials and BYETTA drug product in a disposable pen/cartridge delivery system.

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$60,468	$55,706
Work-in-process	23,211	24,463
Finished goods	14,387	20,045
	$98,066	$100,214

4.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes, the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes, and the $125 million term loan entered into in December 2007.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method, over the contractual term of the notes. The Company incurred total debt issuance costs of $24.3 million in connection with the 2004 Notes, the 2007 Notes and the term loan. Amortization expense of $1.0 million and $0.2 million was recorded in each of the three months ended March 31, 2008 and 2007, respectively.

5.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Contingent share-settled obligation (1)	$—	$30,000
Accrued contract research and development expenses	21,151	20,107
Accrued rebate discounts	24,780	19,673
Accrued property, plant and equipment additions	22,196	15,559
Other accrued sales allowances	13,003	13,989
Other current liabilities	24,621	23,596
	$105,751	$122,924

(1)  Represents a liability for $30 million in convertible milestone payments received from Lilly that converted into approximately 0.8 million shares the Company’s common stock during the quarter ended March 31, 2008.

6.              Comprehensive Loss

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2008, and March 31, 2007, the comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(68,797)	$(49,414)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(3,145)	238
Comprehensive loss	$(71,942)	$(49,176)

7.              Convertible Senior Notes

In June 2007, the Company issued the 2007 Notes, which have an aggregate principal amount of $575 million, and are due June 15, 2014, in a private placement. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change. The maximum conversion rate is 22.9252, which would result in a maximum issuance of 13.2 million shares of common stock if all holders converted at the maximum conversion rate.

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

8.     Long-Term Note Payable

In December 2007, the Company entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The Company had an outstanding balance of $125.0 million under the term loan and had issued $5.9 million of stand-by letters of credit under the revolving credit facility, respectively, primarily in connection with office leases, at both March 31, 2008 and December 31, 2007.

The Company’s domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of the Company’s and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The term loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter 12.  Interest on the term loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on the Company’s election of either one, two, three, or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  The Company has elected to use the three month LIBOR, which was 2.73% and 4.85% at March 31, 2008 and December 31, 2007, respectively.  Interest periods on the revolving credit facility may be either one, two, three, or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by the Company.  Both loans have a final maturity date of December 21, 2010.

The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents, as defined in the agreement, in excess of $400 million, and events of default that permit the administrative agent to accelerate the Company’s outstanding obligations if not cured within applicable grace periods, including nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties, and default under other indebtedness.  In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events.  There is an annual commitment fee associated with the revolving credit facility of 0.25%.

Maturities of long-term note payable for years ending after March 31, 2008 are as follows (in thousands):

2008	$—
2009	31,250
2010	93,750
Thereafter	—
Total minimum long-term debt payments	$125,000

In connection with the execution of the term loan, the Company entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007.  The Company will make payments to a counter-party at 3.967% and receive payments at LIBOR which is reset every three months, the first reset date being March 21, 2008.  Payments will be made on the 21st of each March, June, September, and December, commencing on March 21, 2008 for the period December 21, 2007 through March 21, 2008.  The Company determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy. As of March 31, 2008, the fair value of the interest rate swap agreement was a liability of $4.1 million and the recognized loss on the interest rate swap for the three months ended March 31, 2008 was $3.7 million.  The interest rate swap has resulted in a fixed rate of 5.717% for net interest receipts and payments for the term loan and interest rate swap transactions.

9.     Stockholders’ Equity

In March 2008, the Company contributed approximately 0.7 million newly issued shares of its common stock, valued at $24.87 per share, to the Company’s ESOP for amounts earned by participants during the year ended December 31, 2007.

In February 2008, the Company contributed approximately 0.1 million newly issued shares of its common stock, at $37.00 per share, to the Company’s 401(k) plan for amounts earned by participants during the year ended December 31, 2007.

In February 2008, the Company issued approximately 0.8 million shares of its common stock to Lilly, upon Lilly’s election to convert $30 million of development milestone payments related to exenatide once weekly, received in 2007 at a conversion price of $37.95, which represents the immediately preceding twenty day average closing market price of the Company’s common stock on December 31, 2007 in accordance with the Company and Lilly’s collaboration agreement for exenatide.

10.       Commitments and Contingencies

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

As of March 31, 2008, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $312.9 million in aggregate, of which $4.0 million are expected to be paid over the next twelve months.

The Company has committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total $57.2 million as of March 31, 2008, the majority of which relate to BYETTA.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines.  We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and our collaboration partner, Eli Lilly and Company, or Lilly, launched BYETTA in 22 countries outside of the United States during 2007.  We expect Lilly to continue to launch BYETTA in additional EU member states and other countries in 2008.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics.  We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, a sulfonylurea and/or a thiazolidinedone, or TZD, three common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $158.5 million and $146.5 million for the three months ended March 31, 2008 and 2007, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide.  This agreement includes BYETTA and any sustained-release formulations of exenatide such as exenatide once weekly, our once weekly formulation of exenatide for the treatment of type 2 diabetes.  Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  We began selling SYMLIN in the United States in April 2005.  SYMLIN is approved in the United States for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  In January 2008, we commercially launched the SymlinPenTM 120 and SymlinPenTM 60 pen injector devices in the United States.  These new pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control.  Net product sales of SYMLIN were $20.2 million and $15.5 million for the three months ended March 31, 2008 and 2007, respectively.

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

In addition to our marketed products, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide once weekly.  We are also working with Alkermes and Parsons, Inc., or Parsons, on the construction of a manufacturing facility for exenatide once weekly in Ohio.  We are now manufacturing exenatide once weekly at commercial scale in our facility in Ohio and we plan to begin supplying ongoing and planned clinical trials with this material by the third quarter of 2008.  We are also working aggressively to provide sufficient data to the United States Food and Drug Administration, or FDA, to demonstrate comparability between exenatide once weekly clinical trial material manufactured by our partner,

Alkermes, in its facility and exenatide once weekly produced in our Ohio facility.

We also have other early stage programs for diabetes, obesity, and other therapeutic areas.  We have a number of compounds in development for the potential treatment of obesity which are part of a broader clinical strategy which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  In March 2008, we licensed rights to sustained release technology from Pacira Pharmaceuticals, Inc. for the potential development of sustained release formulations of our early stage obesity and other potential product candidates.

We also maintain an active discovery research program focused on novel peptide therapeutics.  We are actively seeking to in-license additional drug candidates and we have made a number of strategic investments and collaborations for the potential development of additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. We have been unprofitable since inception and may incur additional operating losses for at least the next few years. At March 31, 2008, our accumulated deficit was approximately $1.5 billion.

At March 31, 2008, we had $1.0 billion in cash, cash equivalents and short-term investments.  We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, and actual results, however, they may differ significantly from our estimates.

The financial information as of March 31, 2008, should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 27, 2008.

There were no significant changes in critical accounting policies from those at December 31, 2007.  For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 27, 2008.

Results of Operations

Three Months Ended March 31, 2008

Net Product Sales

Net product sales for the three months ended March 31, 2008 and 2007 were $178.7 million and $162.0 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended March 31,
	2008	2007
BYETTA	$158.5	$146.5
SYMLIN	20.2	15.5
	$178.7	$162.0

The increases in net product sales for BYETTA and SYMLIN in the current period, both of which were launched in the

United States during the second quarter of 2005, reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended March 31, 2008 were $18.5 million compared to $10.0 million for the same period in 2007. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $8.5 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2007 reflects higher cost-sharing payments from Lilly due primarily to increased development expenses for exenatide once weekly. The following table summarizes the components of revenues under collaborative agreements for the three months ended March 31, 2008 and 2007 (in millions):

	Three months ended March 31,
	2008	2007
Amortization of up-front payments	$1.1	$1.1
Cost-sharing payments	17.4	8.9
	$18.5	$10.0

In future periods, revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly for sharing of development costs, possible future milestone payments and the continued amortization of the $30 million portion of the up-front payment received from Lilly upon signing of our collaboration agreement in 2002. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide once weekly and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2008 and 2007 was $22.0 million, representing a gross margin of 88%, and $15.2 million, representing a gross margin of 91%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The decrease in gross margin for the three months ended March 31, 2008, compared to the same period in 2007 primarily reflects increased product costs for BYETTA due to lower production volumes, and product mix, including the introduction of the SymlinPen during the three months ended March 31, 2008, partially offset by a higher net sales price per unit for BYETTA. Quarterly fluctuations in gross margins may be influenced by product mix, pricing, and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $98.2 million for the three months ended March 31, 2008, from $87.8 million for the same period in 2007. The increase primarily reflects higher promotional expenses for BYETTA and  SYMLIN, increased expenses associated with our sales force, prelaunch education activities for exenatide once weekly, and increased business infrastructure to support our growth.

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

Our research and development efforts are focused on diabetes, obesity, and other diseases. We also maintain an active discovery research program. In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing exenatide once weekly, a long acting release formulation of exenatide, the active pharmaceutical ingredient in BYETTA. In obesity, we have a number of compounds in development for the potential treatment of obesity which are part of a broader program which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity. As part of this program, we are currently conducting several clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2008	2007	Increase (Decrease)
Diabetes (1)	$37.7	$28.0	$9.7
Obesity	14.8	13.9	0.9
Research and early-stage programs	13.4	9.1	4.3
Indirect costs	11.3	8.6	2.7
	$77.2	$59.6	$17.6

(1)  Research and development expenses consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Increased expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments were $17.4 million and $8.9 million for the three months ended March 31, 2008 and 2007, respectively.

The $17.6 million increase in research and development expenses for the three months ended March 31, 2008 as compared to the same period in 2007 primarily reflects increased expenses of $9.7 million and $4.3 million for our diabetes programs and our research and early-stage programs, respectively. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide once weekly including costs associated with manufacturing scale up at third party manufacturers and at our manufacturing facility in Ohio.  The increase in expenses for our research and early-stage programs primarily reflects continued investment in our early stage discovery and preclinical research programs.

Collaborative Profit Sharing

Collaborative profit sharing was $69.9 million and $66.9 million for the three months ended March 31, 2008 and 2007, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.  The $3.0 million increase in collaborative profit sharing for the three months ended March 31, 2008 as compared to the same period in 2007 primarily reflects increased net product sales for BYETTA, partially offset by reduced gross margin for BYETTA.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income increased to $11.0 million for the three months ended March 31, 2008, from $9.4 million for the same period in 2007. The increase primarily reflects higher average investment balances due to net proceeds of $559 million from our 2007 Notes issued in June 2007.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended March 31, 2008 consists of interest on our $775 million of outstanding convertible senior notes and our $125 million of outstanding long-term note payable, and the amortization of associated debt issuance costs. Interest and other expense was $9.7 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase reflects additional interest expense for our 2007 Notes issued in June 2007 and long-term note payable entered into in December 2007 and recognized losses on an interest rate swap associated with the long-term note payable.

Net Loss

Our net loss for the three months ended March 31, 2008 was $68.8 million compared to a net loss of $49.4 million for the same period in 2007. The increase in net loss primarily reflects the increased selling, general and administrative expenses, increased research and development expenses, increased collaborative profit-sharing and increased interest and other expense, partially offset by the increased net product sales and the increased revenues under collaborative agreements discussed above.

We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated the development and commercialization of exenatide once weekly, if approved, and expenses associated with the potential expansion of our research and development programs, including our obesity and early-stage development programs, and related support infrastructure, may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At March 31, 2008, we had $1.0 billion in cash, cash equivalents and short-term investments, compared to $1.1 billion at December 31, 2007.  We used cash of $14.0 million and $62.0 million for our operating activities in the three months ended March 31, 2008 and March 31, 2007, respectively.   Our cash used for operating activities in the three months ended March 31, 2008 included sources of cash due to increases in current assets, including decreases in accounts receivable and inventories of $8.1 million and $2.1 million, respectively and an increase in accounts payable of $17.1 million.  The decrease in accounts receivable reflects lower net product sales in the quarter ended March 31, 2008 as compared to the quarter ended December 31, 2007. The increase in accounts payable primarily reflects timing of cash disbursements.

Our investing activities used cash of $93.1 million and provided cash of  $48.6 million in the three months ended March 31, 2008 and March 31, 2007, respectively.  Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant, and equipment.   Purchases of property, plant, and equipment increased to $86.4 million in the three months ended March 31, 2008 from $81.2 million for the three months ended March 31, 2007.  Purchases of property plant and equipment in the three months ended March 31, 2008 and 2007 consists primarily of costs associated with our Ohio manufacturing facility for exenatide once weekly.   We are now manufacturing exenatide once weekly at commercial scale in our facility in Ohio and we plan to begin supplying ongoing and planned clinical trials with this material by the third quarter of 2008. Through March 31, 2008, we had expended approximately $347.1 million associated with the construction of this facility and we expect the total investment to be approximately $500 million by the end of 2008, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  The full expansion of this project is dependent upon on the continued progress of exenatide once weekly through the development process.

Financing activities provided cash of $6.6 million and $12.8 million in the three months ended March 31, 2008 and March 31, 2007, respectively.  Financing activities in the first quarter 2008 represent proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

At March 31, 2008, we had $200 million in aggregate principal amount of our 2.5% convertible senior notes due in 2011, or the 2004 Notes, and $575 million in aggregate principal amount of our 3.0% convertible senior notes due in 2014, or the 2007 Notes, outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

In December 2007, we entered into a $140 million credit agreement.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The term loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  At March 31, 2008 we had an outstanding balance of $125.0 million under the term loan and had issued $5.9 million of stand-by letters of credit under the revolving credit facility.  Both loans have a final maturity date of December 21, 2010.  Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three, or six months LIBOR term at our election.  We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan.  The interest rate on the credit facility is either LIBOR plus 1.0% or the Bank of America prime rate, at our election.

The following table summarizes our contractual obligations and maturity dates as of March 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$—	$200,000	$575,000
Interest payments on long-term convertible debt	129,625	22,250	44,500	37,000	25,875
Long-term note payable	125,000	7,812	117,188	—	—
Interest on long-term note payable, net of swap transactions (1)	16,526	7,147	9,379	—	—
Inventory purchase obligations(2)	136,399	83,196	49,573	3,630	—
Operating lease obligations	130,647	18,592	30,039	30,651	51,365
Total(3)	$1,313,197	$138,997	$250,679	$271,281	$652,240

(1)  The interest payments shown were calculated using a rate of 5.717%, the net rate from the term loan and interest rate swap, on the outstanding principal balance of the term loan

(2)   Includes $86.8 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)   Excludes long-term obligation of $8.4 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $4.0 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $312.9 million could be paid over the next ten to fifteen years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: the amount of product sales we achieve for BYETTA and SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability, and the extent, to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, securities of agencies sponsored by the United States Government, asset-backed securities, mortgage-backed securities and debt instruments of financial institutions and corporations with strong credit ratings.  These instruments have various short-term maturities, and therefore the risk of loss due to interest rate risk is considered to be low.  We do not invest in auction rate securities.  We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments, however we do not utilize such instruments in any material fashion.  Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments.  Our debt is not subject to significant swings in valuation as interest rates on a majority of our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at March 31, 2008 was approximately $219 million and $485 million, respectively.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2008.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $68.8 million for the three months ended March 31, 2008, $211.1 million in 2007, $218.9 million in 2006 and $206.8 million in 2005.  As of March 31, 2008, we had an accumulated deficit of approximately $1.5 billion.  The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations.  We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures.  We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income.  BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates.  We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline.  These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital.  Even if we become profitable, we may not remain profitable.

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

Prior to the launch of BYETTA and SYMLIN in 2005, we had never sold or marketed our own products.  Our ability to generate product revenue for the next few years will depend solely on the success of these products.  The ability of BYETTA and SYMLIN to generate revenue at the levels we expect will depend on many factors, including the following:

•              acceptance of and ongoing satisfaction with these first-in-class medicines in the United States and foreign markets by the medical community, patients receiving therapy and third party payors;

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

In order to manufacture exenatide once weekly on a commercial scale, if it is approved by the FDA, we must design, construct, and commission a new facility and validate the manufacturing process.  We are dependent on Alkermes and Parsons to assist us in the design, construction and commissioning of the manufacturing facility.  We have never established, validated, and operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all.  In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly and to supply us with commercial quantities of the polymer required to manufacture exenatide once weekly.  We also will need to obtain sufficient supplies of diluents, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide once weekly.  Although we are working diligently to qualify the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale.  If we are unable to demonstrate comparability of product, we may not be able to commercially launch exenatide once weekly in a timely manner or at all.

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

Our target patient population for BYETTA includes people with diabetes who have not achieved adequate glycemic control using metformin, sulfonylurea and/or a TZD, three common oral therapies for type 2 diabetes.  Our target population for SYMLIN is people with either type 2 or type 1 diabetes whose therapy includes multiple mealtime insulin injections daily.  Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing.  Various other products are available or in development to treat type 2 diabetes, including:

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration.  If Lilly fails to assist in the further development of exenatide once weekly or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected.  We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide once weekly outside the United States.  Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs.  Lilly can terminate our collaboration at any time upon 60 days’ notice.  If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide once weekly, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds.  If Lilly does not successfully commercialize BYETTA outside the United States we may receive limited or no revenues from them.  In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly.  If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

Our executive officers, directors and major stockholders control approximately 66% of our common stock.

As of March 31, 2008, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 66% of our outstanding common stock.  As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions.  This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Substantial future sales of our common stock by us or our existing stockholders or the conversion of our convertible senior notes to common stock could cause the trading price of our common stock to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the trading price of our common stock to drop.  Likewise, the issuance of shares of common stock upon conversion of our convertible notes or redemption of our convertible notes upon a designated event, or upon additional convertible debt or equity financings or other share issuances by us, including shares issued in connection with potential future strategic alliances, could adversely affect the trading price of our common stock.  Our convertible notes are currently convertible into a total of up to 15.2 million shares. In addition, the existence of these notes may encourage short selling of our common stock by market participants.

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

	High	Low
Year ending December 31, 2008
Second Quarter (through April 18, 2008)	$33.17	$29.00
First Quarter	$37.38	$23.75
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4

Certificate of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

4.2

Rights Agreement, dated as of June 17, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.3

First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4

Second Amendment to Rights Agreement, dated March 31, 2008, between the Registrant and American Stock Transfer and Trust Company (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 13, 2008 and incorporated herein by reference)

4.5	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.6	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Registrant’s Amended and Restated 2001 Equity Incentive Plan

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 2, 2008	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)