Form 10-Q
period 2008-06-30
AMYLIN PHARMACEUTICALS INC
filed 2008-07-31
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 25, 2008
Common Stock, $.001 par value	137,241,585

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$130,818	$422,232
Short-term investments	760,046	708,183
Accounts receivable, net	65,638	73,579
Inventories, net	100,166	100,214
Other current assets	33,480	32,100
Total current assets	1,090,148	1,336,308

Property, plant and equipment, net	548,290	390,301
Other long-term assets, net	27,049	28,082
Debt issuance costs, net	17,781	19,520
	$1,683,268	$1,774,211

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$41,202	$37,530
Accrued compensation	48,369	56,428
Payable to collaborative partner	61,429	66,116
Other current liabilities	89,296	122,924
Current portion of deferred revenue	4,286	4,286
Current portion of long-term note payable	15,625	—
Total current liabilities	260,207	287,284

Other long-term obligations, net of current portion	32,270	31,023

Deferred revenue, net of current portion	943	3,086

Long-term note payable, net of current portion	109,375	125,000

Convertible senior notes	775,000	775,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.001 par value, 450,000 shares authorized, 137,221 and 135,044 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	137	135
Additional paid-in capital	2,077,357	1,987,453
Accumulated deficit	(1,567,933)	(1,434,320)
Accumulated other comprehensive loss	(4,088)	(450)
Total stockholders’ equity	505,473	552,818
	$1,683,268	$1,774,211

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Net product sales	$200,335	$167,337	$379,056	$329,340
Revenues under collaborative agreements	21,684	29,616	40,200	39,591
Total revenues	222,019	196,953	419,256	368,931

Costs and expenses:
Cost of goods sold	24,682	14,362	46,706	29,572
Selling, general and administrative	111,088	93,121	209,331	180,908
Research and development	75,401	71,691	152,607	131,255
Collaborative profit sharing	78,950	70,355	148,851	137,302
Total costs and expenses	290,121	249,529	557,495	479,037

Operating loss	(68,102)	(52,576)	(138,239)	(110,106)

Interest and other income	6,974	9,918	18,004	19,322
Interest and other expense	(3,688)	(2,365)	(13,378)	(3,653)
Net loss	$(64,816)	$(45,023)	$(133,613)	$(94,437)

Net loss per share, basic and diluted	$(0.47)	$(0.34)	$(0.98)	$(0.72)

Shares used in computing net loss per share, basic and diluted	137,142	131,774	136,500	131,416

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net loss	$(133,613)	$(94,437)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	15,639	9,042
Stock-based compensation	29,002	29,056
Other non-cash expenses, net	2,124	899
Changes in operating assets and liabilities:
Accounts receivable, net	7,941	3,809
Inventories	48	(18,877)
Other current assets	(2,557)	(10,784)
Accounts payable and accrued liabilities	1,902	21,664
Accrued compensation	13,220	(4,172)
Payable to collaborative partner	(4,687)	5,893
Deferred revenue	(2,143)	(2,143)
Other assets and liabilities, net	438	5,832
Net cash flows used for operating activities	(72,686)	(54,218)

Investing activities:
Purchases of short-term investments	(642,520)	(291,494)
Sales and maturities of short-term investments	588,196	231,016
Purchase of property, plant and equipment, net	(173,403)	(141,979)
Increase in other long-term assets	(510)	(12,720)
Net cash flows used for investing activities	(228,237)	(215,177)

Financing activities:
Issuance of common stock, net	9,509	23,357
Issuance of convertible senior notes, net	—	558,797
Net cash flows provided by financing activities	9,509	582,154

Change in cash and cash equivalents	(291,414)	312,759

Cash and cash equivalents at beginning of period	422,232	66,640
Cash and cash equivalents at end of period	$130,818	$379,399

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$13,702	$2,759

Non-cash financing activities:
Issuance of common stock for contingent share settled obligation	$30,000	$—
Shares contributed as employer 401(k) match	$4,284	$5,819
Shares contributed to employee stock ownership plan	$16,996	$—

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2008, and for the three month and six month periods ended June 30, 2008 and 2007, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as the Company or Amylin) Annual Report on Form 10-K for the year ended December 31, 2007.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.3 million and $0.2 million at June 30, 2008 and December 31, 2007, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with such activities based on its estimate of management fees, site management and monitoring costs, and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 3.2 million for both the three and six months ended June 30, 2008, and common stock equivalents of 8.1 million and 7.9 million from stock options and warrants for the three and six months ended June 30, 2007, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million for the three and six months ended June 30, 2008, and 8.1 million and 7.0 million for the three and six months ended June 30, 2007, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment,” which establishes accounting for non-cash, stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash, compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation.”

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Selling, general and administrative expenses	$9,054	$9,539	$17,386	$17,520
Research and development expenses	5,886	6,200	11,616	11,536
	$14,940	$15,739	$29,002	$29,056

Net stock-based compensation expense, per common share:
Basic	$0.11	$0.12	$0.21	$0.22
Diluted	$0.11	$0.12	$0.21	$0.22

The Company recorded $14.9 million and $15.7 million of total non-cash, stock-based compensation expense during the three months ended June 30, 2008 and 2007, respectively, and $29.0 million and $29.1 million of total non-cash, stock-based compensation expense during the six months ended June 30, 2008 and 2007, respectively, in all cases related to stock-based awards consisting of stock options and employee stock purchase rights.  At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $112.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.  The Company issued 0.2 million and 0.4 million shares upon the exercise of stock options in the three and six months ended June 30, 2008, respectively.

In addition to the stock-based compensation discussed above, the Company also recorded $5.3 million, of which $3.0 million is including in selling general and administrative expenses, and $2.3 million is included in research and development expenses, and $10.7 million, of which $5.8 million is included in selling general and administrative expenses, and $4.9 million is included in research and development expenses, of expense associated with its Employee Stock Ownership Plan, or ESOP, during the three months and six months ended June 30, 2008, respectively.  There was no expense for the ESOP during the three and six months ended June 30, 2007 as the ESOP was not adopted until December 2007.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Puerto Rico LLC, Amylin Ohio LLC, and Amylin Investments LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 (FSP No. APB 14-1), “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 establishes that the liability and equity components of convertible debt instruments within the scope of FSP APB No. 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The carrying amount of the liability component of the convertible debt instrument will be determined by measuring the fair value of a similar liability that does not have an associated equity component.  The carrying value of the equity component will be determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole.  Related transaction costs shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.  The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost using the interest method.  FSP No. APB 14-1 is effective for the Company  on January 1, 2009 and shall be applied retrospectively to all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented recognized as of the beginning of the first period presented.  Early adoption is not permitted.  The Company expects that the adoption of FSP No. APB 14-1 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for the Company on January 1, 2009.  Early adoption is not permitted.  The Company is currently evaluating the impact that adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

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

2.     Short-term Investments

The Company’s short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable.  Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate.  Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

3.                 Inventories

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $8.4 million and $5.3 million at June 30, 2008 and December 31, 2007, respectively. Raw materials consists of bulk drug material for BYETTA and SYMLIN, work-in-process consists of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process Symlin vials, and finished goods consists of BYETTA drug product in a disposable pen/cartridge delivery system,  finished SYMLIN drug product in vials for syringe administration, and finished SYMLIN drug product in a disposable pen/cartridge delivery system.

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$60,159	$55,706
Work-in-process	26,709	24,463
Finished goods	13,298	20,045
	$100,166	$100,214

4.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes, the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes, and a $125 million term loan entered into in December 2007, referred to as the Term Loan.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method over the contractual term of the related debt. The Company incurred total debt issuance costs of $24.3 million in connection with the 2004 Notes, the 2007 Notes and the Term Loan. Amortization expense of $0.9 million and $0.4 million was recorded in each of the three months ended June 30, 2008 and 2007, respectively. Amortization expense of $1.9 and $0.6 million was recorded in each of the six months ended June 30, 2008 and 2007, respectively.

5.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Contingent share-settled obligation (1)	$—	$30,000
Accrued contract research and development expenses	11,956	20,107
Accrued rebate discounts	24,773	19,673
Accrued property, plant and equipment additions	13,702	15,559
Other accrued sales allowances	13,130	13,989
Other current liabilities	25,735	23,596
	$89,296	$122,924

(1)      Represents a liability for $30 million in convertible milestone payments received from Lilly that converted into approximately 0.8 million shares of the Company’s common stock during the three months ended March 31, 2008.

6.              Comprehensive Loss

SFAS No. 130 (SFAS 130), “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and six months ended June 30, 2008 and 2007, the comprehensive loss consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(64,816)	$(45,023)	$(133,613)	$(94,437)
Other comprehensive loss:
Unrealized (loss) gain on investments	(493)	390	(3,638)	628
Comprehensive loss	$(65,309)	$(44,633)	$(137,251)	$(93,809)

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

Subject to certain exceptions, if the Company undergoes a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” holders of the 2007 Notes will, for the duration of the 2007 Notes, have the option to require the Company to repurchase all or any portion of their 2007 Notes. The designated event repurchase price will be 100% of the principal amount of the 2007 Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. The Company will pay cash for all 2007 Notes so repurchased. The Company may not redeem the Notes prior to maturity.

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

Upon a change in control, the holders of the 2004 Notes may elect to require the Company to repurchase the 2004 Notes. The Company may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock the number of shares of common stock a holder will receive will be valued at 95% of the closing prices of the Company’s common stock for the five-day trading period ending on the third day before the purchase date.

The 2004 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.

8.     Long-Term Note Payable

In December 2007, the Company entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The Company had an outstanding balance of $125.0 million under the term loan and had issued $5.6 million and $5.2 million of stand-by letters of credit under the revolving credit facility, respectively, primarily in connection with office leases, at June 30, 2008 and December 31, 2007.

The Company’s domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of the Company’s and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The term loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the term loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on the Company’s election of either one, two, three or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  The Company has elected to use the three month LIBOR rate, which was 2.78% and 4.85% at June 30, 2008 and December 31, 2007, respectively.  Interest periods on the revolving credit facility may be either one, two, three or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by the Company.  Both loans have a final maturity date of December 21, 2010.

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

Maturities of long-term note payable for years ending after June 30, 2008 are as follows (in thousands):

2008	$—
2009	31,250
2010	93,750
Thereafter	—
Total minimum long-term debt payments	$125,000

In connection with the execution of the term loan, the Company entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007.  The Company will make payments to a counter-party at 3.967% and receive payments at LIBOR which is reset every three months, the first reset date being March 21, 2008.  Payments will be made on the 21st of each March, June, September and December, commencing on March 21, 2008 for the period December 21, 2007 through March 21, 2008, and continuing in similar fashion throughout the maturity of the swap, which maturity is coincident with the term loan maturity.  The Company determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy. As of June 30, 2008, the fair value of the interest rate swap agreement was a liability of $1.0 million and the recognized loss on the interest rate swap for the six months ended June 30, 2008 was $0.7 million.  The interest rate swap has resulted in a fixed rate of 5.717% for net interest receipts and payments for the term loan and interest rate swap transactions.

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

In February 2008, the Company issued approximately 0.8 million shares of its common stock to Lilly, upon Lilly’s election to convert $30 million of development milestone payments related to exenatide once weekly, received in 2007 at a conversion price of $37.95, which represents the immediately preceding twenty day average closing market price of the Company’s common stock on December 31, 2007 in accordance with the Company’s exenatide collaboration agreement with Lilly.

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

As of June 30, 2008, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $312.4 million in aggregate, of which $1.8 million are expected to be paid over the next twelve months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $44.0 million as of June 30, 2008.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and our collaboration partner Eli Lilly and Company, or Lilly, has commercially launched BYETTA in more than 30 countries as of June 30, 2008.  We expect Lilly to continue to launch BYETTA in additional EU member states and other countries during 2008.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, sulfonylurea and/or a thiazolidinedone, or TZD, three common oral therapies for type 2 diabetes.  Net product sales of BYETTA were $177.5 million and $152.1 million for the three months ended June 30, 2008 and 2007, respectively, and $336.0 million and $298.6 million for the six months ended June 30, 2008 and 2007, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and any sustained-release formulations of exenatide such as exenatide once weekly, our once weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us.  The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States.  Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met.  We expect royalty payments to commence in 2009.  Lilly is responsible for 100% of the costs related to development of twice-daily BYETTA for sale outside of the United States.  Development costs related to all other exenatide products for sale outside of the United States will continue to be allocated 80% to Lilly and 20% to us.  Lilly will continue to be responsible for commercialization and all of the costs related to commercialization of all exenatide products for sale outside of the United States.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  We began selling SYMLIN in the United States in April 2005.  SYMLIN is approved in the United States for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  In January 2008, we commercially launched the SymlinPenTM 120 and SymlinPenTM 60 pen injector devices in the United States.  These new pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control.  Net product sales of SYMLIN were $22.8 million and $15.2 million for the three months ended June 30, 2008 and 2007, respectively, and $43.1 million and $30.7 million for the six months ended June 30, 2008 and 2007, respectively.

We have a field force of approximately 650 people, after our recent expansion discussed below, dedicated to marketing BYETTA and SYMLIN in the United States.  Our field force includes our specialty and primary care sales forces, a managed care and government affairs organization, a medical science organization and diabetes care specialists.  In addition, Lilly co-promotes BYETTA in the United States.   In May 2008, we amended our United States co-promotion agreement with Lilly, resulting in a 40% increase in the total number of sales representatives promoting BYETTA beginning July 1, 2008.  To achieve this increase, Lilly’s existing third party sales force for Cialis® (tidalafil) will co-promote BYETTA in the United States and Amylin increased the number of sales representatives in its existing primary care sales force by approximately 15%.   In exchange for Lilly sharing in 50% of the costs related to the additional Amylin sales representatives and paying 100% of the costs of the third party sales force discussed above, our primary care sales force will co-promote Cialis in the United States.

In addition to our marketed products, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide once weekly.  We are also working with Alkermes and Parsons, Inc., or Parsons, on the construction of a manufacturing facility for exenatide once weekly in Ohio.  We are now manufacturing exenatide once weekly at commercial scale in our facility in Ohio and we plan to begin supplying ongoing and planned clinical trials with this material in the third quarter of 2008.  During the second quarter of 2008, we held our pre-NDA meeting with the United States Food and Drug Administration, or FDA, to discuss open items for our exenatide once weekly regulatory submission.  We remain on track to submit our NDA for exenatide once weekly to the FDA by the end of the first half of 2009 and we are working aggressively to provide sufficient data to the FDA to demonstrate comparability between exenatide once weekly clinical trial material manufactured by our partner, Alkermes, in its facility and exenatide once weekly produced in our Ohio facility that could allow for an acceleration of the NDA submission.

We also have other early stage programs for diabetes, obesity, and other therapeutic areas.  We have a number of compounds in development for the potential treatment of obesity, which are part of a broader clinical strategy which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  In March 2008, we licensed rights to sustained release technology from Pacira Pharmaceuticals, Inc. for the potential development of sustained release formulations of our early stage obesity and other potential product candidates.

We also maintain an active discovery research program focused on novel peptide therapeutics.  We are actively seeking to in-license additional drug candidates and we have made a number of strategic investments and collaborations for the potential development of additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At June 30, 2008, our accumulated deficit was approximately $1.6 billion.

At June 30, 2008, we had approximately $890.9 million in cash, cash equivalents and short-term investments.  We may not generate positive operating cash flows for at least the next few years and accordingly, we may need to raise additional funds from outside sources. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, our actual results may differ significantly from our estimates.

There were no significant changes in critical accounting policies from those at December 31, 2007.  The financial information as of June 30, 2008, should be read in conjunction with the financial statements for the year ended December 31, 2007, contained in our annual report on Form 10-K filed on February 27, 2008.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 27, 2008.

Results of Operations

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Net Product Sales

Net product sales for the three months ended June 30, 2008 and 2007 were $200.3 million and $167.3 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended June 30,
	2008	2007
BYETTA	$177.5	$152.1
SYMLIN	22.8	15.2
	$200.3	$167.3

The increases in net product sales for BYETTA and SYMLIN in the current period reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended June 30, 2008, were $21.7 million compared to $29.6 million for the same period in 2007. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $7.9 million decrease in revenues under collaborative agreements in the current quarter compared to the same period in 2007 reflects a reduction in milestone revenues partially offset by higher cost-sharing payments from Lilly due primarily to increased development expenses for exenatide once weekly and a higher proportion of total shared development expenses incurred by us.  Milestone revenues for the three months ended June 30, 2007 consisted of $15.0 million in milestones associated primarily with Lilly’s launch of BYETTA in the EU.  There were no milestones earned in the three months ended June 30, 2008.

 The following table summarizes the components of revenues under collaborative agreements for the three months ended June 30, 2008 and 2007 (in millions):

	Three months ended June 30,
	2008	2007
Amortization of up-front payments	$1.1	$1.1
Milestones	—	15.0
Cost-sharing and co-promotion payments	20.6	13.5
	$21.7	$29.6

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

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2008 and 2007 was $24.7 million, representing a gross margin of 88%, and $14.4 million, representing a gross margin of 91%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The decrease in gross margin for the three months ended June 30, 2008, compared to the same period in 2007, primarily reflects increased product costs for BYETTA due to lower production volumes, and product mix, including the introduction of the Symlin Pen, partially offset by higher net sales prices per unit for BYETTA and SYMLIN. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $111.1 million for the three months ended June 30, 2008, from $93.1 million for the same period in 2007. The increase primarily reflects expenses associated with the recent expansion of our sales force, increased promotional expenses for BYETTA and SYMLIN, expenses associated with pre-launch education activities for exenatide once weekly and increases in business infrastructure to support our growth.

Research and Development Expenses

Our research and development costs are comprised of salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs.  We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

Our research and development efforts are focused on diabetes, obesity, and other diseases.  We also maintain an active discovery research program.  In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing exenatide once weekly, a long-acting release formulation of exenatide, the active pharmaceutical ingredient in BYETTA.  In obesity, we have a number of compounds in development for the potential treatment of obesity which are part of a broader program, which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we are currently conducting several clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,
	2008	2007	Increase/(Decrease)
Diabetes (1)	$41.2	$35.5	$5.7
Obesity	12.3	19.7	(7.4)
Research and early-stage programs	9.1	7.1	2.0
Indirect costs	12.8	9.4	3.4
	$75.4	$71.7	$3.7

(1)  Research and development expenses consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Increased expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments were $20.6 million and $13.5 million for the three months ended June 30, 2008 and 2007, respectively.

The $3.7 million increase in research and development expenses for the three months ended June 30, 2008 as compared to the same period in 2007 primarily reflects increased expenses of $5.7 million for our diabetes programs, increased expenses of $3.4 million for indirect costs and increased expenses of $2.0 million for our research and early-stage programs, partially offset by a $7.4 million reduction in our obesity programs. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide once weekly associated with manufacturing scale-up and on-going clinical trials.  The increase in indirect costs primarily reflects increased facilities costs, a portion of which are allocated to research and development expenses.  The increase in expenses for our research and early-stage programs primarily reflects investments in drug delivery platforms.  The decrease in expenses for our obesity programs primarily reflects the fact that expenses for our obesity programs for the three months ended June 30, 2007 included a development milestone for Leptin. There was no comparable expense in the three months ended June 30, 2008.

Collaborative Profit Sharing

Collaborative profit sharing was $79.0 million and $70.4 million for the three months ended June 30, 2008 and 2007, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $7.0 million for the three months ended June 30, 2008, from $9.9 million for the same period in 2007.  The decrease primarily reflects lower interest rates earned on our short-term investments partially offset by higher average short-term investment balances during the three months ended June 30, 2008 as compared to the same period in 2007.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended June 30, 2008 consists of interest on our $775 million of outstanding convertible senior notes and our $125 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $3.7 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively.  The increase in interest and other expense for the three months ended June 30, 2008 reflects additional interest expense for our convertible senior notes issued in June 2007 and long-term note payable entered into in December 2007, partially offset by a recognized gain of approximately $3 million associated with the interest rate swap related to the term loan.  There was no comparable gain in the three months ended June 30, 2007.

Net Loss

Our net loss for the three months ended June 30, 2008 was $64.8 million compared to a net loss of $45.0 million for the same period in 2007. The increase in net loss primarily reflects the increased selling, general and administrative expenses, increased collaborative profit-sharing, the decreased revenues under collaborative arrangements and the increased research and development expenses discussed above, partially offset by increased net product sales discussed above. We may incur operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with potential expansion of our research and development programs, including our obesity and our early-stage development programs, and related support infrastructure, may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Net Product Sales

Net product sales for the six months ended June 30, 2008 and 2007 were $379.1 million and $329.3 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Six months ended June 30,
	2008	2007
BYETTA	$336.0	$298.6
SYMLIN	43.1	30.7
	$379.1	$329.3

The increases in net product sales for BYETTA and SYMLIN in the current period reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the six months ended June 30, 2008 were $40.2 million compared to $39.6 million for the same period in 2007. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $0.6 million increase in revenues under collaborative agreements in the six months ended June 30, 2008 compared to the same period in 2007 reflects higher cost-sharing payments from Lilly due primarily to increased development expenses for exenatide once weekly and a higher proportion of total shared development expenses incurred by us, partially off-set by a reduction in milestone revenues.  Milestone revenues for the six months ended June 30, 2007 consisted of $15.0 million in milestones associated primarily with Lilly’s launch of BYETTA in the EU.  There were no milestones earned in the six months ended June 30, 2008.

The following table summarizes the components of revenues under collaborative agreements for the six months ended June 30, 2008 and 2007 (in millions):

	Six months ended June 30,
	2008	2007
Amortization of up-front payments	$2.1	$2.1
Milestones	—	15.0
Cost-sharing and co-promotion payments	38.1	22.5
	$40.2	$39.6

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2008 and 2007 was $46.7 million, representing a gross margin of 88%, and $29.6 million, representing a gross margin of 91%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The decrease in gross margin for the six months ended June 30, 2008 compared to the same period in 2007 reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2008 discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $209.3 million for the six months ended June 30, 2008, from $180.9 million for the same period in 2007. The increase primarily reflects the same factors that influenced similar fluctuations in the three months ended June 30, 2008 discussed above.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Six months ended June 31,
	2008	2007	Increase/(Decrease)
Diabetes (1)	$81.7	$63.8	$17.9
Obesity	29.3	34.9	(5.6)
Research and early-stage programs	16.5	13.8	2.7
Indirect costs	25.1	18.8	6.3
	$152.6	$131.3	$21.3

(1)          Research and development expenses consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Increased expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments were $38.1 million and $22.5 million for the six months ended June 30, 2008 and 2007, respectively.

The $21.3 million increase in research and development expenses for the six months ended June 30, 2008 as compared to the same period in 2007 primarily reflects increases of $17.9 million for our diabetes programs, $6.3 million for indirect costs, and $2.7 million for our research and early-stage programs, partially offset by a reduction of $5.6 million for our obesity programs. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide once weekly associated with manufacturing scale-up and on-going clinical trials. The increase in indirect costs primarily reflects increased facilities costs, a portion of which are allocated to research and development expenses.  The increase in expenses for our research and early stage programs primarily reflects investments in drug delivery platforms.  The increase in indirect costs primarily reflects increased facilities costs to support our growth, a portion of which is allocated to research and development expenses.  The reduction in expenses for our obesity programs primarily reflects reduced clinical trial costs following the completion of several clinical trials in 2007 conducted as part of our INTO strategy.

Collaborative Profit Sharing

Collaborative profit sharing was $148.9 million and $137.3 million for the six months ended June 30, 2008 and 2007, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $18.0 million for the six months ended June 30, 2008, from $19.3 million for the same period in 2007.  The decrease of $1.3 million primarily reflects lower interest rates, partially offset by higher average investment balances during the six months ended June 30, 2008 as compared to the same period in 2007.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the six months ended June 30, 2008 consists of interest on our $775 million of outstanding convertible senior notes and our $125 million of outstanding long-term note payable, or our term loan, and the amortization of associated debt issuance costs. Interest and other expense was $13.4 million and $3.7 million for the six months ended June 30, 2008 and 2007, respectively.  The increase reflects additional interest expense for our convertible senior notes issued in June 2007 and long-term note payable entered into in December 2007.

Net Loss

Our net loss for the six months ended June 30, 2008 was $133.6 million compared to a net loss of $94.4 million for the same period in 2007. The increase in net loss primarily reflects the increased selling, general and administrative expenses, increased research and development expenses, increased collaborative profit-sharing and increased interest and other expense, partially offset by the increased net product sales and revenues under collaborative agreements discussed above.

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

At June 30, 2008, we had $890.9 million in cash, cash equivalents and short-term investments, compared to $1.1 billion at December 31, 2007.  We used cash of $72.7 million and $54.2 million for our operating activities in the six months ended June 30, 2008 and 2007, respectively.   Our cash used for operating activities in the six months ended June 30, 2008 included a net source of cash of $14.2 million from changes in working capital, due primarily to sources of cash from a decrease in accounts receivable and an increase in accrued compensation of $7.9 million and $13.2 million, respectively, offset by uses of cash from a decrease in payable to collaborative partner and an increase in other current assets of $4.7 million and $2.6 million, respectively.

Our investing activities used cash of $228.2 million and $215.2 million for the six months ended June 30, 2008 and 2007, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets.   Purchases of property, plant and equipment increased to $173.4 million for the six months ended June 30, 2008 from $142.0 million for the six months ended June 30, 2007.  The increase during the six months ended June 30, 2008 primarily reflects costs associated with our manufacturing facility for exenatide once weekly and, to a lesser extent, purchases of tenant improvements, office equipment and scientific equipment to support our growth.  We are now manufacturing exenatide once weekly at commercial scale in our facility in Ohio and we plan to begin supplying ongoing and planned clinical trials with this material during the third quarter of 2008. Through June 30, 2008, we had expended in excess of $400 million associated with the construction of this facility and we expect the total investment to be in excess of $500 million by the end of 2008, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.   We will continue to evaluate potential additional investments in Ohio during the product lifecycle for exenatide once weekly.

Financing activities provided cash of $9.5 million and $582.2 million for the six months ended June 30, 2008 and 2007, respectively.   Financing activities in six months ended June 30, 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

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

In December 2007, we entered into a $140 million credit agreement.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The term loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  At June 30, 2008 we had an outstanding balance of $125.0 million under the term loan and had issued $5.6 million of stand-by letters of credit under the revolving credit facility.  Both loans have a final maturity date of December 21, 2010.  Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election.  We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan.  The interest rate on the credit facility is either LIBOR plus 1.0% or the Bank of America prime rate, at our election.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$200,000	$—	$575,000
Interest payments on long-term convertible debt	118,500	22,250	44,500	34,500	17,250
Long-term note payable	125,000	15,625	109,375	—	—
Interest on long-term note payable, net of swap transactions (1)	14,740	7,035	7,705	—	—
Inventory purchase obligations(2)	130,417	86,879	39,908	3,630	—
Operating lease obligations	166,301	18,571	36,184	38,408	73,138
Total(3)	$1,329,958	$150,360	$437,672	$76,538	$665,388

(1)  The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan

(2)          Includes $86.5 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)          Excludes long-term obligation of $8.4 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $1.8 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $310.7 million could be paid over the next 10 to 15 years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

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

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at June 30, 2008 was approximately $206 million and $470 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                                                     Controls and Procedures

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2008.

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

We have experienced significant operating losses since our inception in 1987, including losses of $133.6 million for the six months ended June 30, 2008, $211.1 million in 2007, $218.9 million in 2006 and $206.8 million in 2005.  As of June 30, 2008, we had an accumulated deficit of approximately $1.6 billion.  The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations.  We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures.  We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income.  BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates.  We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function for BYETTA and SYMLIN and our research and development activities for the other drug candidates in our development pipeline.  These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital.  Even if we become profitable, we may not remain profitable.

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

•                                          TZDs;

•                                          glinides;

•                                          DPP-IV inhibitors;

•                                          incretin/GLP-1 agonists;

•                                          CB-1 antagonists;

•                                          PPARs; and

•                                          alpha-glucosidase inhibitors.

In addition, several companies are developing various approaches, including alternative delivery methods, to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our products will have sufficient advantages to cause health care professionals to adopt them over other products or that our products will offer an economically feasible alternative to other products.  Our products could become obsolete before we recover expenses incurred in developing these products.

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

Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries.  We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.  Alternatively, a third party may successfully challenge or circumvent our patents.  Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.  For example, our SYMLIN AND BYETTA products are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the “Hatch-Waxman Act,” which provides data exclusivity for a certain period of time.  Once this exclusivity period expires, the Hatch-Waxman Act allows generic manufacturers to file Abbreviated New Drug Applications, or ANDAs, with the FDA requesting approval of generic versions of previously-approved products.  For example, a generic pharmaceutical manufacturer could file an ANDA for SYMLIN as early as March 2009 and for BYETTA as early as April 2009.  If an ANDA is filed for one of our approved products prior to expiration of the patents covering those products, it could result in our initiating patent infringement litigation to enforce our rights.  We can provide no assurances that we would prevail in such an action or in any challenge related to our patent rights.

In addition, because patent applications in the United States are maintained, in general, in secrecy for 18 months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions.  Third parties have filed, and in the future are likely to file, patent applications on inventions similar to ours.  From time-to-time we have participated in, and in the future are likely to participate in, interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position.  We have also participated in, and in the future are likely to participate in, opposition proceedings against our patents in other jurisdictions, such as Europe and Australia.  Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

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

Moreover, manufacturing facilities operated by us or by the third-party manufacturers with whom we may contract to manufacture our unapproved drug candidates may not pass an FDA or other regulatory authority preapproval inspection.  Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing these drug candidates.

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

Forecasting future revenues is difficult, especially since we launched our first products in 2005 and the level of market acceptance of these products may change rapidly.  In addition, our customer base is highly concentrated with four customers accounting for most of our net product sales.  Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  As a result, it is reasonably likely that our financial results will fluctuate to an extent that may not meet with market expectations and that also may adversely affect our stock price.  There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

We are exposed to potential risks from legislation requiring companies to evaluate internal control over financial reporting.

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

Each of these provisions, as well as selected provisions of Delaware law, could discourage potential takeover attempts, could adversely affect the trading price of our securities and could cause our management to become entrenched and hard to replace.  In addition to provisions in our charter documents and under Delaware law, an acquisition of our company could be made more difficult by our employee benefits plans and our employee change in control severance plan, under which, in connection with a change in control and termination of employment, stock options held by our employees may become vested and our officers may receive severance benefits.  We also have implemented a stockholder rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis.

Our executive officers, directors and major stockholders control approximately 78% of our common stock.

As of June 30, 2008, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 78% of our outstanding common stock.  As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions.  This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2008
Third Quarter (through July 25, 2008)	$29.57	$24.13
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 30, 2008.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved an increase of 3.5 million shares in the aggregate number of shares of our common stock authorized for issuance under our 2001 Equity Incentive Plan, and (iii) ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

We had 137,058,518 shares of common stock outstanding and entitled to vote as of April 4, 2008, the record date for the Annual Meeting.  At the Annual Meeting, 124,341,882 shares of common stock were present in person or represented by proxy for the four proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors.

Director	Votes in Favor	Votes Withheld
Adrian Adams	116,444,063	7,897,818
Steven R. Altman	116,507,996	7,833,885
Teresa Beck	116,530,336	7,811,545
Daniel M. Bradbury	116,162,509	8,179,372
Joseph C. Cook, Jr.	116,263,036	8,078,845
Karin Eastham	116,403,046	7,938,835
James R. Gavin III, M.D., PhD.	115,234,157	9,107,724
Ginger L. Graham	116,331,797	8,010,084
Howard E. Greene, Jr.	116,447,174	7,894,707
Jay S. Skyler, M.D., MACP	114,779,160	9,562,721
Joseph P. Sullivan	116,528,886	7,812,995
James N. Wilson	115,174,305	9,167,576

Proposal 2:  Approve an increase of 3.5 million shares in the aggregate number of shares of our common stock authorized for issuance under our 2001 Equity Incentive Plan.

Votes in Favor:	74,761,567
Votes Against:	26,716,459
Abstentions:	138,064
Broker Non Vote:	22,725,792

Proposal 3:  Ratification of selection of Ernst & Young LLP as our independent registered public accounting firm.

Votes in Favor:	116,869,889
Votes Against:	862,013
Abstentions:	6,609,980

ITEM 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

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

4.5	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.6	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	First Amendment to Exenatide Manufacturing Agreement, dated January 6, 2006, between the Registrant and Mallinckrodt Inc.

10.2	Amended and Restated Commercial Supply Agreement, dated April 1, 2008, between the Registrant and Wockhardt UK (Holdings) Ltd.*

10.3	Addendum to U.S. Co-Promotion Agreement, dated May 8, 2008, between the Registrant and Eli Lilly and Company*

10.4	Consulting Agreement, dated June 1, 2008, between the Registrant and Alain D. Baron+

10.5	Third Amendment to Exenatide Manufacturing Agreement, dated June 16, 2008, between the Registrant and Mallinckrodt Inc.*

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Indicates a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: July 31, 2008	By:	/S/ MARK G. FOLETTA
Mark G. Foletta, Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)