Form 10-Q
period 2008-09-30
AMYLIN PHARMACEUTICALS INC
filed 2008-11-04
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 28, 2008
Common Stock, $.001 par value	137,617,353

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$196,605	$422,232
Short-term investments	608,846	708,183
Accounts receivable, net	64,130	73,579
Inventories, net	98,508	100,214
Other current assets	28,422	32,100
Total current assets	996,511	1,336,308

Property, plant and equipment, net	600,204	390,301
Other long-term assets, net	19,051	28,082
Debt issuance costs, net	16,832	19,520
	$1,632,598	$1,774,211

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,829	$37,530
Accrued compensation	64,068	56,428
Payable to collaborative partner	60,767	66,116
Other current liabilities	86,650	122,924
Current portion of deferred revenue	4,158	4,286
Current portion of long-term note payable	23,437	—
Total current liabilities	278,909	287,284

Other long-term obligations, net of current portion	32,661	31,023

Deferred revenue, net of current portion	—	3,086

Long-term note payable, net of current portion	101,563	125,000

Convertible senior notes	775,000	775,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.001 par value, 450,000 shares authorized, 137,617 and 135,044 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	138	135
Additional paid-in capital	2,098,503	1,987,453
Accumulated deficit	(1,645,654)	(1,434,320)
Accumulated other comprehensive loss	(8,522)	(450)
Total stockholders’ equity	444,465	552,818
	$1,632,598	$1,774,211

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Net product sales	$201,364	$177,391	$580,420	$506,731
Revenues under collaborative agreements	16,998	12,637	57,198	52,228
Total revenues	218,362	190,028	637,618	558,959

Costs and expenses:
Cost of goods sold	23,395	13,750	70,101	43,322
Selling, general and administrative	99,676	87,718	309,007	268,626
Research and development	73,466	61,457	226,073	192,712
Collaborative profit sharing	80,567	75,026	229,418	212,328
Total costs and expenses	277,104	237,951	834,599	716,988

Operating loss	(58,742)	(47,923)	(196,981)	(158,029)

Interest and other income	3,307	14,239	21,311	33,561
Interest and other expense	(7,343)	(6,074)	(20,721)	(9,727)
Loss on impairment of investments	(14,943)	—	(14,943)	—
Net loss	$(77,721)	$(39,758)	$(211,334)	$(134,195)

Net loss per share, basic and diluted	$(0.57)	$(0.30)	$(1.54)	$(1.02)

Shares used in computing net loss per share, basic and diluted	137,389	132,805	136,799	131,884

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net loss	$(211,334)	$(134,195)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	24,169	14,743
Stock-based compensation	43,011	44,297
Loss on impairment of investments	14,941	—
Other non-cash expenses, net	3,003	2,161
Changes in operating assets and liabilities:
Accounts receivable, net	9,449	(5,066)
Inventories, net	1,706	(44,181)
Other current assets	1,406	(8,990)
Accounts payable and accrued liabilities	2,882	16,593
Accrued compensation	28,919	2,354
Payable to collaborative partner	(5,349)	13,093
Deferred revenue	(3,214)	(3,214)
Other assets and liabilities, net	1,482	14,708
Net cash flows used for operating activities	(88,929)	(87,697)

Investing activities:
Purchases of short-term investments	(712,287)	(328,847)
Sales and maturities of short-term investments	799,917	282,867
Purchases of property, plant and equipment, net	(237,806)	(202,733)
Increase in other long-term assets	(3,144)	(12,639)
Net cash flows used for investing activities	(153,320)	(261,352)

Financing activities:
Issuance of common stock, net	16,622	61,034
Issuance of convertible senior notes, net	—	558,705
Net cash flows provided by financing activities	16,622	619,739

Change in cash and cash equivalents	(225,627)	270,690

Cash and cash equivalents at beginning of period	422,232	66,640
Cash and cash equivalents at end of period	$196,605	$337,330

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$8,703	$21,110

Non-cash financing activities:
Issuance of common stock for contingent share settled obligation	$30,000	$—
Shares contributed as employer 401(k) match	$4,284	$5,819
Shares contributed to employee stock ownership plan	$16,996	$—

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2008, and for the three month and nine month periods ended September 30, 2008 and 2007, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as the Company or Amylin) Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.6 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.

Investments in Unconsolidated Entities

The Company uses the equity method of accounting for investments in other companies that are not controlled by the Company and in which the Company’s interest is generally between 20% and 50% of the voting shares or the Company has significant influence over the entity, or both.  The Company’s share of the income or losses of these entities are included in interest and other income or interest and other expense, and the investments, which have a net book value of $6.4 million and $15.7 million at September 30, 2008 and December 31, 2007, respectively, are included in other long-term assets.  The Company recorded $0.8 million and $0.6 million for its share of equity method investee losses during the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $1.1 million of equity method investee losses during the nine months ended September 30, 2008 and 2007, respectively. The Company recognized an impairment loss of $9.0 million on an equity method investment after assessing the financial and technical performance of the entity in which the investment was made as well as the entity’s ability to raise additional capital in significantly deteriorated financial markets to fund ongoing operations.

Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 2.4 million and 2.9 million for the three and nine months ended September 30, 2008, respectively and common stock equivalents of 7.6 million and 7.0 million from stock options and warrants for the three and nine months ended September 30, 2007, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million for the three and nine months ended September 30, 2008, respectively and 15.2 million and 9.8 million for the three and nine months ended September 30, 2007, respectively, are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment,” which establishes accounting for non-cash stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash stock-based compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation.”

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Selling, general and administrative expenses	$8,590	$9,122	$25,976	$26,642
Research and development expenses	5,419	6,119	17,035	17,655
	$14,009	$15,241	$43,011	$44,297

Net stock-based compensation expense, per common share:
Basic	$0.10	$0.11	$0.31	$0.34
Diluted	$0.10	$0.11	$0.31	$0.34

The Company recorded $14.0 million and $15.2 million of total non-cash stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively, and $43.0 million and $44.3 million of total non-cash stock-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively, in all cases related to stock-based awards consisting of stock options and employee stock purchase rights.  At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $100.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.  The Company issued 0.1 million and 0.5 million shares upon the exercise of stock options in the three and nine months ended September 30, 2008, respectively.

In addition to the stock-based compensation discussed above, the Company also recorded $4.4 million of expense associated with its Employee Stock Ownership Plan, or ESOP, of which $2.6 million is included in selling general and administrative expenses, and $1.8 million is included in research and development expenses, and $15.1 million of expense associated with its ESOP, of which $8.5 million is included in selling general and administrative expenses, and $6.6 million is included in research and development expenses during the three and nine months ended September 30, 2008, respectively.  There was no expense for the ESOP during the three and nine months ended September 30, 2007 as the ESOP was not adopted until December 2007.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Europe Limited, Amylin Ohio LLC and Amylin Investments LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for the Company on January 1, 2009.  Early adoption is not permitted.  The Company is currently evaluating the impact that adoption of SFAS No. 141R and SFAS No. 160 will have on its consolidated financial statements.

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

2.     Short-term Investments

The Company’s short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable.  Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate.  Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

The following is a summary of short-term investments as of September 30, 2008 and December 31, 2007 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
September 30, 2008
U.S. Treasury securities and obligations of U.S. Government agencies	$281,824	$63	$(343)	$281,544
Corporate debt securities	255,623	12	(4,250)	251,385
Asset backed securities	42,487	—	(2,123)	40,364
Mortgage-backed securities	35,917	137	(501)	35,553
Total	$615,851	$212	$(7,217)	$608,846

December 31, 2007
U.S. Treasury securities and obligations of U.S. Government agencies	$96,246	$385	$(36)	$96,595
Corporate debt securities	408,020	101	(1,576)	406,545
Asset backed securities	138,447	258	(655)	138,050
Mortgage-backed securities	66,676	441	(124)	66,993
Total	$709,389	$1,185	$(2,391)	$708,183

(1) Other comprehensive loss included an unrealized loss of $1.5 million and an unrealized gain of $0.8 million on investments underlying the Company’s 2001 Non-Qualified Deferred Compensation Plan at September 30, 2008 and December 31, 2007, respectively.

The Company’s investments had gross unrealized losses of $7.2 million and $2.4 million at September 30, 2008 and December 31, 2007, respectively.  The unrealized losses on the Company’s investments in marketable securities generally relate to liquidity, credit and economic concerns that have depressed security values over the past several months. The Company has the ability and intent to hold these securities to a recovery in fair value, which may be maturity, and considers these unrealized losses to be temporary.  The Company recognized a $5.9 million other-than-temporary impairment loss on an investment in a corporate debt security in the quarter ended September 30, 2008 based upon an assessment of the impact of bankruptcy proceedings of the debt issuer on the recoverability of the Company’s investment.  The Company determined the fair value of this investment using the quoted market price of the security at September 30, 2008.

3.      Inventories

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $9.3 million and $5.3 million at September 30, 2008 and December 31, 2007, respectively. Raw materials consists of bulk drug material for BYETTA and SYMLIN, work-in-process consists of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process SYMLIN vials, and finished goods consists of BYETTA drug product in a disposable pen/cartridge delivery system,  finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$59,599	$55,706
Work-in-process	24,005	24,463
Finished goods	14,904	20,045
	$98,508	$100,214

4.     Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes, the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes, and a $125 million term loan entered into in December 2007, referred to as the Term Loan.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method over the contractual term of the related debt. The Company incurred total debt issuance costs of $24.4 million in connection with the 2004 Notes, the 2007 Notes and the Term Loan. Amortization expense of $0.9 million and $0.8 million was recorded in each of the three months ended September 30, 2008 and 2007, respectively. Amortization expense of $2.8 and $1.4 million was recorded in each of the nine months ended September 30, 2008 and 2007, respectively.

5.     Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Contingent share-settled obligation (1)	$—	$30,000
Accrued contract research and development expenses	9,161	20,107
Accrued rebate discounts	29,307	19,673
Accrued property, plant and equipment additions	8,703	15,559
Other accrued sales allowances	11,389	13,989
Other current liabilities	28,090	23,596
	$86,650	$122,924

(1)  Represents a liability for $30 million in convertible milestone payments received from Lilly that converted into approximately 0.8 million shares of the Company’s common stock during the three months ended March 31, 2008.

6.     Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2008 and 2007,  comprehensive loss consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(77,721)	$(39,758)	$(211,334)	$(134,195)
Other comprehensive loss:
Unrealized (loss) gain on investments	(4,434)	(1,016)	(8,072)	(388)
Comprehensive loss	$(82,155)	$(40,774)	$(219,406)	$(134,583)

7.     Convertible Senior Notes

In June 2007, in a private placement, the Company issued the 2007 Notes, which have an aggregate principal amount of $575 million, and are due June 15, 2014. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of the 2007 Notes that elects to convert its 2007 Notes in connection with such fundamental change. The maximum conversion rate is 22.9252, which would result in a maximum issuance of 13.2 million shares of common stock if all holders converted at the maximum conversion rate.

The 2007 Notes will be convertible into shares of the Company’s common stock unless the Company elects net-share settlement. If net-share settlement is elected by the Company, the Company will satisfy the accreted value of the obligation in cash and will satisfy the excess of conversion value over the accreted value in shares of the Company’s common stock based on a daily conversion value, determined in accordance with the associated indenture agreement, calculated on a proportionate basis for each day of the relevant 20-day observation period. Holders may convert the 2007 Notes only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending March 31, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the 2007 Notes will be convertible at any time on or after April 15, 2014 through the scheduled trading day immediately preceding the maturity date.

Subject to certain exceptions, if the Company undergoes a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” holders of the 2007 Notes will, for the duration of the 2007 Notes, have the option to require the Company to repurchase all or any portion of their 2007 Notes. The designated event repurchase price will be 100% of the principal amount of the 2007 Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. The Company will pay cash for all 2007 Notes so repurchased. The Company may not redeem the 2007 Notes prior to maturity.

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

Upon a change in control, the holders of the 2004 Notes may elect to require the Company to repurchase the 2004 Notes. The Company may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock, the number of shares of common stock a holder will receive will be valued at 95% of the closing prices of the Company’s common stock for the five trading day period ending on the third day before the purchase date.

The 2004 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.

8.     Long-Term Note Payable

In December 2007, the Company entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million Term Loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The Company had an outstanding balance of $125.0 million under the Term Loan and had issued $5.6 million and $5.2 million of stand-by letters of credit under the revolving credit facility primarily in connection with office leases, at September 30, 2008 and December 31, 2007, respectively.

The Company’s domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of the Company’s and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The Term Loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the Term Loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on the Company’s election of either one, two, three or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  The Company has elected to use the three month LIBOR rate, which was 4.05% and 4.85% at September 30, 2008 and December 31, 2007, respectively.  Interest periods on the revolving credit facility may be either one, two, three or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by the Company.  Both loans have a final maturity date of December 21, 2010.

The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents balances, as defined in the agreement, in excess of $400 million, below which certain limitations provided for in the agreement become effective.  The credit agreement also contains certain events of default including unrestricted cash and cash equivalents balances, as defined in the agreement, falling below $280 million, nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and default under other indebtedness that would permit the administrative agent to accelerate the Company’s outstanding obligations if not cured within applicable grace periods.  In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy and other insolvency events.  There is an annual commitment fee associated with the revolving credit facility of 0.25%.

Maturities of long-term notes payable for fiscal years ending after September 30, 2008 are as follows (in thousands):

2008	$—
2009	31,250
2010	93,750
Thereafter	—
Total minimum long-term debt payments	$125,000

In connection with the execution of the Term Loan, the Company entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007.  The Company will make payments to a counter-party at 3.967% and receive payments at LIBOR which is reset every three months following the first reset date of March 21, 2008.  Payments will be made each March, June, September and December, commencing in March 2008 through the maturity of the swap, which maturity is coincident with the Term Loan maturity.  The Company determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy. As of September 30, 2008, the fair value of the interest rate swap agreement was a liability of $1.4 million and the recognized loss on the interest rate swap, which is included in interest and other expense, was $0.4 million and $1.0 million for the three and nine months ended September 30, 2008, respectively.  The interest rate swap has resulted in a fixed rate of 5.717% for net interest receipts and payments for the term loan and interest rate swap transactions.

9.      Stockholders’ Equity

In March 2008, the Company contributed approximately 0.7 million newly issued shares of its common stock, valued at $24.87 per share, to the Company’s ESOP for amounts earned by participants during the year ended December 31, 2007.

In February 2008, the Company contributed approximately 0.1 million newly issued shares of its common stock, valued at $37.00 per share, to the Company’s 401(k) plan for amounts earned by participants during the year ended December 31, 2007.

In February 2008, the Company issued approximately 0.8 million shares of its common stock to Lilly, upon Lilly’s election to convert $30 million of development milestone payments related to exenatide once weekly received in 2007, at a conversion price of $37.95, which represents the average closing market price of the Company’s common stock for the 20 trading day period immediately preceding December 31, 2007, in accordance with the Company’s exenatide collaboration agreement with Lilly.

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

As of September 30, 2008, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $312.4 million in aggregate, of which $1.8 million would be due within the next twelve months.

The Company has committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $35.4 million as of September 30, 2008.

11.   Litigation

From time-to-time the Company becomes involved in various lawsuits, claims and proceedings relating to the conduct of our business, including, for example, those pertaining to product liability, patent infringement and employment claims.  While the Company cannot predict the outcome of any lawsuit, claim or proceeding, the Company believes that the disposition of any pending matters is not likely to have a material affect on our financial condition or liquidity.

12.  Subsequent Events

On October 20, 2008, the Company and Lilly entered into an Exenatide Once Weekly Supply Agreement pursuant to which the Company will supply commercial quantities of exenatide once weekly for sale in the United States, if approved by the United States Food and Drug Administration, or FDA.  In addition, if Lilly receives approval to market the product in jurisdictions outside the United States, the Company will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions

Under the terms of the supply agreement, Lilly made a cash payment of $125 million to the Company, which represents an amount to compensate the Company for the cost of carrying Lilly’s share of the capital investment made in the Company’s manufacturing facility in Ohio.  In addition to the $125 million cash payment, the Company will recover Lilly’s share of the over $500 million capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with the collaboration agreement.  The total amount that will ultimately be recovered from Lilly will be dependent upon the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

On October 20, 2008, the Company and Lilly entered into a loan agreement pursuant to which Lilly will make available to Amylin a $165 million unsecured line of credit that Amylin can draw upon from time to time beginning on December 1, 2009 and ending on June 30, 2011.  Any interest due under the credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter.  All outstanding principal, together with all accrued and unpaid interest shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

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

Overview

Amylin Pharmaceuticals, Inc. is a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005.  BYETTA has also been approved in the European Union, or EU, and our collaboration partner Lilly, has commercially launched BYETTA in more than 30 countries as of September 30, 2008.  Lilly continues to launch BYETTA in additional EU member states and other countries during 2008.

BYETTA is the first and only approved medicine in a new class of compounds called incretin mimetics. We began selling BYETTA in the United States in June 2005.  BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, sulfonylurea and/or a thiazolidinedone, or TZD, three common oral therapies for type 2 diabetes.  In October 2008, BYETTA was added to the American Diabetes Association’s treatment guidelines for type 2 diabetes as a treatment option for physicians to consider following first-line treatment options of lifestyle change and metformin.  Net product sales of BYETTA were $179.9 million and $161.1 million for the three months ended September 30, 2008 and 2007, respectively, and $515.9 million and $459.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

On October 20, 2008 we entered into a commercial supply agreement with Lilly, pursuant to which we will supply exenatide once weekly for sale in the United States, if approved.  In addition we will supply Lilly with commercial quantities of exenatide once weekly for sale by Lilly outside of the United States, if approved.  Under the terms of this agreement, Lilly made a $125 million cash payment to us in October 2008 representing an amount to compensate us for our cost of carrying Lilly’s share of the capital investment in our exenatide once weekly manufacturing facility in Ohio.  We also entered into a loan agreement with Lilly under which we may borrow up to $165 million beginning on December 1, 2009 and ending on June 30, 2011, with maturity no later than June 30, 2014.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics.  We began selling SYMLIN in the United States in April 2005.  SYMLIN is approved in the United States for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control.  In January 2008, we commercially launched the SymlinPenTM 120 and SymlinPenTM 60 pen injector devices in the United States.  These new pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control.  Net product sales of SYMLIN were $21.5 million and $16.3 million for the three months ended September 30, 2008 and 2007, respectively, and $64.5 million and $47.0 million for the nine months ended September 30, 2008 and 2007, respectively.

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

In addition to our marketed products, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide once weekly.  We are also working with Alkermes and Parsons, Inc., or Parsons, on the construction of a manufacturing facility for exenatide once weekly in Ohio.  We are now manufacturing exenatide once weekly at commercial scale in our facility in Ohio and we began supplying ongoing and planned clinical trials with this material in the third quarter of 2008.  During the second quarter of 2008, we held our pre-New Drug Application, or NDA, meeting with the FDA to discuss open items for our exenatide once weekly regulatory submission.  Based on the pre-NDA meeting and our ongoing dialog with the FDA, we continue to believe that the pacing item for an NDA submission is to provide sufficient data to the FDA to demonstrate the comparability between material manufactured by Alkermes in its facility and used in previous clinical studies and the commercial scale material produced in our Ohio facility.  We submitted data from our in vitro in vivo correlation, or IVIVC, studies to the FDA to support this comparability requirement.  We have recently received feedback from the FDA that these data have not met their requirements to demonstrate comparability.  We are continuing discussions with the FDA regarding these data and various alternatives to enable an NDA submission by the end of the first half of 2009.  If we are required to initiate a new clinical study to demonstrate comparability, the timing of the NDA submission would depend on the parameters of the new study, and our submission could be delayed beyond the end of the first half of 2009.

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

Our efforts will remain primarily focused on our near-term opportunities including BYETTA, SYMLIN and exenatide once weekly as well as select investments in our obesity programs. We also maintain an active discovery research program focused on novel peptide therapeutics and we have made a number of strategic investments and collaborations for the potential development of additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At September 30, 2008, our accumulated deficit was approximately $1.6 billion.

At September 30, 2008, we had approximately $805 million in cash, cash equivalents and short-term investments.  Additionally we received a $125 million cash payment from Lilly in October 2008 in connection with the exenatide once weekly supply agreement and have future availability of $165 million pursuant to the loan agreement with Lilly.   Although we may not generate positive operating cash flows for the next few years, we intend to improve our operating results and reduce our use of cash for operating activities from current levels.  Additionally, we expect that our use of cash for capital expenditures will decrease significantly from current levels following the expected completion of our manufacturing facility in Ohio in early 2009.  Therefore, our current business plan does not contemplate the need to raise additional funds from outside sources.  While we believe we have sufficient resources to fund our on-going operations, we will continue to evaluate the performance of our business and strategic opportunities, which may require us to raise additional funds from outside sources in the future.  Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part II, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2007.  The financial information as of September 30, 2008, should be read in conjunction with the financial statements for the year ended December 31, 2007, contained in our annual report on Form 10-K filed on February 27, 2008.

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 27, 2008.

Results of Operations

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Net Product Sales

Net product sales for the three months ended September 30, 2008 and 2007 were $201.4 million and $177.4 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended September 30,
	2008	2007
BYETTA	$179.9	$161.1
SYMLIN	21.5	16.3
	$201.4	$177.4

The increases in net product sales for BYETTA and SYMLIN in the current period primarily reflect continued growth in patient demand.  Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters, including expected label changes for BYETTA, economic factors and other environmental factors.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended September 30, 2008 were $17.0 million, compared to $12.6 million for the same period in 2007. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $4.4 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2007 reflects higher cost-sharing payments from Lilly due primarily to increased development expenses for exenatide once weekly and a higher proportion of total shared development expenses incurred by us.

The following table summarizes the components of revenues under collaborative agreements for the three months ended September 30, 2008 and 2007 (in millions):

	Three months ended September 30,
	2008	2007
Amortization of up-front payments	$1.1	$1.1
Cost-sharing and co-promotion payments	15.9	11.5
	$17.0	$12.6

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

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2008 and 2007 was $23.4 million, representing a gross margin of 88%, and $13.8 million, representing a gross margin of 92%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The decrease in gross margin for the three months ended September 30, 2008, compared to the same period in 2007, primarily reflects increased production costs for BYETTA due to lower production volumes, increases in inventory reserves and product mix, including the introduction of the SYMLIN Pen, partially offset by higher net sales prices per unit for BYETTA and SYMLIN. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $99.7 million for the three months ended September 30, 2008 from $87.7 million for the same period in 2007. The increase primarily reflects expenses associated with the recent expansion of our sales force, continued investment in promotional expenses for BYETTA and SYMLIN and expenses associated with pre-launch education activities for exenatide once weekly.

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

Our research and development efforts are focused on diabetes, obesity and other diseases.  We also maintain an active discovery research program.  In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing exenatide once weekly, a long-acting release formulation of exenatide, the active pharmaceutical ingredient in BYETTA.  In obesity, we have a number of compounds in development for the potential treatment of obesity, which are part of a broader program, which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we are currently conducting clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,
	2008	2007	Increase/(Decrease)
Diabetes (1)	$37.8	$34.6	$3.2
Obesity	14.1	10.2	3.9
Research and early-stage programs	8.1	7.2	0.9
Indirect costs	13.5	9.5	4.0
	$73.5	$61.5	$12.0

(1)  Research and development expenses consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Increased expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments were $15.9 million and $11.6 million for the three months ended September 30, 2008 and 2007, respectively.

The $12.0 million increase in research and development expenses for the three months ended September 30, 2008 as compared to the same period in 2007 primarily reflects increased expenses of $3.2 million for our diabetes programs, increased expenses of $3.9 million for our obesity programs and an increase in indirect costs of $4.0 million. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide once weekly associated with manufacturing scale-up and on-going clinical trials.  The increase in expenses in our obesity programs reflects costs associated with an ongoing clinical trial for our pramlintide/metreleptin combination therapy development program. The increase in indirect costs primarily reflects increased facilities costs, a portion of which are allocated to research and development expenses.

Collaborative Profit Sharing

Collaborative profit sharing was $80.6 million and $75.0 million for the three months ended September 30, 2008 and 2007, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $3.3 million for the three months ended September 30, 2008 from $14.2 million for the same period in 2007.  The decrease primarily reflects lower balances, lower interest rates earned on our short-term investments and an increase in realized losses during the three months ended September 30, 2008 as compared to the same period in 2007.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended September 30, 2008 consists of interest on our $775 million of outstanding convertible senior notes and our $125 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $7.3 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively.  The increase in interest and other expense for the three months ended September 30, 2008 primarily reflects additional interest expense for our long-term note payable entered into in December 2007.

Loss on Impairment of Investments

We recognized a loss on impairment of investments of $14.9 million for the three months ended September 30, 2008.  This primarily represents a recognized $9.0 million other-than-temporary impairment loss on an equity investment in a privately held entity based upon our assessment of the entity’s financial and technical performance and the entity’s ability to raise additional capital in significantly deteriorated financial markets to fund ongoing operations.  We also recognized a $5.9 million other-than-temporary impairment loss on a corporate debt security in our investment portfolio based upon an assessment of the impact of bankruptcy proceedings of the debt issuer on the recoverability of our investment.  There was no comparable expense for the quarter ended September 30, 2007.  At September 30, 2008, gross unrealized losses on our short-term investments were $7.2 million, all of which we determined to be temporary.

Net Loss

Our net loss for the three months ended September 30, 2008 was $77.7 million compared to a net loss of $39.8 million for the same period in 2007. The increase in net loss primarily reflects the increased selling, general and administrative expenses, increased collaborative profit-sharing, increased research and development expenses and the loss on impairment of investments, partially offset by increased net product sales and increased revenues under collaborative arrangements discussed above.  We may incur operating losses for the next few years.  Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA and SYMLIN. In addition, ongoing and potential increased expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with potential expansion of our research and development programs, including our obesity and our early-stage development programs and related support infrastructure, may impact our ability to reach profitability in the future. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Net Product Sales

Net product sales for the nine months ended September 30, 2008 and 2007 were $580.4 million and $506.7 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.  Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters, including expected label changes for BYETTA, economic factors and other environmental factors.

The following table provides information regarding net product sales (in millions):

	Nine months ended September 30,
	2008	2007
BYETTA	$515.9	$459.7
SYMLIN	64.5	47.0
	$580.4	$506.7

The increases in net product sales for BYETTA and SYMLIN in the current period primarily reflect continued growth in patient demand.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the nine months ended September 30, 2008 were $57.2 million compared to $52.2 million for the same period in 2007. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $5.0 million increase in revenues under collaborative agreements in the nine months ended September 30, 2008 compared to the same period in 2007 reflects higher cost-sharing payments from Lilly due primarily to increased development expenses for exenatide once weekly and a higher proportion of total shared development expenses incurred by us, partially off-set by a reduction in milestone revenues.  Milestone revenues for the nine months ended September 30, 2007 consisted of $15.0 million in milestones associated primarily with Lilly’s launch of BYETTA in the EU.  There were no milestones earned in the nine months ended September 30, 2008.

The following table summarizes the components of revenues under collaborative agreements for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine months ended September 30,
	2008	2007
Amortization of up-front payments	$3.2	$3.2
Milestones	—	15.0
Cost-sharing and co-promotion payments	54.0	34.0
	$57.2	$52.2

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2008 and 2007 was $70.1 million, representing a gross margin of 88%, and $43.3 million, representing a gross margin of 91%, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The decrease in gross margin for the nine months ended September 30, 2008 compared to the same period in 2007 reflects the same factors that influenced similar fluctuations in the three months ended September 30, 2008 discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $309.0 million for the nine months ended September 30, 2008 from $268.6 million for the same period in 2007. The increase primarily reflects costs associated with the recent expansion of our sales force, increased promotional activities for BYETTA and SYMLIN and increases in business infrastructure to support our growth.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Nine months ended September 31,
	2008	2007	Increase/(Decrease)
Diabetes (1)	$119.5	$98.3	$21.2
Obesity	43.4	45.1	(1.7)
Research and early-stage programs	24.6	21.0	3.6
Indirect costs	38.6	28.3	10.3
	$226.1	$192.8	$33.4

(1)          Research and development expenses consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Increased expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments were $54.0 million and $34.0 million for the nine months ended September 30, 2008 and 2007, respectively.

The $33.3 million increase in research and development expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily reflects increased expenses of $21.2 million for our diabetes programs and increased expenses of $10.3 million for indirect costs. The increase in expenses for our diabetes programs primarily reflects increased expenses for exenatide once weekly associated with manufacturing scale-up and on-going clinical trials. The increase in indirect costs primarily reflects increased facilities costs, a portion of which are allocated to research and development expenses.

Collaborative Profit Sharing

Collaborative profit sharing was $229.4 million and $212.3 million for the nine months ended September 30, 2008 and 2007, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $21.3 million for the nine months ended September 30, 2008, from $33.6 million for the same period in 2007.  The decrease of $12.3 million primarily reflects lower interest rates, along with lower average investment balances during the nine months ended September 30, 2008 as compared to the same period in 2007.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the nine months ended September 30, 2008 consists of interest on our $775 million of outstanding convertible senior notes and our $125 million of outstanding long-term note payable, or our term loan, and the amortization of associated debt issuance costs. Interest and other expense was $20.7 million and $9.7 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase primarily reflects additional interest expense for our convertible senior notes issued in June 2007 and long-term note payable entered into in December 2007.

Loss on Impairment of Investments

We recognized a loss on impairment of investments of $14.9 million for the nine months ended September 30, 2008.  This primarily represents a recognized $9.0 million other-than-temporary impairment loss on an equity investment in a privately held entity based upon our assessment of the entity’s financial and technical performance and the entity’s ability to raise additional capital in significantly deteriorated financial markets to fund ongoing operations.  We also recognized a $5.9 million other-than-temporary impairment loss on a corporate debt security in our investment portfolio based upon our assessment of the impact of bankruptcy proceedings of the issuer on the recoverability of our investment.  There was no comparable expense for the quarter ended September 30, 2007.  At September 30, 2008, gross unrealized losses on our short-term investments were $7.2 million, all of which we determined to be temporary.

Net Loss

Our net loss for the nine months ended September 30, 2008 was $211.3 million compared to a net loss of $134.2 million for the same period in 2007. The increase in net loss primarily reflects the increased selling, general and administrative expenses, increased research and development expenses, increased collaborative profit-sharing, increased interest and other expense and the loss on impairment of investments, partially offset by increased net product sales and revenues under collaborative agreements discussed above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our BYETTA collaboration with Lilly, reimbursement of SYMLIN development expenses through earlier collaboration agreements and, since the second quarter of 2005, through product sales of BYETTA and SYMLIN.

At September 30, 2008, we had approximately $805 million in cash, cash equivalents and short-term investments, compared to $1.1 billion at December 31, 2007.  Additionally we received a $125 million cash payment from Lilly in October 2008 in connection with the exenatide once-weekly supply agreement and have future availability of $165 million pursuant to the loan agreement with Lilly.  Although we may not generate positive operating cash flows for the next few years we intend to improve our operating results and reduce our use of cash for operating activities from current levels. Additionally, we expect that our use of cash for capital expenditures will decrease significantly following the completion of our manufacturing facility in Ohio in early 2009.  Therefore our current business plan does not contemplate a need to raise additional funds from outside sources however we will continue to evaluate the performance of our business and strategic opportunities which may require us to raise additional funds from outside sources in the future.  We used cash of $88.9 million and $87.7 million for our operating activities in the nine months ended September 30, 2008 and 2007, respectively.   Our cash used for operating activities in the nine months ended September 30, 2008 included a net source of cash of $37.3 million from changes in working capital, due primarily to sources of cash from a decrease in accounts receivable and an increase in accrued compensation of $9.4 million and $28.9 million, respectively, offset by uses of cash from a decrease in payable to collaborative partner and a decrease in deferred revenue of $5.3 million and $3.2 million, respectively.

Our investing activities used cash of $153.3 million and $261.4 million for the nine months ended September 30, 2008 and 2007, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets.   Purchases of property, plant and equipment increased to $237.8 million for the nine months ended September 30, 2008 from $202.7 million for the nine months ended September 30, 2007.  The increase during the nine months ended September 30, 2008 primarily reflects costs associated with our manufacturing facility for exenatide once weekly and, to a lesser extent, purchases of tenant improvements, office equipment and scientific equipment to support our efforts.  We are now manufacturing exenatide once weekly at commercial scale in our facility in Ohio and began supplying ongoing and planned clinical trials with this material during the third quarter of 2008. Through September 30, 2008, we had expended in excess of $473 million associated with the construction of this facility and we expect the total investment to be in excess of $500 million by the end of 2008, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.   We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for exenatide once weekly.

Financing activities provided cash of $16.6 million and $619.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Financing activities in the nine months ended September 30, 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities for the nine months ended September 30, 2007 included proceeds from the exercise of stock options, proceeds from our employee stock purchase plan and $559 million in net proceeds from the issuance of the 2007 Notes.

At September 30, 2008, we had $200 million in aggregate principal amount of our 2.5% convertible senior notes due in 2011, or the 2004 Notes, and $575 million in aggregate principal amount of our 3.0% convertible senior notes due in 2014, or the 2007 Notes, outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

In December 2007, we entered into a $140 million credit agreement.  The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The term loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  At September 30, 2008 we had an outstanding balance of $125 million under the term loan and had issued $5.6 million of stand-by letters of credit under the revolving credit facility.  Both loans have a final maturity date of December 21, 2010.  Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election.  We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan.  The interest rate on the credit facility is either LIBOR plus 1.0% or the Bank of America prime rate, at our election.

On October 20, 2008, we entered into a loan agreement with Lilly pursuant to which Lilly will make available to us a $165 million unsecured line of credit that we can draw upon from time to time beginning on December 1, 2009 and ending on June 30, 2011.  Any interest due under this credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter.  All outstanding principal, together with all accrued and unpaid interest, shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$200,000	$—	$575,000
Interest payments on long-term convertible debt	118,500	22,250	44,500	34,500	17,250
Long-term note payable	125,000	23,437	101,563	—	—
Interest on long-term note payable, net of swap transactions (1)	12,952	6,811	6,141	—	—
Inventory purchase obligations(2)	120,020	85,676	30,714	3,630	—
Operating lease obligations	213,884	22,908	46,014	48,713	96,249
Total(3)	$1,365,356	$161,082	$428,932	$86,843	$688,499

(1)  The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan

(2)   Includes $84.6 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)   Excludes long-term obligation of $7.7 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $1.8 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $310.6 million could be paid over the next 10 to 15 years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: the amount of product sales we and Lilly achieve for BYETTA and we achieve for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; costs associated with an increase in our infrastructure; our ability to receive or need to make milestone payments; our ability, and the extent, to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

ITEM 3.                                                     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities and debt instruments of financial institutions and corporations with strong credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at September 30, 2008 was approximately $184 million and $344 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.                                                     Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2008.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time-to-time we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including, for example, those pertaining to product liability, patent infringement and employment claims.  While we cannot predict the outcome of any lawsuit, claim or proceeding, we believe that the disposition of any pending matters is not likely to have a material affect on our financial condition or liquidity.

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $211.3 million for the nine months ended September 30, 2008, $211.1 million in 2007, $218.9 million in 2006 and $206.8 million in 2005.  As of September 30, 2008, we had an accumulated deficit of approximately $1.6 billion.  The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations.  We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures.  We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income.  BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates.  We may incur substantial operating losses for at least the next few years.  These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital.  Even if we become profitable, we may not remain profitable.

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

Prior to the launch of BYETTA and SYMLIN in 2005, we had never sold or marketed our own products.  Our ability to generate product revenue for the next few years will depend solely on the success of these products.  The ability of BYETTA and SYMLIN to generate revenue at the levels we expect will depend on many factors, including the following:

•                                          acceptance of and ongoing satisfaction with these first-in-class medicines in the United States and foreign markets by the medical community, patients receiving therapy and third party payers;

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

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payers.

The continuing efforts of government, private health insurers and other third-party payers to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity.  In the United States, we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals.  In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products.

Significant uncertainty exists as to the reimbursement status of health care products.  Third-party payers, including Medicare, are challenging the prices charged for medical products and services.  Government and other third-party payers increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval.  Third-party insurance coverage may not be available to patients for BYETTA and/or SYMLIN or any other products we discover and develop.  If government and other third-party payers do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

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

In addition, Lilly can terminate our collaboration for the development and commercialization of BYETTA and sustained-release formulations of exenatide at any time on six months’ notice.

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration.  If Lilly fails to assist in the further development of exenatide once weekly or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected.  We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide once weekly outside the United States.  Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs.  Lilly can terminate our collaboration at any time upon six months’ notice.  If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide once weekly, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds.  If Lilly does not successfully commercialize BYETTA outside the United States we may receive limited or no revenues from them.  In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly.  If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

•                                         Potential acquisitions or investments in complementary technologies or businesses; and

•                                         Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including a $125 million term loan due in 2010 and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011under our 2004 Notes and $575 million is due in 2014 under our 2007 Notes.

If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all.  Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to so in the future, especially given the recent adverse economic and credit conditions.

Our investments in marketable debt securities are subject to credit and market risks that may adversely affect their fair value.

We maintain a portfolio of investments in marketable debt securities which are recorded at fair value.  Although we have established investment guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity, credit rating agencies may reduce the credit quality of our individual holdings which could adversely affect their value.  Lower credit quality and other market events, such as increases in interest rates, and further deterioration in the credit markets may have an adverse effect on the fair value of our investment holdings and cash position.

Our business has a substantial risk of product liability claims, and insurance may not be adequate to cover these claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products.  Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used.  We currently have limited product liability insurance coverage.  We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

Holders of the 2004 and 2007 Notes may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company.  The lenders under the Term Loan may require us to repay outstanding principal and accrued interest due under the Term Loan upon the occurrence of an event of default, which could include, among other things, nonpayment of principle and interest, violation of covenants and a change in control.  We may not have sufficient cash funds to redeem the notes upon a designated event or repay the Term Loan upon an event of default.  We may elect, subject to certain conditions, to pay the redemption price for the 2004 Notes in our common stock or a combination of cash and our common stock.  We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price for the 2004 Notes in our common stock.  In addition, although there are currently no restrictions on our ability to pay the redemption price under our existing debt agreements, future debt agreements may prohibit us from repaying the redemption price of either of the 2004 or 2007 Notes in either cash or common stock.  If we are prohibited from redeeming the 2004 or 2007 Notes, we could seek consent from our lenders to redeem the 2004 or 2007 notes.  If we are unable to obtain their consent, we could attempt to refinance the 2004 or 2007 Notes.  If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the 2004 or 2007 Notes.  If we were unable to redeem the 2004 or 2007 Notes upon a designated event, it would result in an event of default under the indentures governing the 2004 or 2007 Notes.  An event of default under the indentures could result in a further event of default under our other then-existing debt, including the Term Loan.  In addition, the occurrence of a designated event may be an event of default under our other debt.  Further, an event of default under the Term Loan could result in an event of default under the indentures governing the 2004 or 2007 Notes.

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

Our executive officers, directors and major stockholders control approximately 62% of our common stock.

As of September 30, 2008, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 62% of our outstanding common stock.  As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions.  This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2008
Fourth Quarter (through October 28, 2008)	$20.47	$7.17
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55
Year ended December 31, 2006
Fourth Quarter	$48.48	$35.74
Third Quarter	$51.54	$40.76
Second Quarter	$49.37	$38.16
First Quarter	$49.08	$35.58

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4

Certificate of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

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

Amylin Pharmaceuticals, Inc.

Date: November 4, 2008	By:	/S/ MARK G. FOLETTA
Mark G. Foletta, Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)