Form 10-Q
period 2009-03-31
AMYLIN PHARMACEUTICALS INC
filed 2009-05-11
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 28, 2009
Common Stock, $.001 par value	140,909,635

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2009	December 31, 2008 (1)
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$179,748	$237,263
Short-term investments	531,667	579,575
Accounts receivable, net	62,065	62,369
Inventories, net	119,713	115,823
Other current assets	60,857	41,038
Total current assets	954,050	1,036,068

Property, plant and equipment, net	689,128	655,444
Other long-term assets	23,244	23,755
Debt issuance costs	11,025	11,786
	$1,677,447	$1,727,053

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$36,686	$39,467
Accrued compensation	35,172	65,145
Payable to collaborative partner	67,359	60,470
Other current liabilities	92,257	90,125
Restructuring liability, current portion	14,772	24,235
Notes payable, current portion	31,250	31,250
Deferred revenue, current portion	2,015	3,086
Total current liabilities	279,511	313,778

Long-term deferred credit	125,000	125,000
Restructuring liability, net of current portion	19,545	22,503
Other long-term obligations, net of current portion	27,307	31,724
Notes payable, net of current portion	85,938	93,750
Convertible senior notes	626,511	621,021

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 450,000 shares authorized, 140,862 and 137,623 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	141	138
Additional paid-in capital	2,331,933	2,291,762
Accumulated deficit	(1,808,565)	(1,761,611)
Accumulated other comprehensive loss	(9,874)	(11,012)
Total stockholders’ equity	513,635	519,277
	$1,677,447	$1,727,053

(1)  Adjusted for the required retroactive adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008 (1)
Revenues:
Net product sales	$179,332	$178,721
Revenues under collaborative agreements	14,342	18,516
Total revenues	193,674	197,237

Costs and expenses:
Cost of goods sold	18,632	22,024
Selling, general and administrative	87,556	98,243
Research and development	60,019	77,206
Collaborative profit sharing	73,017	69,901
Total costs and expenses	239,224	267,374

Operating loss	(45,550)	(70,137)

Interest and other income	3,023	11,030
Interest and other expense	(4,427)	(11,992)
Net loss	$(46,954)	$(71,099)

Net loss per share, basic and diluted	$(0.34)	$(0.52)

Shares used in computing net loss per share, basic and diluted	138,804	135,859

(1)  Adjusted for the required retroactive adoption of FSP APB 14-1.

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008 (1)
Operating activities:
Net loss	$(46,954)	$(71,099)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,722	6,484
Amortization debt discount and debt issuance costs	2,201	3,252
Employee stock-based compensation	10,954	14,062
Stock-settled compensation accruals	7,352	7,092
Other non-cash expenses, net	600	967
Changes in operating assets and liabilities:
Accounts receivable, net	304	8,067
Inventories, net	(3,890)	2,148
Other current assets	(20,143)	2,479
Accounts payable and accrued liabilities	(64)	17,073
Accrued compensation	(11,971)	(7,191)
Payable to collaborative partner	6,889	521
Deferred revenue	(1,071)	(1,071)
Restructuring liabilities	(12,421)	—
Other assets and liabilities, net	(4,369)	3,217
Net cash flows used for operating activities	(63,861)	(13,999)

Investing activities:
Purchases of short-term investments	(242,256)	(368,471)
Sales and maturities of short-term investments	291,626	362,162
Purchases of property, plant and equipment, net	(38,833)	(86,448)
Increase in other long-term assets	(217)	(339)
Net cash flows provided by (used for) investing activities	10,320	(93,096)

Financing activities:
Issuance of common stock, net	3,838	6,606
Repayment of notes payable	(7,812)	—
Net cash flows (used for) provided by financing activities	(3,974)	6,606

Change in cash and cash equivalents	(57,515)	100,489

Cash and cash equivalents at beginning of period	237,263	422,232
Cash and cash equivalents at end of period	$179,748	$321,743

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$5,472	$22,196
Non-cash interest capitalized to property, plant and equipment	$4,055	$2,518

Non-cash financing activities:
Issuance of common stock for contingent share settled obligation	$—	$30,000
Shares contributed as employer 401(k) match	$5,104	$4,283
Shares contributed to employee stock ownership plan	$20,250	$16,996

(1)  Adjusted for the required retroactive adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

March 31, 2009

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, adjusted for the retroactive adoption of  FSP APB No. 14-1 (see Note 2), but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as the Company or Amylin) Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.  The Company recorded an allowance for rebates related to the DOD’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and is effective on May 26, 2009.  The final rule implements the DOD’s revised interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule the Company recorded an allowance of $5.8 million for such rebates in the three months ended March 31, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008 that now appear probable of being assessed and paid.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.7 million and $0.6 million at March 31, 2009 and December 31, 2008, respectively.

Investments in Unconsolidated Entities

The Company uses the equity method of accounting for investments in other companies that are not controlled by the Company and in which the Company’s interest is generally between 20% and 50% of the voting shares or the Company has significant influence over the entity, or both.  The Company’s share of the income or losses of these entities are included in interest and other income or interest and other expense, and the investments, which have a net book value of $4.2 million and $4.7 million at March 31, 2009 and December 31, 2008, respectively, are included in other long-term assets.  The Company recorded $0.6 million and $0.9 million for its share of equity method investee losses during the three months ended March 31, 2009 and 2008, respectively.

Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Short-term investments	$531,667	$531,667	$—	$—
Cash and cash equivalents	179,748	179,748	—	—
Derivative financial instrument contracts, net liability	(4,024)	—	(4,024)	—
	$707,391	$711,415	$(4,024)	$—

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestones under license agreements and costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with such activities based on its estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.

Derivative Financial Instruments

The Company mitigates certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other expense. The fair value of the Company’s derivative financial instruments was a net liability of $4.0 million and $4.8 million at March 31, 2009 and December 31, 2008, respectively.  The Company has determined that its derivative financial instruments are defined as Level 2 in the fair value hierarchy. The Company recognized a gain of $0.7 million and a loss of $2.8 million on derivative financial instruments for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the fair value and balance sheet classification of the Company’s derivative financial instruments (in thousands):

	March 31, 2009		December 31, 2008
	Fair Value	Balance sheet location	Fair Value	Balance sheet location
Foreign currency derivative contracts	$413	Other current assets	$160	Other current assets
Interest rate derivative contract (Note 11)	$(4,437)	Other long-term obligations, net of current portion	$(4,991)	Other long-term obligations, net of current portion

	$(4,024)		$(4,831)

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 0.3 million and 3.3 million for the three months ended March 31, 2009 and 2008, respectively, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million for the three months ended March 31, 2009 and 2008 are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), “Share-Based Payment,” which establishes accounting for non-cash stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash stock-based compensation expense for awards outstanding at the effective date is being recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation.”

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Selling, general and administrative expenses	$7,305	$8,332
Research and development expenses	3,649	5,730
	$10,954	$14,062

Net stock-based compensation expense, per common share:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10

The Company recorded $11.0 million and $14.1 million of total non-cash stock-based compensation expense during the three months ended March 31, 2009 and 2008, respectively, in all cases related to stock-based awards consisting of stock options and employee stock purchase rights.  At March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $81.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.  The Company issued 0.1 million shares upon the exercise of stock options in the three months ended March 31, 2009.

In addition to the stock-based compensation discussed above, the Company also recorded $5.8 million and $5.4 million of expense associated with its Employee Stock Ownership Plan, or ESOP, for the three months ended March 31, 2009 and 2008, respectively.  The breakdown of non-cash ESOP expense by operating statement classification is presented below (in thousands):

	Three months ended March 31,
	2009	2008
Selling, general and administrative expenses	$3,231	$2,807
Research and development expenses	2,522	2,588
	$5,753	$5,395

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Ohio, LLC, and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

•                 FASB Staff Position (FSP) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (FSP FAS 157-4). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•                 FSP FAS 115-2, FSP FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2, FSP 124-2 AND EITF 99-20-2). FSP FAS 115-2, FSP FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•                 FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and FSP APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its consolidated financial statements.

2.              Adoption of FSP No. APB 14-1

Effective January 1, 2009, the Company adopted the provisions of FSP No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  FASP No. ABP 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB No. 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The carrying amount of the liability component of the convertible debt instrument is determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying value of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Related transaction costs are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense using the interest method.  FSP No. ABP 14-1 is applied retrospectively to all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented recognized as of the beginning of the first period presented.  Due to the Company’s option to elect net-share settlement upon conversion, the Company’s $575 million Senior Convertible Notes issued in June 2007 (the 2007 Notes) are within the scope of FSP No. APB 14-1.  The Company’s $200 million Convertible Senior Notes issued in 2004 (the 2004 Notes) are not within the scope of FSP No. APB 14-1 as they may only be settled in shares of the Company’s common stock upon conversion.

Upon adoption, the Company recorded a cumulative debt discount on the 2007 Notes of $185.6 million at inception, and an increase of $180.3 million to stockholders’ equity representing the gross value of the equity component of $185.6 million net of allocated transaction costs of $5.3 million.  The debt discount is being amortized to interest expense over the term of the 2007 Notes, net of interest capitalized, which resulted in a cumulative effect on retained earnings of the change in accounting principle of $5.4 million as of January 1, 2008.  As required by the provisions of FSP No. APB 14-1, the Company is retroactively adjusting its 2007 and 2008 financial statements.

The Company’s net loss for the quarter ended March 31, 2009 of $47.0 million, or $0.34 per share, includes $1.3 million, or $0.01 per share, of incremental net interest and other expense due to the adoption of FSP No. ABP 14-1.

The following table sets forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated balance sheet as of December 31, 2008 (in thousands):

	As previously reported	Implementation adjustments	As adjusted
Property, plant and equipment, net	$636,922	$18,522	$655,444
Debt issuance costs	$15,884	$(4,098)	$11,786
Convertible senior notes	$775,000	$(153,979)	$621,021
Additional paid-in capital	$2,111,473	$180,289	$2,291,762
Accumulated deficit	$(1,749,725)	$(11,886)	$(1,761,611)

The following table sets forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of operations for the three months ended March 31, 2008 (in thousands, except per share amounts):

	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(9,690)	$(2,302)	$(11,992)
Net loss	$(68,797)	$(2,302)	$(71,099)
Net loss per share	$(0.51)	$(0.01)	$(0.52)

The following table sets forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of cash flows for the three months ended March 31, 2008 (in thousands):

	As previously reported	Implementation adjustments	As adjusted
Net loss	$(68,797)	$(2,302)	$(71,099)
Amortization of debt discount and debt issuance costs	$950	$2,302	$3,252

3.              Short-term Investments

The Company’s short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.  The following is a summary of short-term investments as of March 31, 2009 and December 31, 2008 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses(1)	Estimated Fair Value
March 31, 2009
U.S. Treasury securities	$173,442	$222	$(6)	$173,658
Obligations of U.S. Government-sponsored enterprises	78,187	296	(842)	77,641
Corporate debt securities	261,427	224	(2,758)	258,893
Asset backed securities	24,849	113	(3,487)	21,475
Total	$537,905	$855	$(7,093)	$531,667

December 31, 2008
U.S. Treasury securities	$130,193	$449	$—	$130,642
Obligations of U.S. Government-sponsored enterprises	129,197	656	(1,494)	128,359
Corporate debt securities	294,805	175	(4,090)	290,890
Asset backed securities	33,081	4	(3,401)	29,684
Total	$587,276	$1,284	$(8,985)	$579,575

(1) Other comprehensive loss included a net unrealized loss of $3.6 million and $3.3 million on investments underlying the Company’s 2001 Non-Qualified Deferred Compensation Plan at March 31, 2009 and December 31, 2008, respectively.

The Company’s investments had gross unrealized losses of $7.1 million and $9.0 million at March 31, 2009 and December 31, 2008, respectively.  The unrealized losses on the Company’s investments in marketable securities is due in most instances to the increased volatility in the markets impacting the classes of securities the Company invests in and not a deterioration in credit ratings. The Company’s investments have a short effective duration, and since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

4.              Inventories

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $1.8 million and $5.1 million at March 31, 2009 and December 31, 2008, respectively. Raw materials consists of bulk drug material for BYETTA and SYMLIN, work-in-process consists of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process SYMLIN vials, and finished goods consists of BYETTA drug product in a disposable pen/cartridge delivery system, finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.  The reduction in the valuation allowance reflects the scrapping of material previously reserved for that the Company was unable to utilize.

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$75,815	$74,140
Work-in-process	21,173	21,382
Finished goods	22,725	20,301
	$119,713	$115,823

5.              Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Prepaid inventory	$33,762	$13,230
Prepaid expenses	22,761	23,623
Other current assets	4,334	4,185
	$60,857	$41,038

6.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes, the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes, and a $125 million term loan entered into in December 2007, referred to as the Term Loan.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method over the contractual term of the related debt. The Company incurred total debt issuance costs of $19.1 million in connection with the 2004 Notes, the 2007 Notes and the Term Loan. Amortization expense of $0.8 million was recorded in each of the three months ended March 31, 2009 and 2008, respectively.

7.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued rebates	$35,705	$28,575
Accrued expenses	40,498	43,482
Other current liabilities	16,054	18,068
	$92,257	$90,125

8.              Collaborative Agreements

The Company has entered into various collaborative agreements which provide it with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by its collaborative partners. Terms of the various collaboration agreements may require the Company to make and/or receive milestone payments upon the achievement of certain product research and development objectives and pay and/or receive royalties on future sales, if any, of commercial products resulting from the collaboration.

Effective this quarter, the Company implemented EITF No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-01, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from the Company’s collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from the Company’s collaborative partners related to development activities are generally reflected as collaborative revenues and amounts due to the Company’s collaborative partners related to sharing of commercialization expenses are generally reflected as selling, general and administrative expenses.  Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval.  Milestone payments and up-front payments made related to approved drugs (of which there have been none to date) will generally be capitalized and amortized to cost of goods sold over the economic life of the product.  Royalties received (of which there have been none to date) will generally be reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold.  The adoption of EITF 07-01 did not affect the Company’s financial position or results of operations.

For collaborations with commercialized products, if we are the principal, as defined in EITF No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”, or EITF 99-19, we record revenue and the corresponding operating costs in their respective line items within our statement of income.  If the Company is not the principal, it records operating costs as a reduction of revenue. EITF 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price and has the risks and rewards of providing product or service to the customer, including inventory and credit risk.

Collaboration with Eli Lilly and Company

In September 2002, the Company and Lilly entered into a collaboration agreement for the global development and commercialization of exenatide. The agreement was amended in 2006 and in 2009.

This agreement includes BYETTA and any sustained release formulations of exenatide such as exenatide once weekly, the Company’s once weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us. In 2005, the Company received United States Food and Drug Administration, or FDA, approval for the twice-daily formulation of exenatide, which is marketed in the United States under the trade name BYETTA. The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. Lilly is responsible for 100% of the costs related to development of exenatide once weekly and twice-daily BYETTA for sale outside of the United States.  Lilly is responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

At signing, Lilly made initial non-refundable payments to the Company totaling $80 million, of which $50 million was amortized to revenues under collaborative agreements prior to 2004. The remaining $30 million is being amortized to revenues ratably over a seven-year period ending in September 2009, which represents the Company’s estimate of the period of its performance of significant development activities under the agreement.

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as exenatide once weekly, of which $75 million have been paid through March 31, 2009, $30 million of which was converted into 0.8 million shares of the Company’s common stock in February 2008. No additional development milestones may be earned under the collaboration agreement.

Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $40 million have been paid and recorded as revenue through March 31, 2009.

The Company recorded $12.9 million and $17.1 million of cost sharing payments due from Lilly for the three months ended March 31, 2009 and 2008, respectively,  related to the sharing of BYETTA and exenatide once weekly development expenses, which are included in revenues under collaborative agreements in the accompanying consolidated statements of operations.  In addition, the Company recorded $4.8 million and $3.9 million of selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively, for amounts due to Lilly for sharing of sales force and external marketing expenses.

In October 2008, the Company and Lilly entered into an Exenatide Once Weekly Supply Agreement pursuant to which the Company will supply commercial quantities of exenatide once weekly for sale in the United States, if approved by the FDA. In addition, if Lilly receives approval to market the product in jurisdictions outside the United States, the Company will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions

Under the terms of the supply agreement, Lilly made a cash payment of $125 million to the Company, which represents an amount to compensate the Company for the cost of carrying Lilly’s share of the capital investment made in the Company’s manufacturing facility in Ohio. Under the terms of the supply agreement, the Company has agreed not to charge Lilly for Lilly’s share of the interest costs capitalized to the facility. Accordingly the Company has determined that a portion of the $125 million payment represents a reimbursement to the Company of Lilly’s share of interest costs capitalized to the facility that will be credited to Lilly for its share of the capitalized interest included in the cost of goods sold for exenatide once weekly as incurred. The Company has concluded that any excess amount represents deferred collaborative revenue that will be amortized ratably over the economic useful life of the exenatide once weekly product following its commercial launch. The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at March 31, 2009, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. Under certain circumstances, including upon an impairment of the exenatide once weekly manufacturing facility, Lilly may receive a credit for the unearned portion of the $125 million payment which will be applied against Lilly’s share of the impairment charge.

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

9.              Restructuring

In November 2008 the Company announced a corporate restructuring, (referred to as “the Restructuring”) that reduced its San Diego work force by approximately 25 percent or 330 employees. In connection with the Restructuring, the Company recorded restructuring charges of $54.9 million, consisting primarily of facility related charges, employee separation costs and asset impairments which were recorded in the quarter ended December 31, 2008.

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring Charges	Total
Balance at December 31, 2008	$8,291	$38,447	$—	$46,738
Accruals	—	—	—	—
Payments	(8,192)	(4,229)	—	(12,421)
Balance at March 31, 2009	$99	$34,218	$—	$34,317

The $12.4 million reduction in the restructuring liability during the three months ended March 31, 2009 consists of $8.2 million of employee separation costs, reflecting severance and other separation benefit payments and $4.2 million of facilities related charges reflecting ongoing rental payments for abandoned facility leases. The Company records restructuring activities in accordance with FASB Statement No. 44, “Accounting for the Impairment and Disposal of Long-Lived Assets” and FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

10.       Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2009 and 2008, comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(46,954)	$(71,099)
Other comprehensive loss:
Unrealized gain (loss) on investments	1,138	(3,145)
Comprehensive loss	$(45,816)	$(74,244)

11.       Convertible Senior Notes

In June 2007, the Company issued the 2007 Notes in a private placement, which have an aggregate principal amount of $575 million, and are due June 15, 2014. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. The Company may not redeem the 2007 Notes prior to maturity. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change. The maximum conversion rate is 22.9252 ($43.62 per share), which would result in a maximum issuance 13.2 million shares of common stock if all holders converted at the maximum conversion rate.  The principal amount of the 2007 Notes exceeds the current if-converted value.

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

Subject to certain exceptions, if the Company undergoes a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” such as if a majority of the Company’s Board of Directors ceases to be composed of the existing directors or other individuals approved by a majority of the existing directors, holders of the 2007 Notes will, for the duration of the notes, have the option to require the Company to repurchase all or any portion of their 2007 Notes. The designated event repurchase price will be 100% of the principal amount of the 2007 Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. The Company will pay cash for all notes so repurchased. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. Subject to certain limitations, the Company will be required to pay the holders of the 2007 Notes special interest on the 2007 Notes if the Company fails to keep such registration statement effective during specified time periods. The 2007 Notes pay interest in cash, semi-annually in arrears on June 15 and December 15 of each year, which began on December 15, 2007.

The fair value of the 2007 Notes, determined by observed market prices, was $347.0 and $260.4 million at March 31, 2009 and December 31, 2008, respectively.

As discussed in Note 2, the 2007 Notes are within the scope of FSP No. APB 14-1which the Company adopted effective January 1, 2009.

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of the 2007 Notes (in thousands):

	March 31, 2009	December 31, 2008
Principal amount	$575,000	$575,000
Unamortized debt discount	(148,489)	(153,979)
Net carrying amount	$426,511	$421,021

The carrying amount of the equity component of the 2007 Notes was $180.3 million at March 31, 2009 and December 31, 2008.  At March 31, 2009, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, approximately five years.  The effective interest rate on the net carrying value of the 2007 Notes was 9.3% in the three months ended March 31, 2009 and 2008.

In April 2004, the Company issued the 2004 Notes, which have an aggregate principal amount of $200 million, and are due April 15, 2011, in a private placement. The 2004 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. The Company may not redeem the 2004 Notes prior to maturity.  As discussed in Note 2, the 2004 Notes are not within the scope of FSP No. APB 14-1 as they can only be settled in shares of the Company’s common stock upon conversion.

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

The fair value of the 2004 Notes, determined by observed market prices, was $173.0 and $150.0 million at March 31, 2009 and December 31, 2008, respectively.

The Company capitalized $3.7 million, and $2.3 million of coupon interest expense and $4.0 million and $2.5 million of non-cash interest in debt discount in the three months ended March 31, 2009  and 2008, respectively, associated with construction in progress.

12.       Long-Term Note Payable

In December 2007, the Company entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million Term Loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The Company had an outstanding balance of $117.2 million and $125.0 million under the Term Loan at March 31, 2009 and December 31, 2008, respectively and had issued $7.1 million and $5.6 million of stand-by letters of credit under the revolving credit facility primarily in connection with office leases, at March 31, 2009 and December 31, 2008, respectively.

The Company’s domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of the Company’s and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The Term Loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the Term Loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on the Company’s election of either one, two, three or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  The Company has elected to use the three month LIBOR rate, which was 1.16% and 1.44% at March 31, 2009 and December 31, 2008, respectively.  Interest periods on the revolving credit facility may be either one, two, three or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by the Company.  Both loans have a final maturity date of December 21, 2010.

The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents balances, as defined in the agreement, in excess of $400 million, below which certain limitations provided for in the agreement become effective. The credit agreement also contains certain events of default including unrestricted cash and cash equivalents balances, as defined in the agreement, falling below $280 million, nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and default under other indebtedness that would permit the administrative agent to accelerate the Company’s outstanding obligations if not cured within applicable grace periods. In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control, as defined in the credit agreement as amended (see Note 16). There is an annual commitment fee associated with the revolving credit facility of 0.25%.

Maturities of long-term notes payable for periods ending after March 31, 2009 are as follows (in thousands):

Nine months ending December 31, 2009	$23,438
Year ending December 31, 2010	93,750
Total minimum long-term debt payments	$117,188

In connection with the execution of the Term Loan, the Company entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007 that has resulted in a net fixed rate of 5.717% and matures on December 21, 2010.  The Company determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy.  The fair value of the interest rate swap agreement was a liability of $4.4 million and $5.0 million at March 31, 2009 and December 31, 2008, respectively.  The Company recognized a gain on the interest rate swap, which is included in interest and other expense, of $0.6 million for the three months ended March 31, 2009, and the Company recognized a loss on the interest rate swap, which is included in interest and other expense, of $3.7 million for the three months ended March 31, 2008.

13.       Stockholders’ Equity

In March 2009, the Company contributed approximately 2.2 million newly issued shares of its common stock, valued at $9.02 per share, to the Company’s ESOP for amounts earned by participants during the year ended December 31, 2008.

In March 2009, the Company contributed approximately 0.4 million newly issued shares of its common stock, valued at $11.80 per share, to the Company’s 401(k) plan for amounts earned by participants during the year ended December 31, 2008.

14.       Commitments and Contingencies

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

As of March 31, 2009, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $285.7 million in aggregate, of which $1.8 million would be due within the next 12 months.

The Company has committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $292.8 million as of March 31, 2009. The majority of these inventory commitments relate to exenatide once weekly and BYETTA, including minimum inventory purchases for exenatide once weekly of $266.8 million that are contingent upon FDA approval of exenatide once weekly.

15.       Litigation

From time-to-time the Company becomes involved in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to product liability, patent infringement and employment claims. For example, the Company is currently involved in nine product liability cases.  On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals.  This could result in an increase in the number of state product liability claims filed against pharmaceutical companies, including the Company.  The Company has also been notified of additional claimants who may file product liability complaints. While the Company cannot predict the outcome of any lawsuit, claim or proceeding, the Company believes the disposition of the current lawsuits is not likely to have a material effect on its financial condition or liquidity.

On March 24, 2009, a putative class action titled San Antonio Fire & Police Fund v. Bradbury et al. (Case No. 4446-VCL) was filed by a stockholder of ours in the Court of Chancery of the State of Delaware.  The original complaint asserted claims for breach of fiduciary duty against us and our current directors arising out of certain provisions contained in the Company’s outstanding debt instruments relating to a change in a majority of the directors of the Board.  The plaintiff subsequently amended the complaint adding the indenture trustee under the 2007 Notes and the administrative agent under the Credit Agreement as defendants.  The complaint seeks to invalidate those debt instrument provisions or permit the Company’s Board to “approve” shareholder nominees, thus nullifying any potential default which might force the Company to repay the outstanding balance.  On April 13, 2009, a settlement was reached with the plaintiff to withdraw all allegations that the Company’s Board has not acted in good faith or has acted to entrench itself or interfere with stockholder voting rights.  The plaintiff also withdrew all claims that the Board is breaching its ongoing duties to its stockholders.

16.       Subsequent Events

On April 16, 2009, The Company and Lilly announced the restructuring of its exenatide operations in order to improve alliance effectiveness, increase financial and operational efficiencies and maximize the value of BYETTA and exenatide once weekly.  Additionally, the Company and Lilly amended their Collaboration Agreement to require one year’s notice for termination of the agreement without cause. Previously, the agreement required only a six-month notice. In addition, the Company and Lilly also agreed that internal marketing costs, which were previously not shared, are now shared within the alliance.

On April 29, 2009 the Company and Lilly announced that the companies have agreed in principle to the terms of a joint supply agreement for an exenatide once weekly pen device.  The Company and Lilly have agreed in principle to cooperate in the development, manufacturing and marketing of exenatide once weekly in a dual chamber cartridge pen configuration.  The companies will share the capital and development costs of the pen, including the initial capital investment of approximately $216 million over the next few years. The Company and Lilly have agreed that the cost of the initial capital investment will be allocated 60 percent to Lilly and 40 percent to the Company.  The Company’s also announced efforts to examine a new exenatide formulation.

On May 4, 2009, the Company and Lilly entered into a cost allocation agreement, or the Cost Allocation Agreement, which amends the exenatide development and commercialization cost-sharing provisions contained in the companies’ Collaboration Agreement, dated September 19, 2002, as amended, and Exenatide Once Weekly Supply Agreement, dated October 16, 2008, or the Agreements.

Under the terms of the Cost Allocation Agreement, the following changes will be applied with respect to the cost-sharing provisions of the Agreements retroactively as of January 1, 2009:

•                 Lilly will be responsible for 53% of shared exenatide global development and commercialization expenses that generate utility both in the United States and outside the United States, including global manufacturing development expenses.  The Company will be responsible for 47% of these expenses;

•                 Lilly will assume 100% of all exenatide development and commercialization expenses that generate utility predominantly outside the United States.  Under the previous cost-sharing arrangement, the Company was responsible for 20% of some of these expenses; and

•                 The royalty structure for exenatide revenues generated outside the United States has been modified to reflect Lilly’s revised expense burden, with a reduction in Lilly’s royalty payments to the Company.

The companies will continue to equally share all exenatide development and commercialization expenses that generate utility predominately in the United States.

On May 4, 2009, the Company announced that it is restructuring its sales force to merge its existing primary care and specialty sales forces into a single organization.  This restructuring will reduce the total number of Amylin sales representatives by 200 employees.  The Company expects to incur charges under the corporate restructuring during the second quarter, including an estimated restructuring charge of $13 to $15 million, of which approximately $11 to $13 million will result in future cash expenditures, consisting primarily of one-time severance and other employee-related costs.

On May 5, 2009, the Company submitted its New Drug Application for exenatide once weekly to the United States Food and Drug Administration.

On May 6, 2009, the Company and certain of its subsidiaries entered into an amendment, or the Amendment, to its Credit Agreement, dated December 21, 2007, among Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  As negotiated by the Company, the Amendment provides that lenders under the Credit Agreement agreed to consent to a Specified Change of Control, defined in the Amendment as the election of six or more shareholder nominees to the Company’s Board of Directors at the Company’s 2009 Annual Meeting of Stockholders, and that such Specified Change of Control will not result in an event of default under the Credit Agreement, in each case upon the satisfaction or waiver of certain conditions as set forth in the Amendment.  The Amendment also provides for a waiver of any potential default arising from existing litigation contesting the validity or enforceability of any provision of the Credit Agreement.

Under the terms of the Amendment, the Company will not pay any upfront fee for the consent or waiver granted by the lenders who are a party to the Amendment.  In the event that a Specified Change of Control occurs, if the Company has not paid off the loan commitments under the Credit Agreement within ten days of such event, the Company will pay 0.50% of the then outstanding loan commitments under the Credit Agreement in consideration of the consent and will pay 0.25% to Bank of America Leasing and Capital, LLC for managing the request to obtain the necessary lender consent to the Amendment.

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

Overview

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005. BYETTA was approved in the European Union, or EU, in 2006 and our collaboration partner, Eli Lilly and Company, or Lilly, has commercially launched BYETTA in 51countries as of March 31, 2009. Our near-term business strategy is to create value for patients and our stockholders by capitalizing on market drivers, such as the recent inclusion by the American Diabetes Association, or ADA, of BYETTA as the only new addition to their treatment guidelines. Our focus remains on increasing BYETTA and SYMLIN revenue, preparing for the successful launch of exenatide once weekly, if approved, significantly improving operating results and progressing toward positive operating cash flow by the end of 2010. Our long-term strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program. We intend to finalize our obesity funding and development strategy by the end of 2009.

BYETTA is the first and only approved medicine in a new class of compounds called glucagon-like peptide-1, or GLP-1, receptor agonists. We began selling BYETTA in the United States in June 2005. BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, a sulfonylurea and/or a thiazolidinediene, or TZD, three common oral therapies for type 2 diabetes. In October 2008, the ADA and the European Association for the Study of Diabetes, or EASD, updated their type 2 diabetes treatment guidelines, placing the GLP-1 receptor agonist class, of which BYETTA is the only approved product, as a secondary treatment option for type 2 diabetes patients. In August 2008, the Food and Drug Administration, or FDA, updated a prior alert for BYETTA referencing pancreatitis. Prescriptions declined in the second half of 2008. During that time period we committed our field resources to educating the medical community on the facts about BYETTA, pancreatitis and the product’s safety profile. We believe the decline in BYETTA prescriptions and demand for the products stabilized during the quarter ended March 31, 2009.  Net product sales of BYETTA were $157.7 million and $158.5 million for the three months ended March 31, 2009 and 2008, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and any sustained-release formulations of exenatide such as exenatide once weekly, our once weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us. The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. We expect royalty payments to commence in 2010. Lilly is responsible for 100% of the costs related to development of exenatide once weekly and twice-daily BYETTA for sale outside of the United States. Lilly is responsible for commercialization and all of the costs related to commercialization of all exenatide products for sale outside of the United States.

On April 16, 2009, we and Lilly announced the restructuring of our exenatide operations in order to improve alliance effectiveness, increase financial and operational efficiencies and maximize the value of BYETTA and exenatide once weekly as discussed in Note 16 to the accompanying financial statements.  On May 4, 2009 we and Lilly entered into a cost allocation agreement which amends the exenatide development and commercialization cost-sharing provisions contained in the collaboration agreement as discussed in Note 16 to the accompanying financial statements.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005. Symlin is approved in the United States for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. In early 2008, we commercially launched the SymlinPen® 120 and SymlinPen® 60 pen injector devices in the United States. These new pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control. Net product sales of SYMLIN were $21.6 million and $20.2 million for the three months ended March 31, 2009 and 2008, respectively.

We currently have a field force of approximately 600 people dedicated to marketing BYETTA and SYMLIN in the United States. Our field force includes our specialty and primary care sales forces, and a managed care and government affairs organization. In addition, Lilly co-promotes BYETTA in the United States.  On May 4, 2009, we announced that we are restructuring our sales force to merge our existing primary care and specialty sales forces into a single organization.  This restructuring will reduce our total number of sales representatives by 200 employees.  The Company expects to incur charges under the corporate restructuring during the second quarter, including an estimated restructuring charge of $13 to $15 million, of which approximately $11 to $13 million will result in future cash expenditures, consisting primarily of one-time severance and other employee-related costs.

In addition to our marketed products, we are working with Lilly and Alkermes to develop exenatide once weekly. We are also working with Parsons on the construction of a manufacturing facility for exenatide once weekly in Ohio. We substantially completed the construction of this facility in 2008. We are now manufacturing exenatide once weekly at commercial scale in this facility and using this material in clinical trials.  In March 2009, we reported that analysis of data from the ongoing extension of our DURATION-1 study designed to provide the data required to demonstrate comparability of commercial and development drug lots to support the regulatory submission of exenatide once weekly have been successfully completed and are part of the NDA submitted to FDA.   In March 2009, we also announced that a meta-analysis of primary cardiovascular events across controlled clinical studies of three months or greater, from the BYETTA database, showed no increased risk of cardiovascular events associated with exenatide use and that these findings will be used to support the cardiovascular safety of exenatide once weekly.  On May 5, 2009, we submitted our NDA for exenatide once weekly to the FDA.

On April 29, 2009 we and Lilly announced that the companies have agreed in principle to the terms of a joint supply agreement for an exenatide once weekly pen device and to evaluate a new exenatide formulation as discussed in Note 16 to the accompanying financial statements.

In October 2008 we entered into a commercial supply agreement with Lilly, pursuant to which we will supply exenatide once weekly for sale in the United States, if approved. In addition we will supply Lilly with commercial quantities of exenatide once weekly for sale by Lilly outside of the United States, if approved. Under the terms of this agreement, Lilly made a $125 million cash payment to us in October 2008 representing an amount to compensate us for our cost of carrying Lilly’s share of the capital investment in our exenatide once weekly manufacturing facility in Ohio. In addition to the $125 million cash payment, we will recover Lilly’s share of the over $500 million capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with our collaboration agreement with Lilly. The total amount that will ultimately be recovered from Lilly will be dependent upon the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of the product supplied for sale outside the United States, the cost of which is paid for 100% by Lilly. We also entered into a loan agreement with Lilly under which we may borrow up to $165 million beginning on December 1, 2009 and ending on June 30, 2011, with maturity no later than June 30, 2014.

During the remainder of 2009, we will continue to focus on building a superior profile for exenatide once weekly by conducting three more clinical trials that will compare exenatide once weekly against competing products. The objective of these studies is to support the launch of exenatide once weekly and demonstrate superiority and the transformational nature of our exenatide once weekly therapy.  In March 2009, we announced positive results from DURATION-2, the second in a series of five studies designed to test the superiority of exenatide once weekly, an investigational diabetes therapy, as compared to other diabetes therapies.   In this study exenatide once weekly demonstrated superior glucose control with weight loss and no increase in hypoglycemia compared to maximum doses of sitagliptin or pioglitazone.

In November 2008, we announced a strategic restructuring and workforce reduction that reduced the size of our San Diego workforce by approximately 25%, or 330 employees. The goal of the restructuring was to better align our cost structure with anticipated revenues and is part of our business plan to achieve positive operating cash flow by the end of 2010. Additionally, on May 4, 2009, we announced the restructuring of our sales force as discussed above.  We continue to believe we have the appropriate resources to market BYETTA and SYMLIN, bring exenatide once weekly to market as soon as possible, and continue to advance our obesity programs.

Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Therapies for Obesity strategy. In November 2007, we announced that overweight or obese subjects in a 24-week proof-of-concept study treated with a combination of pramlintide, an analog of human amylin and the same active ingredient in SYMLIN, and metreleptin, an analog of human leptin, lost an average of 25 pounds from baseline, resulting in reduced body weight on average of 12.7%. In 2009 we plan to continue the development of a potential obesity medicine that is a combination of pramlintide and metreleptin and the development of a second generation amylinomimetic, now known as davalintide (formerly known as AC2307), which we have now moved into Phase 2 clinical trials. By the end of 2009, we intend to finalize our obesity funding and development strategy.

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

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At March 31, 2009, our accumulated deficit was approximately $1.8 billion.

At March 31, 2009, we had approximately $711.4 million in cash, cash equivalents and short-term investments.  Additionally we have future availability of $165 million beginning December 1, 2009 pursuant to the loan agreement with Lilly. Although we may not generate positive operating cash flows for the next few of years, we intend to improve our operating results and reduce our use of cash for operating activities from current levels to achieve our goal to be operating cash flow positive by the end of 2010. Additionally, we expect that our use of cash for capital expenditures will decrease significantly from 2008 levels following the substantial completion of our manufacturing facility in Ohio in 2008. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2008, other than the adoption of FSP No. ABP 14-1 which required the estimation of the non-convertible borrowing rate for our 2007 Notes.  The financial information as of March 31, 2009, should be read in conjunction with the financial statements for the year ended December 31, 2008, contained in our annual report on Form 10-K filed on February 27, 2009.

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 27, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Net Product Sales

Net product sales for the three months ended March 31, 2009 and 2008 were $179.3 million and $178.7 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended March 31,
	2009	2008
BYETTA	$157.7	$158.5
SYMLIN	21.6	20.2
	$179.3	$178.7

The decrease in net product sales for BYETTA in the current period primarily reflects a $5.4 million allowance for rebates related to the U.S. Department of Defense’s (DOD) Tricare Retail Pharmacy program, of which $4.4 million relates to a retroactive rebate assessment for sales during 2008, partially offset by higher prices in the three months ended March 31, 2009 as compared to the same period in 2008.

The increases in net product sales for SYMLIN in the current period primarily reflects continued growth in patient demand and higher prices partially offset by a reserve of $0.4 million for the DOD’s Tricare Retail Pharmacy program, of which $0.4 million relates to a retroactive rebate assessment for sales during 2008.

As discussed above, we recorded an allowance for rebates related to the DOD’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009, and is effective May 26, 2009.  The final rule implements the DOD’s revised interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008.  The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule we recorded an allowance of $5.8 million for such rebates in the three months ended March 31, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008 that now appear probable of being assessed and paid.

Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters, including expected label changes for BYETTA, economic factors and other environmental factors.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended March 31, 2009 were $14.3 million, compared to $18.5 million for the same period in 2008. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $4.2 million decrease in revenues under collaborative agreements in the current quarter compared to the same period in 2008 reflects lower cost-sharing payments from Lilly for exenatide once weekly and BYETTA due to lower development expenses for exenatide once weekly and BYETTA.

The following table summarizes the components of revenues under collaborative agreements for the three months ended March 31, 2009 and 2008 (in millions):

	Three months ended March 31,
	2009	2008
Amortization of up-front payments	$1.1	$1.1
Cost-sharing payments	13.2	17.4
	$14.3	$18.5

In future periods, we expect that revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly for sharing of development costs, possible future milestone payments, continued amortization of the $30 million portion of the up-front payment received from Lilly upon signing of our collaboration agreement in 2002 and, following the commercial launch of exenatide once weekly, the amortization of a portion of the $125 million cash payment received in connection with the exenatide once weekly supply agreement discussed above. The amount of cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide once weekly and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $18.6 million, representing a gross margin of 90%, and $22.0 million, representing a gross margin of 88%, for the three months ended March 31, 2009 and 2008, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin for the three months ended March 31, 2009, compared to the same period in 2008, primarily reflects higher net sales prices for BYETTA and SYMLIN. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $87.6 million for the three months ended March 31, 2009 from $98.2 million for the same period in 2008. The decrease primarily reflects lower promotional spending for BYETTA and SYMLIN and the Company’s reduced cost structure following its restructuring at the end of 2008.  We expect that selling, general and administrative expenses for 2009 will decrease from 2008 levels due to our reduced cost structure following our strategic restructuring implemented during the quarter ended December 31, 2008, and both the implementation of the restructuring of our exenatide alliance operations and the restructuring of our sales force discussed above.

We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, our selling, general and administrative expenses include our 50% share of these costs in the United States.

Research and Development Expenses

Our research and development costs are comprised of salaries and bonuses, benefits and non-cash stock-based compensation; license fees, milestones under license agreements and costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices; and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2009	2008	Increase/(Decrease)
Diabetes (1)	$31.0	$40.4	$(9.4)
Obesity	8.2	17.0	(8.8)
Research and early-stage programs	6.3	7.5	(1.2)
Indirect costs	14.5	12.3	2.2
	$60.0	$77.2	$17.2

(1)  Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments from Lilly for BYETTA and exenatide once weekly development expenses were $12.9 million and $17.1 million for the three months ended March 31, 2009 and 2008, respectively.

The $17.2 million decrease in research and development expenses for the three months ended March 31, 2009 as compared to the same period in 2008 primarily reflects decreased expenses of $9.4 million for our diabetes programs and decreased expenses of $8.8 million for our obesity development programs.  The decrease in expenses for our diabetes programs primarily reflects lower expenses associated with manufacturing scale up for exenatide once weekly following the substantial completion of our Ohio manufacturing facility in 2008.  The decrease in expenses in our obesity programs reflects the fact that research and development expenses for our obesity programs for the three months ended March 31, 2008 included an $8 million license payment for drug delivery technology.   We expect research and development expenses for 2009 will decrease from 2008 levels due to our reduced cost structure following our strategic restructuring implemented during the quarter ended December 31, 2008 and the implementation of the restructuring of our exenatide alliance operations discussed above.

Collaborative Profit Sharing

Collaborative profit sharing was $73.0 million and $69.9 million for the three months ended March 31, 2009 and 2008, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $3.0 million for the three months ended March 31, 2009 from $11.0 million for the same period in 2008.  The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments in the three months ended March 31, 2009 as compared to the same period in 2008.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended March 31, 2009 consists of interest on our $775 million par value of outstanding convertible senior notes and our $125 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $4.4 million and $12.0 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease in interest and other expense for the three months ended March 31, 2009 primarily reflects an increase in capitalized interest associated with our Ohio manufacturing facility, and a reduction in recognized losses associated with economic hedge transactions partially offset by increased non-cash interest expense from the amortization of the debt discount on our 2007 Notes discussed in Note 2 to the accompanying financial statements.

Net Loss

Our net loss for the three months ended March 31, 2009 was $47.0 million compared to a net loss of $71.1 million for the same period in 2008. The decrease in net loss primarily reflects the decreased selling, general and administrative expenses and decreased research and development expenses and increased net product sales, partially offset by the decreased revenue under collaborative agreements and increased collaborative profit-sharing discussed above.  We may incur operating losses for the next few years. In November 2008 we announced our restructuring and our business plan to become operating cash flow positive by the end of 2010.  In addition, on May 4, 2009 we announced the restructuring of our sales force as discussed above.  However, our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA, SYMLIN and exenatide once weekly, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At March 31, 2009, we had approximately $711.4 million in cash, cash equivalents and short-term investments, compared to $816.8 million at December 31, 2008, and we have future availability of $165 million beginning December 1, 2009 pursuant to the loan agreement with Lilly. In November 2008, following our restructuring, we announced our business plan to be operating cash flow positive by the end of 2010. Additionally, we expect that our use of cash for capital expenditures will decrease significantly in 2009 as compared to 2008 following the substantial completion of our manufacturing facility in Ohio in 2008.  Therefore our current business plan does not contemplate a need to raise additional funds from outside sources however we will continue to evaluate the performance of our business and strategic opportunities which may require us to raise additional funds from outside sources in the future. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future, especially given the current adverse economic and credit conditions.

We used cash of $63.9 million and $14.0 million for our operating activities in the three months ended March 31, 2009 and 2008, respectively.   Our cash used for operating activities in the three months ended March 31, 2009 included uses of cash due to increases in other current assets and inventories of $20.1 million and $3.9 million, respectively, and decreases in restructuring liabilities and accrued compensation of $12.4 million and $12.0 million, respectively.  The increase in other current assets reflects prepayments for raw material inventory and the increase in inventories reflects inventory purchases in accordance with contractual agreements.  The decrease in restructuring liabilities reflects payment of employee separation costs associated with our restructuring at the end of 2008 and rental payments on vacated facilities that we are actively seeking to sublease.  The decrease in accrued compensation primarily reflects the payment of annual compensation accruals in the three months ended March 31, 2009.   Working capital changes may fluctuate from quarter to quarter due to timing of inventory and other current asset purchases and the timing of payments of accounts payable, accrued compensation and other current liabilities.

Our investing activities provided cash of $10.3 million and used cash of $93.1 million for the three months ended March 31, 2009 and 2008, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets.   Purchases of property, plant and equipment decreased to $38.8 million for the three months ended March 31, 2009 from $86.4 million for the three months ended March 31, 2008.  The decrease in purchases of property, plant and equipment primarily reflects reduced expenditures for our Ohio manufacturing facility following its substantial completion in the year ended December 31, 2008. Through March 31, 2009, we had expended in excess of $581 million associated with the construction of this facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  Additionally, we expect that our use of cash for capital expenditures will decrease significantly in 2009 as compared to 2008 following the substantial completion of our manufacturing facility in Ohio in 2008, partially offset by capital investments associated with the dual chamber cartridge pen configuration for exenatide once weekly discussed above.  The initial capital investment for the pen is expected to be $216 million over the next few years, which will be funded 60% by Lilly and 40% by us.  We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for exenatide once weekly.

Financing activities used cash of $4.0 million and provided cash of $6.6 million for the three months ended March 31, 2009 and 2008, respectively.  Financing activities in the three months ended March 31, 2009 include $7.8 million in principal payments on our $125 million term loan, partially offset by proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities for the three months ended March 31, 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

At December 31, 2008, we had $200 million in aggregate principal amount of convertible senior notes due 2011, or the 2004 Notes, and $575 million of the convertible senior notes due 2014, or the 2007 Notes, outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.  Subject to certain exceptions, if we undergo a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” such as if a majority of our Board of Directors ceases to be composed of the existing directors or other individuals approved by a majority of the existing directors, holders of the 2007 Notes will, for the duration of the notes, have the option to require the Company to repurchase all or any portion of their 2007 Notes.

In December 2007, we entered into a $140 million credit agreement. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. The term loan is repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve. At March 31, 2009 we had an outstanding balance of

$117.2 million under the term loan and had issued $7.1 million of standby letters of credit under the revolving credit facility. Both loans have a final maturity date of December 21, 2010. Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election. We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan. The interest rate on the credit facility is LIBOR plus 1.0% or the Bank of America prime rate, at our election.  The credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control as defined in the credit agreement, as amended (see Note 16 to the accompanying financial statements).

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

The following table summarizes our contractual obligations and maturity dates as of March 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$200,000	$—	$575,000
Interest on long-term convertible debt	107,375	22,250	42,000	34,500	8,625
Long-term note payable	117,188	31,250	85,938	—	—
Interest on long-term note payable, net of swap transactions (1)	9,379	6,030	3,349	—	—
Inventory purchase obligations(2)	313,478	57,427	121,821	134,230	—
Construction contracts	21,600	21,600	—	—	—
Operating lease obligations	205,036	23,281	47,293	49,807	84,655
Total(3)	$1,549,056	$161,838	$500,401	$218,537	$668,280

(1)  The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)          Includes $20.6 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)          Excludes long-term obligation of $6.4 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $1.8 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $283.9 million could be paid over the next 10 to 15 years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: the amount of product sales we and Lilly achieve for BYETTA and exenatide once weekly, if approved, and we achieve for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN; costs associated with the establishment of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at March 31, 2009 was approximately $173 million and $347 million, respectively.  We have entered into an interest rate swap in connection with our $125 million term loan.  The fair value of the interest rate swap at March 31, 2009 was a liability of $4.4 million.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.     Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time-to-time we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. For example, we are currently involved in nine product liability cases.  On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals.  This could result in an increase in the number of state product liability claims filed against pharmaceutical companies, including Amylin.  We have also been notified of additional claimants who may file product liability complaints. While we cannot predict the outcome of any lawsuit, claim or proceeding, we believe the disposition of the current lawsuits is not likely to have a material effect on our financial condition or liquidity.

On March 24, 2009, a putative class action titled San Antonio Fire & Police Fund v. Bradbury et al. (Case No. 4446-VCL) was filed by a stockholder of ours in the Court of Chancery of the State of Delaware.  The original complaint asserted claims for breach of fiduciary duty against us and our current directors arising out of certain provisions contained in our outstanding debt instruments relating to a change in a majority of the directors of the Board.  The plaintiff subsequently amended the complaint adding the indenture trustee under the 2007 Notes and the administrative agent under the Credit Agreement as defendants.  The complaint seeks to invalidate those debt instrument provisions or permit our Board to “approve” shareholder nominees, thus nullifying any potential default which might force us to repay the outstanding balance.  On April 13, 2009, a settlement was reached with the plaintiff to withdraw all allegations that our Board has not acted in good faith or has acted to entrench itself or interfere with stockholder voting rights.  The plaintiff also withdrew all claims that the Board is breaching its ongoing duties to our stockholders.

On May 6, 2009, we entered into an amendment of the Credit Agreement.  The amendment provides that lenders under the Credit Agreement agree to consent to the election of six or more stockholder nominees to our Board at our 2009 annual meeting of stockholders upon payment of a fee and the satisfaction of certain conditions as set forth in the amendment.  A hearing of this case was held on May 4, 2009.  As of May 5, 2009, shareholders filing their own slate of director nominees are seeking to place a combined total of five nominees on our Board.  The election of these five nominees out of twelve Board seats at this year’s annual meeting will not trigger the relevant provisions in our debt instruments.

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $47.0 million for the three months ended March 31, 2009, $321.9 million in 2008, $216.5 million in 2007 and $218.9 million in 2006. As of March 31, 2009, we had an accumulated deficit of approximately $1.8 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

We rely on Bachem and Lonza to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN. In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials. We have received FDA approval of a disposable pen for the delivery of SYMLIN in cartridges. We rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen. We also rely on Hollister-Stier Laboratories LLC for the assembly of the SYMLIN pen.

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

In order to manufacture exenatide once weekly on a commercial scale, if it is approved by the FDA, we must complete construction of and commission a new facility and validate the manufacturing process. We are dependent on Alkermes and Parsons to assist us in the construction and commissioning of the manufacturing facility. We have never established, validated, and operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly and to supply us with commercial quantities of the polymer required to manufacture exenatide once weekly. We also will need to obtain sufficient supplies of diluents, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide once weekly.   If exenatide once weekly is approved, we will be dependent upon Bachem, Mallinckrodt and Lonza to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in exenatide once weekly, and upon single suppliers to produce components for packaging exenatide once weekly.  Although we are working diligently to qualify the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale. If we are unable to demonstrate comparability of product, we may not be able to commercially launch exenatide once weekly in a timely manner or at all.

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide once weekly or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide once weekly outside the United States. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon twelve months’ notice. If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide once weekly, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. If Lilly does not successfully commercialize BYETTA outside the United States we may receive limited or no revenues from them. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. For example, we are currently involved in ten product liability cases.  On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals.  This could result in an increase in the number of state product liability claims filed against pharmaceutical companies, including Amylin. We have also been notified of additional claimants who may file product liability complaints. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance coverage. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

Holders of the 2004 and 2007 Notes may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. The lenders under the Term Loan may require us to repay outstanding principal and accrued interest due under the Term Loan upon the occurrence of an event of default, which could include, among other things, nonpayment of principle and interest, violation of covenants and a change in control. We have received notices from each of Icahn Partners LP and certain of its affiliates, referred to as the Icahn Group and Eastbourne Capital Management, L.L.C., referred to as Eastbourne and certain of its affiliates, announcing their intent to each nominate five individuals for election to our Board of Directors at the 2009 annual meeting and, in the case of the Icahn Group, to submit a proposal for shareholder approval requesting that we reincorporate in the state of North Dakota. If as a result of this proxy contest a majority of our Board of Directors ceases to be composed of the existing directors or other individuals approved by a majority of the existing directors, then a “change of control” under the Term Loan and a “fundamental change” under the indenture for 2007 Notes will be triggered. If triggered, the lenders under the Term Loan may terminate their commitments and accelerate our outstanding debt and the holders of our 2007 Notes may require us to repurchase the notes. We may not have the liquidity or financial resources to do so at the times required or at all.

We may not have sufficient cash funds to redeem the 2004 and 2007 Notes upon a designated event or repay the Term Loan upon an event of default. We may elect, subject to certain conditions, to pay the redemption price for the 2004 Notes in our common stock or a combination of cash and our common stock. We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price for the 2004 Notes in our common stock. If we are prohibited from redeeming the 2004 or 2007 Notes, we could seek consent from our lenders to redeem the 2004 or 2007 notes. If we are unable to obtain their consent, we could attempt to refinance the 2004 or 2007 Notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the 2004 or 2007 Notes. If we were unable to redeem the 2004 or 2007 Notes upon a designated event, it would result in an event of default under the indentures governing the 2004 or 2007 Notes. An event of default under the indentures could result in a further event of default under our other then-existing debt, including the Term Loan. In addition, the occurrence of a designated event may be an event of default under our other debt. Further, an event of default under the Term Loan could result in an event of default under the indentures governing the 2004 or 2007 Notes.

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal control over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal control. If material weaknesses are identified in the future we would be required to conclude that our internal control over financial reporting are ineffective and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

Our executive officers, directors and major stockholders control approximately 68% of our common stock.

As of March 31, 2009, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 68% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

We could be negatively affected as a result of a proxy fight and other actions of activist shareholders.

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

	High	Low
Year ending December 31, 2009
Second Quarter (through April 28, 2009)	$12.30	$8.56
First Quarter	$14.13	$7.89
Year ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55

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

3.2	Fourth Amended and Restated Bylaws (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference)

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

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), as amended†

10.2	Directors’ Plan Option Agreement, as amended†

10.3	Letter Agreement, dated April 9, 2009, between Registrant and Eli Lilly and Company

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 11, 2009	By:	/S/ MARK G. FOLETTA
Mark G. Foletta, Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)