Form 10-Q
period 2009-06-30
AMYLIN PHARMACEUTICALS INC
filed 2009-08-07
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2009
Common Stock, $.001 par value	141,176,026

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2009	December 31, 2008 (1)
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$111,272	$237,263
Short-term investments	533,166	579,575
Accounts receivable, net	76,405	62,369
Inventories, net	109,803	115,823
Other current assets	64,839	41,038
Total current assets	895,485	1,036,068

Property, plant and equipment, net	714,541	655,444
Other long-term assets	30,077	23,755
Debt issuance costs	10,264	11,786
	$1,650,367	$1,727,053

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$30,519	$39,467
Accrued compensation	45,645	65,145
Payable to collaborative partner	71,169	60,470
Other current liabilities	87,117	90,125
Restructuring liability, current portion	12,841	24,235
Notes payable, current portion	31,250	31,250
Deferred revenue	943	3,086
Total current liabilities	279,484	313,778

Long-term deferred credit	125,000	125,000
Restructuring liability, net of current portion	20,238	22,503
Deferred collaborative profit-sharing	17,878	—
Other long-term obligations, net of current portion	27,886	31,724
Notes payable, net of current portion	78,125	93,750
Convertible senior notes	632,130	621,021

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 450,000 shares authorized, 140,945 and 137,623 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	141	138
Additional paid-in capital	2,344,604	2,291,762
Accumulated deficit	(1,870,937)	(1,761,611)
Accumulated other comprehensive loss	(4,182)	(11,012)
Total stockholders’ equity	469,626	519,277
	$1,650,367	$1,727,053

(1)         Adjusted for the required retroactive adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (1)	2009	2008 (1)
Revenues:
Net product sales	$197,497	$200,335	$376,829	$379,056
Revenues under collaborative agreements	11,875	21,684	26,217	40,200
Total revenues	209,372	222,019	403,046	419,256

Costs and expenses:
Cost of goods sold	24,293	24,682	42,925	46,706
Selling, general and administrative	92,052	111,088	179,608	209,331
Research and development	63,601	75,401	123,620	152,607
Collaborative profit sharing	76,199	78,950	149,216	148,851
Restructure	11,376	—	11,376	—
Total costs and expenses	267,521	290,121	506,745	557,495

Operating loss	(58,149)	(68,102)	(103,699)	(138,239)

Interest and other income	700	6,974	3,723	18,004
Interest and other expense	(4,923)	(5,463)	(9,350)	(17,455)
Net loss	$(62,372)	$(66,591)	$(109,326)	$(137,690)

Net loss per share, basic and diluted	$(0.44)	$(0.49)	$(0.78)	$(1.01)

Shares used in computing net loss per share, basic and diluted	140,912	137,142	139,864	136,500

(1)         Adjusted for the required retroactive adoption of FSP APB 14-1.

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008 (1)
Operating activities:
Net loss	$(109,326)	$(137,690)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	17,855	13,740
Amortization of debt discount and debt issuance costs	4,282	5,976
Employee stock-based compensation	23,047	29,002
Stock-settled compensation accruals	11,588	13,752
Other non-cash expenses, net	3,275	2,124
Changes in operating assets and liabilities:
Accounts receivable, net	(14,036)	7,941
Inventories, net	6,020	48
Other current assets	(23,271)	(2,557)
Accounts payable and accrued liabilities	(10,302)	1,902
Accrued compensation	(5,734)	(532)
Payable to collaborative partner	10,699	(4,687)
Deferred revenue	(2,143)	(2,143)
Restructuring liabilities	(13,659)	—
Deferred collaborative profit-sharing	17,878	—
Long-term prepaid expenses	(7,482)	—
Other assets and liabilities, net	(3,838)	438
Net cash flows used for operating activities	(95,147)	(72,686)

Investing activities:
Purchases of short-term investments	(444,471)	(642,520)
Sales and maturities of short-term investments	495,803	588,196
Purchases of property, plant and equipment, net	(70,720)	(173,403)
Increase in other long-term assets	(221)	(510)
Net cash flows used for investing activities	(19,609)	(228,237)

Financing activities:
Issuance of common stock, net	4,390	9,509
Repayment of notes payable	(15,625)	—
Net cash flows (used for) provided by financing activities	(11,235)	9,509

Change in cash and cash equivalents	(125,991)	(291,414)

Cash and cash equivalents at beginning of period	237,263	422,232
Cash and cash equivalents at end of period	$111,272	$130,818

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$4,403	$13,702
Non-cash interest capitalized to property, plant and equipment	$8,353	$5,679

Non-cash financing activities:
Issuance of common stock for contingent share settled obligation	$—	$30,000
Shares contributed as employer 401(k) match	$5,104	$4,283
Shares contributed to employee stock ownership plan	$20,250	$16,996

(1)         Adjusted for the required retroactive adoption of FSP APB 14-1.

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

June 30, 2009

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, adjusted for the retroactive adoption of  Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) 14-1 (see Note 2), but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as the Company or Amylin) Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

Net Product Sales

The Company sells BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further obligations. The Company records product sales net of allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers. The Company must make significant judgments in determining these allowances. If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.  The Company recorded an allowance related to the Department of Defense’s (DOD) Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and is effective on May 26, 2009.  The final rule clarified the DOD’s interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule the Company recorded an allowance of $6.6 million for such rebates in the six months ended June 30, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.7 million and $0.6 million at June 30, 2009 and December 31, 2008, respectively.

Investments in Unconsolidated Entities

The Company uses the equity method of accounting for investments in other companies that are not controlled by the Company and in which the Company’s interest is generally between 20% and 50% of the voting shares or the Company has significant influence over the entity, or both.  The Company’s share of the income or losses of these entities are included in interest and other income or interest and other expense, and the investments, which had a net book value of $3.6 million and $4.7 million at June 30, 2009 and December 31, 2008, respectively, are included in other long-term assets.  The Company recorded $0.6 million and $1.0 million for its share of equity method investee losses during the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.9 million for its share of equity method investee losses during the six months ended June 30, 2009 and 2008, respectively.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Short-term investments	$533,166	$533,166	$—	$—
Cash and cash equivalents	111,272	111,272	—	—
Derivative financial instrument contracts, net liability	(3,132)	—	(3,132)	—

	$641,306	$644,438	$(3,132)	$—

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

Derivative Financial Instruments

The Company mitigates certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other expense. The fair value of the Company’s derivative financial instruments was a net liability of $3.1 million and $4.8 million at June 30, 2009 and December 31, 2008, respectively.  The Company has determined that its derivative financial instruments are defined as Level 2 in the fair value hierarchy. The Company recognized a gain of $0.9 million and $3.0 million on derivative financial instruments for the three months ended June 30, 2009 and 2008, respectively and a gain of $1.6 million and $0.2 million on derivative financial instruments for the six months ended June 30, 2009 and 2008, respectively.  Gains and losses on derivative financial instruments are included in interest and other expense in the accompanying Consolidated Statements of Operations.

The following table summarizes the fair value and balance sheet classification of the Company’s derivative financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Fair Value	Balance sheet location	Fair Value	Balance sheet location
Foreign currency derivative contracts	$777	Other current assets	$160	Other current assets

Interest rate derivative contract (Note 12)	(3,909)	Other long-term obligations, net of current portion	(4,991)	Other long-term obligations, net of current portion

	$(3,132)		$(4,831)

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options and warrants of 0.2 million for both the three and six months ended June 30, 2009, and common stock equivalents from stock options and warrants of 3.2 million for both the three and six months ended June 30, 2008, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million for the three and six months ended June 30, 2009 and 2008 are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if the Company reports net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial FASB revised SFAS No. 123 (SFAS 123R), “Share-Based Payment,” which establishes accounting for non-cash stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash stock-based compensation expense for awards outstanding at the effective date is being recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation.”

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Selling, general and administrative expenses	$7,612	$9,054	$14,917	$17,386
Research and development expenses	4,481	5,886	8,130	11,616
	$12,093	$14,940	$23,047	$29,002

Net stock-based compensation expense, per common share:
Basic and diluted	$0.09	$0.11	$0.16	$0.21

The Company recorded $12.1 million and $14.9 million of total non-cash, stock-based compensation expense during the three months ended June 30, 2009 and 2008, respectively, and $23.0 million and $29.0 million of total non-cash, stock-based compensation expense during the six months ended June 30, 2009 and 2008, respectively, in all cases related to stock-based awards consisting of stock options and employee stock purchase rights.  At June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $76.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.  The Company issued 0.1 million and 0.2 million shares upon the exercise of stock options in the three and six months ended June 30, 2009, respectively.

In addition to the stock-based compensation discussed above, the Company also recorded $3.4 million and $9.2 million of expense associated with its Employee Stock Ownership Plan, or ESOP, for the three and six months ended June 30, 2009, respectively, and $5.3 million and $10.7 million for the three and six months ended June 30, 2008, respectively.  The breakdown of non-cash ESOP expense by operating statement classification is presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Selling, general and administrative expenses	$1,849	$3,048	$5,080	$5,855
Research and development expenses	1,550	2,284	4,072	4,872
	$3,399	$5,332	$9,152	$10,727

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amylin Ohio, LLC and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

•                  FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (FSP FAS 157-4). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  The April 1, 2009 adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

•                  FSP FAS 115-2, FSP FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2, FSP 124-2 and EITF 99-20-2). FSP FAS 115-2, FSP FAS 124-2 and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.  The April 1, 2009 adoption of FSP FAS 115-2, FSP FAS 124-2 and EITF 99-20-2 did not have a material impact on the Company’s financial statements.

•                  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and FSP APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  The April 1, 2009 adoption of FSP FAS 107-1 and FSP APB 28-1 did not have a material impact on the Company’s financial statements.

During the second quarter, the Company adopted SFAS No. 165, “Subsequent Events”, issued by the FASB in May 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.”  SFAS No. 168 provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

2.              Adoption of FSP APB 14-1

Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  FSP ABP 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The carrying amount of the liability component of the convertible debt instrument is determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying value of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Related transaction costs are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense using the interest method.  FSP ABP 14-1 is applied retrospectively to all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented recognized as of the beginning of the first period presented.  Due to the Company’s option to elect net-share settlement upon conversion, the Company’s $575 million Senior Convertible Notes issued in June 2007 (the 2007 Notes) are within the scope of FSP APB 14-1.  The Company’s $200 million Convertible Senior Notes issued in 2004 (the 2004 Notes) are not within the scope of FSP APB 14-1 as they may only be settled in shares of the Company’s common stock upon conversion.

Upon adoption, the Company recorded a cumulative debt discount on the 2007 Notes of $185.6 million at inception, and an increase of $180.3 million to stockholders’ equity representing the gross value of the equity component of $185.6 million net of allocated transaction costs of $5.3 million.  The debt discount is being amortized to interest expense over the term of the 2007 Notes, net of interest capitalized, which resulted in a cumulative effect on retained earnings of the change in accounting principle of $5.4 million as of January 1, 2008.  As required by the provisions of FSP APB 14-1, the Company is retroactively adjusting its 2007 and 2008 financial statements.

The Company’s net loss for the quarter ended June 30, 2009 of $62.4 million, or $0.44 per share, includes $1.1 million, or $0.01 per share of incremental interest and other expense due to the adoption of FSP APB 14-1.  The Company’s net loss for the six months ended June 30, 2009 of $109.3 million, or $0.78 per share, includes $2.4 million, or $0.02 per share, of incremental interest and other expense due to the adoption of FSP ABP 14-1.

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

The following tables set forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of operations for the three and six months ended June 30, 2008 (in thousands, except per share amounts):

	Three months ended June 30, 2008
	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(3,688)	$(1,775)	$(5,463)
Net loss	$(64,816)	$(1,775)	$(66,591)
Net loss per share	$(0.47)	$(0.02)	$(0.49)

	Six months ended June 30, 2008
	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(13,378)	$(4,077)	$(17,455)
Net loss	$(133,613)	$(4,077)	$(137,690)
Net loss per share	$(0.98)	$(0.03)	$(1.01)

The following tables set forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of cash flows for the six months ended June 30, 2008 (in thousands):

	Six months ended June 30, 2008
	As previously reported	Implementation adjustments	As adjusted
Net loss	$(133,613)	$(4,077)	$(137,690)
Amortization of debt discount and debt issuance costs	$1,899	$4,077	$5,976

3.              Short-term Investments

The Company’s short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to not sell the security for a sufficient period of time in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

The following is a summary of short-term investments as of June 30, 2009 and December 31, 2008 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses(1)	Estimated Fair Value
June 30, 2009
U.S. Treasury securities	$184,427	$66	$(13)	$184,480
Obligations of U.S. Government-sponsored enterprises	89,210	345	(546)	89,009
Corporate debt securities	239,692	574	(562)	239,704
Asset backed securities	21,237	115	(1,379)	19,973
Total	$534,566	$1,100	$(2,500)	$533,166

December 31, 2008
U.S. Treasury securities	$130,193	$449	$—	$130,642
Obligations of U.S. Government-sponsored enterprises	129,197	656	(1,494)	128,359
Corporate debt securities	294,805	175	(4,090)	290,890
Asset backed securities	33,081	4	(3,401)	29,684
Total	$587,276	$1,284	$(8,985)	$579,575

(1)          Other comprehensive loss included a net unrealized loss of $2.8 million and $3.3 million on investments underlying the Company’s 2001 Non-Qualified Deferred Compensation Plan at June 30, 2009 and December 31, 2008, respectively.

The gross realized gains on sales of available-for-sale securities totaled approximately $0.1 million and $0.1 million and the gross realized losses totaled $0.5 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively. Gross realized gains on sales of available-for-sale securities totaled approximately $0.6 million and $2.0 million and the gross realized losses totaled $0.6 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively

Contractual maturities of short-term investments at June 30, 2009 were as follows (in thousands):

Fair Value
Due within 1 year	$415,705
After 1 but within 5 years	84,729
After 5 but within 10 years	3,227
After 10 years	29,505
Total	$533,166

For purposes of these maturity classifications the final maturity date is used for securities not due at a single maturity date.   This includes asset-backed and mortgage-backed securities which are included in Obligations of U.S Government-sponsored enterprises in the table above.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 (in thousands):

	Less then 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$44,706	$(13)	$—	$—	$44,706	$(13)
Obligations of U.S Government-sponsored enterprises	14,998	(4)	20,943	(542)	35,941	(546)
Corporate debt securities	24,775	(24)	35,322	(538)	60,097	(562)
Mortgage-backed securities	—	—	15,100	(1,379)	15,100	(1,379)
	$84,479	$(41)	$71,365	$(2,459)	$155,844	$(2,500)

The Company’s investments had gross unrealized losses of $2.5 million and $9.0 million at June 30, 2009 and December 31, 2008, respectively.  The Company recorded $1.4 million in other-than-temporary impairment losses for credit-related losses for two securities in its portfolio in the quarter ended June 30, 2009.  These impairment losses were based upon the difference between the cost basis and the observed market prices for these securities at June 30, 2009.  The unrealized losses on the Company’s investments in marketable securities is due in most instances to the increased volatility in the markets impacting certain of the classes of securities the Company invests in and not a deterioration in credit ratings. The Company’s investments have a short effective duration, and since the Company has the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

4.              Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $1.2 million and $5.1 million at June 30, 2009 and December 31, 2008, respectively. Raw materials consists of bulk drug material for BYETTA and SYMLIN, work-in-process consists of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process SYMLIN vials, and finished goods consists of BYETTA drug product in a disposable pen/cartridge delivery system, finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.  The reduction in the valuation allowance primarily reflects the scrapping of material previously reserved for that the Company was unable to utilize.

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$74,165	$74,140
Work-in-process	21,011	21,382
Finished goods	14,627	20,301
	$109,803	$115,823

5.              Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Prepaid inventory	$34,986	$13,230
Prepaid expenses	23,816	23,623
Other current assets	6,037	4,185
	$64,839	$41,038

6.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes, the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes, and a $125 million term loan entered into in

December 2007, referred to as the Term Loan.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method over the contractual term of the related debt. The Company incurred total debt issuance costs of $19.1 million in connection with the 2004 Notes, the 2007 Notes and the Term Loan. Amortization expense of $0.8 million was recorded in each of the three months ended June 30, 2009 and 2008, respectively.  Amortization expense of $1.5 million was recorded in each of the six months ended June 30, 2009 and 2008, respectively.

7.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued rebates	$38,333	$28,575
Accrued expenses	33,481	43,482
Other current liabilities	15,303	18,068
	$87,117	$90,125

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

Effective January 1, 2009, the Company implemented EITF No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-01, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from the Company’s collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from the Company’s collaborative partners related to development activities are generally reflected as collaborative revenues and amounts due to the Company’s collaborative partners related to sharing of commercialization expenses are generally reflected as selling, general and administrative expenses.  Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval.  Milestone payments and up-front payments made related to approved drugs (of which there have been none to date) will generally be capitalized and amortized to cost of goods sold over the economic life of the product.  Royalties received (of which there have been none to date) will generally be reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold.  The adoption of EITF 07-01 did not affect the Company’s financial position or results of operations.

For collaborations with commercialized products, if we are the principal, as defined in EITF No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”, or EITF 99-19, we record revenue and the corresponding operating costs in their respective line items within the Company’s statement of operations.  If the Company is not the principal, it records operating costs as a reduction of revenue.  EITF 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price and has the risks and rewards of providing product or service to the customer, including inventory and credit risk.

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

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as exenatide once weekly, of which $75 million have been paid through June 30, 2009, $30 million of which was converted into 0.8 million shares of the Company’s common stock in February 2008. No additional development milestones may be earned under the collaboration agreement.

Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations Through June 30, 3009, $40 million of these milestones have been paid and recorded as revenue and remaining milestones relate primarily to the commercial launch of exenatide once weekly in selected territories throughout the world, including the United States.

The Company recorded $10.6 million and $20.2 million of cost sharing payments due from Lilly for the three months ended June 30, 2009 and 2008, respectively, and recorded $23.5 million and $37.4 million of cost sharing payments due from Lilly for the six months ended June 30, 2009 and 2008, respectively, related to the sharing of BYETTA and exenatide once weekly development expenses, which are included in revenues under collaborative agreements in the accompanying consolidated statements of operations.  In addition, the Company recorded $2.9 million and $5.4 million of selling, general and administrative expenses for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $9.3 million for the six months ended June 30, 2009 and 2008, respectively, for amounts due to Lilly for sharing of sales force and external marketing expenses.

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

Under the terms of the supply agreement, Lilly made a cash payment of $125 million to the Company, which represents an amount to compensate the Company for the estimated past and future cost of carrying Lilly’s share of the capital investment made in the Company’s manufacturing facility in Ohio, that otherwise would have been included in the cost of product produced at the facility and charged to Lilly through the Company’s arrangements with them. In addition to this cash payment, the Company will recover Lilly’s share of the capital investment in the facility through an allocation of depreciation expense to cost of goods sold as discussed below. Under the terms of the supply agreement, the Company has agreed not to charge Lilly for Lilly’s share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. Accordingly, the Company has determined that a portion of the $125 million payment, amounting to $30.2 million at June 30, 2009, represents a reimbursement to the Company of Lilly’s share of interest costs capitalized to the facility that will be credited to Lilly for its share of the capitalized interest included in the cost of goods sold for exenatide once weekly as incurred. The Company has concluded that any excess amount represents deferred collaborative revenue for services to be provided to Lilly under the supply agreement that will be amortized ratably over the economic useful life of the exenatide once weekly product following its commercial launch. The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at June 30, 2009, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. Under certain circumstances, including upon an impairment of the exenatide once weekly manufacturing facility, Lilly may receive a credit for the unearned portion of the $125 million payment which will be applied against Lilly’s share of the impairment charge.  The $125 million payment is not refundable to Lilly if exenatide once weekly does not receive regulatory approval unless such non-approval results in an impairment as discussed above.

In addition to the $125 million cash payment, the Company will recover Lilly’s share of the over $500 million capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with the collaboration agreement. The Company retains ownership of the facility and Lilly’s share of the capital investment to be recovered through the sharing of cost of goods sold is initially estimated to be 55% subject to adjustment based upon the allocation of the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

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

In April 2009, the Company and Lilly announced the restructuring of its exenatide operations in order to improve alliance effectiveness, increase financial and operational efficiencies and maximize the value of BYETTA and exenatide once weekly.  Additionally, the Company and Lilly amended their Collaboration Agreement to require one year’s notice for termination of the agreement without cause. Previously, the agreement required six-month’s notice. In addition, the Company and Lilly also agreed that internal marketing costs, which were previously not shared, are now shared within the alliance.

In May 2009, the Company and Lilly entered into a cost allocation agreement, or the Cost Allocation Agreement, which amends the exenatide development and commercialization cost-sharing provisions contained in the companies’ Collaboration Agreement and Exenatide Once Weekly Supply Agreement, or the Agreements.

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

In May 2009, the Company and Lilly entered into a joint supply agreement for an exenatide once weekly pen device.  The Company and Lilly agreed to cooperate in the development, manufacturing and marketing of exenatide once weekly in a dual chamber cartridge pen configuration.  The companies will share the capital and development costs of the pen, including the estimated total capital investment of approximately $216 million which is expected to be incurred over the next few years. The Company and Lilly have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to the Company, with Lilly funding its share as the capital expenditures are incurred.  Through June 30, 2009, the Company has incurred $35.6 million in capital expenditures associated with the exenatide once weekly pen, which amount is included in construction in progress.  Lilly’s 60% share of these expenditures is $21.4 million, of which $17.9 million has been received by the Company.  Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly’s share of the depreciation included in cost of goods sold for the exenatide once weekly pen device as incurred.

9.              Restructuring

In November 2008, the Company announced a corporate restructuring that reduced its San Diego work force by approximately 25 percent or 330 employees. In connection with the restructuring, the Company recorded restructuring charges of $54.9 million, consisting primarily of facility related charges, employee separation costs and asset impairments which were recorded in the quarter ended December 31, 2008.

In May 2009, the Company announced a restructuring of its sales force to merge its existing primary care and specialty sales forces into a single organization.  This restructuring reduced the total number of Amylin sales representatives by approximately 200 employees.  The Company recorded restructuring charges of $11.4 million during the quarter ended June 30, 2009 consisting primarily of employee separation costs which were incurred in the quarter ended June 30, 2009. The following table summarizes the components of the restructuring charges (in thousands):

	Three months ended June 30, 2009
	Accruals	Non-cash items	Total
Employee separation costs	$10,629	$281	$10,910
Other restructuring charges	466	—	466
	$11,095	$281	$11,376

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2008	$8,291	$38,447	$—	$46,738
Accruals	10,629	—	466	11,095
Payments	(18,254)	(6,500)	—	(24,754)
Balance at June 30, 2009	$666	$31,947	$466	$33,079

The $13.7 million reduction in the restructuring liability during the six months ended June 30, 2009 consists of payments of $18.3 million of employee separation costs, reflecting severance and other separation benefit payments and $6.5 million of facilities related charges reflecting ongoing rental payments for leases associated with vacated facilities. Partially offsetting these payments are additional accruals of $11.1 million associated with the May 2009 sales force restructuring discussed above. The Company records restructuring activities in accordance with FASB Statement No. 44, “Accounting for the Impairment and Disposal of Long-Lived Assets” and FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

10.       Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended June 30, 2009 and 2008, comprehensive loss consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(62,372)	$(66,591)	$(109,326)	$(137,690)
Other comprehensive loss:
Unrealized gain (loss) on investments	5,692	(493)	6,830	(3,638)
Comprehensive loss	$(56,680)	$(67,084)	$(102,496)	$(141,328)

11.       Convertible Senior Notes

In June 2007, the Company issued the 2007 Notes in a private placement, which have an aggregate principal amount of $575 million, and are due June 15, 2014. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. The Company may not redeem the 2007 Notes prior to maturity. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, the Company will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change. The maximum conversion rate is 22.9252 ($43.62 per share), which would result in a maximum issuance of 13.2 million shares of common stock if all holders converted at the maximum conversion rate.  The principal amount of the 2007 Notes exceeds the current if-converted value.

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

The fair value of the 2007 Notes, determined by observed market prices, was $373.7 and $260.4 million at June 30, 2009 and December 31, 2008, respectively.

As discussed in Note 2, the 2007 Notes are within the scope of FSP APB 14-1which the Company adopted effective January 1, 2009.

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of the 2007 Notes (in thousands):

	June 30, 2009	December 31, 2008
Principal amount	$575,000	$575,000
Unamortized debt discount	(142,870)	(153,979)
Net carrying amount	$432,130	$421,021

The carrying amount of the equity component of the 2007 Notes was $180.3 million at June 30, 2009 and December 31, 2008.  At June 30, 2009, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, approximately five years.  The effective interest rate on the net carrying value of the 2007 Notes was 9.3% for both the three and six month periods ended June 30, 2009 and 2008.

In April 2004, the Company issued the 2004 Notes, which have an aggregate principal amount of $200 million, and are due April 15, 2011. The 2004 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. The Company may not redeem the 2004 Notes prior to maturity.  As discussed in Note 2, the 2004 Notes are not within the scope of FSP APB 14-1 as they can only be settled in shares of the Company’s common stock upon conversion.

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

The fair value of the 2004 Notes, determined by observed market prices, was $178.4 and $150.0 million at June 30, 2009 and December 31, 2008, respectively.

The Company capitalized $3.8 million, and $2.9 million of coupon interest expense and $4.3 million and $3.2 million of non-cash interest in debt discount in the three months ended June 30, 2009 and 2008, respectively, and capitalized $7.5 million, and $5.2 million of coupon interest expense and $8.4 million and $5.7 million of non-cash interest in debt discount in the six months ended June 30, 2009 and 2008, respectively, associated with construction in progress.

12.       Long-Term Note Payable

In December 2007, the Company entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million Term Loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  The Company had an outstanding balance of $109.4 million under the Term Loan and had issued $7.1 million and $5.6 million of stand-by letters of credit under the revolving credit facility primarily in connection with office leases, at June 30, 2009 and December 31, 2008, respectively.

The Company’s domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of the Company’s and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The Term Loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the Term Loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on the Company’s election of either one, two, three or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  The Company has elected to use the three month LIBOR rate, which was 0.6% and 1.44% at June 30, 2009 and December 31, 2008, respectively.  Interest periods on the revolving credit facility may be either one, two, three or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by the Company.  Both loans have a final maturity date of December 21, 2010.

The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents balances, as defined in the agreement, in excess of $400 million, below which certain limitations provided for in the agreement become effective. The credit agreement also contains certain events of default including unrestricted cash and cash equivalents balances, as defined in the agreement, falling below $280 million, nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and default under other indebtedness that would permit the administrative agent to accelerate the Company’s outstanding obligations if not cured within applicable grace periods. In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control, as defined in the credit agreement as amended. There is an annual commitment fee associated with the revolving credit facility of 0.25%.

Maturities of long-term notes payable for periods ending after June 30, 2009 are as follows (in thousands):

Six months ending December 31, 2009	$15,625
Year ending December 31, 2010	93,750
Total minimum debt payments	$109,375

In connection with the execution of the Term Loan, the Company entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007 that has resulted in a net fixed rate of 5.717% and matures on December 21, 2010.  The Company determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy.  The fair value of the interest rate swap agreement was a liability of $3.9 million and $5.0 million at June 30, 2009 and December 31, 2008, respectively.  The Company recognized a gain on the interest rate swap, which is included in interest and other expense, of $0.5 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively.  The Company recognized a gain on the interest rate swap, which is included in interest and other expense, of $1.1 million for the six months ended June 30, 2009 and a loss on the interest rate swap, which is included in interest and other expense, of $0.7 million for the six months ended June 30, 2008.

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

As of June 30, 2009, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $287.4 million in aggregate, of which $2.5 million would be due within the next 12 months.

The Company has committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $84.3 million as of June 30, 2009. The majority of these inventory commitments relate to exenatide once weekly and BYETTA, including minimum inventory purchases for exenatide once weekly of $62.0 million that are contingent upon FDA approval of exenatide once weekly.

As of June 30, 2009, capital commitments to complete construction of the Company’s exenatide once weekly manufacturing facility in Ohio are $9.4 million, and capital commitments related to the exenatide once weekly pen device are $35.6 million.

15.       Litigation

From time to time in the ordinary course of business, the Company becomes involved in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to product liability, patent infringement and employment claims.  Since August 2008, the Company and Lilly have been named as defendants in 21 separate product liability cases involving approximately 110 plaintiffs in various courts in the United States and a putative class action lawsuit that has been filed in Louisiana.  These cases have been brought by individuals who allege they have used BYETTA.  They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases, wrongful death.  Most of the cases are pending in California state court, where the Judicial Council recently granted the Company’s petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use.  The Company has also received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit.  While the Company cannot predict the outcome of any lawsuit, claim or proceeding, the Company and Lilly intend to vigorously defend these matters. These matters are at an early stage and as a result the Company cannot estimate potential losses, if any, at this time.

16.       Subsequent Events

No events subsequent to June 30, 2009 that require disclosure have occurred.  The Company evaluated subsequent events for disclosure through August 7, 2009, which represents the date the financial statements were issued.

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

Overview

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005. BYETTA was approved in the European Union, or EU, in 2006 and our collaboration partner, Eli Lilly and Company, or Lilly, has commercially launched BYETTA in 54 countries as of June 30, 2009. Our near-term business strategy is to create value for patients and our stockholders by capitalizing on market drivers, such as the recent inclusion by the American Diabetes Association, or ADA, of BYETTA as the only new addition to their treatment guidelines. Our focus remains on increasing BYETTA and SYMLIN revenue, preparing for the successful launch of exenatide once weekly, if approved, significantly improving operating results and progressing toward positive operating cash flow by the end of 2010. Our long-term strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program. We intend to finalize our obesity funding and development strategy by the end of 2009.

BYETTA is the first and only approved medicine in a new class of compounds called glucagon-like peptide-1, or GLP-1, receptor agonists. We began selling BYETTA in the United States in June 2005. BYETTA is approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, a sulfonylurea and/or a thiazolidinediene, or TZD, three common oral therapies for type 2 diabetes. In October 2008, the ADA and the European Association for the Study of Diabetes, or EASD, updated their type 2 diabetes treatment guidelines, placing the GLP-1 receptor agonist class, of which BYETTA is the only approved product, as a secondary treatment option for type 2 diabetes patients. In August 2008, the Food and Drug Administration, or FDA, updated a prior alert for BYETTA referencing pancreatitis.  We are currently in discussions with the FDA regarding potential updates to the BYETTA label regarding pancreatitis and other matters.  Prescriptions declined in the second half of 2008. During that time period we committed our field resources to educating the medical community on the facts about BYETTA, pancreatitis and the product’s safety profile. We believe the decline in BYETTA prescriptions and demand for the product continued to stabilize during the quarter ended June 30, 2009.  Net product sales of BYETTA were $175.1 million and $177.5 million for the three months ended June 30, 2009 and 2008, respectively, and $332.8 million and $336.0 million for the six months ended June 30, 2009 and 2008, respectively.

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

In the second quarter of 2009, we entered into several agreements with Lilly that will enable us to improve the operational effectiveness and efficiency of our collaboration agreement.  In April 2009, we and Lilly announced the restructuring of our exenatide operations in order to improve alliance effectiveness, increase financial and operational efficiencies and maximize the value of BYETTA and exenatide once weekly.  In May 2009, we and Lilly entered into a cost allocation agreement which amends the exenatide development and commercialization cost-sharing provisions contained in the collaboration agreement.

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005. Symlin is approved in the United States for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. In early 2008, we commercially launched the SymlinPen® 120 and SymlinPen® 60 pen injector devices in the United States. These pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control. Net product sales of SYMLIN were $22.4 million and $22.8 million for the three months ended June 30, 2009 and 2008, respectively, and $44.0 million and $43.1 million for the six months ended June 30, 2009 and 2008, respectively.

In May 2009, we announced a restructuring of our sales force that merged our existing primary care and specialty sales forces into a single specialty sales organization.  This new sales force will be focused on targeting those doctors that write the majority of BYETTA and SYMLIN prescriptions. This sales-force restructuring reduced our total number of sales representatives by approximately 200 employees.  We incurred restructuring charges of $11.4 million during the quarter ended June 30, 2009.  Following this restructuring we have a field force of approximately 400 people dedicated to marketing BYETTA and SYMLIN in the United States.  Our field force includes our specialty sales force, and managed care and government affairs organizations.  Lilly co-promotes BYETTA in the United States.

In addition to our marketed products, we are working with Lilly and Alkermes, Inc. to develop exenatide once weekly. We are also working with Parsons, Inc. on the construction of a manufacturing facility for exenatide once weekly in Ohio. We substantially completed the construction of this facility in 2008. We are now manufacturing exenatide once weekly at commercial scale in this facility and using this material in clinical trials.  In March 2009, we reported that analysis of data from the ongoing extension of our DURATION-1 study designed to provide the data required to demonstrate comparability of commercial and development drug lots to support the regulatory submission of exenatide once weekly have been successfully completed and are part of the NDA submitted to FDA in May 2009.  The FDA filed the NDA submission in July 2009 and the application has a ten month review period.  In March 2009, we also announced that a meta-analysis of primary cardiovascular events across controlled clinical studies of three months or greater, from the BYETTA database, showed no increased risk of cardiovascular events associated with exenatide use and that these findings will be used to support the cardiovascular safety of exenatide once weekly.

In March 2009 and July 2009, we announced positive results from DURATION-2 and DURATION-3, respectively, the second and third in a series of five of such studies designed to test the superiority of exenatide once weekly compared to other diabetes therapies.  In DURATION-2 exenatide once weekly demonstrated superior glucose control with weight loss and no increase in hypoglycemia compared to maximum doses of sitagliptin or pioglitazone.  In DURATION-3 exenatide once weekly demonstrated superior glucose control with weight loss and with less hypoglycemia compared to insulin glargine. During the remainder of 2009, we remain focused on building a superior profile for exenatide once weekly by conducting clinical studies that compare exenatide once weekly against competing products. The objective of these studies is to support the launch of exenatide once weekly and demonstrate superiority and the transformational nature of our exenatide once weekly therapy.

In November 2008, we announced a strategic restructuring and workforce reduction that reduced the size of our San Diego workforce by approximately 25%, or 330 employees. The goal of the restructuring was to better align our cost structure with anticipated revenues and is part of our business plan to achieve positive operating cash flow by the end of 2010. Additionally, in May 2009, we announced the restructuring of our sales force as discussed above.  We continue to believe we have the appropriate resources to market BYETTA and SYMLIN, bring exenatide once weekly to market as soon as possible, and continue to advance our obesity programs.

Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Therapies for Obesity strategy.  In July 2009 we announced positive results from a 28-week dose-ranging study of pramlintide/metreleptin, a combination treatment comprising pramlintide, an analog of the natural hormone amylin, and metreleptin, an analog of the natural hormone leptin, in overweight and obese patients. This Phase 2 study successfully characterized patients who responded best to treatment and also provided important information to inform dose selection.  In 2009, we plan to continue the development of a potential obesity medicine that is a combination of pramlintide and metreleptin and the development of a second generation amylinomimetic, now known as davalintide (formerly known as AC2307). Davalintide is now in a Phase 2 clinical study and we expect to report data from this study by the end of 2009. We intend to finalize our obesity funding and development strategy by the end of 2009.

Although our efforts will remain primarily focused on our near-term opportunities including BYETTA, SYMLIN, exenatide once weekly and select investments in our obesity programs, we also maintain an active discovery research program focused on novel peptide and protein therapeutics and are actively seeking to in-license additional drug candidates.

We have also made a number of strategic investments and collaborations for the potential development of additional drug candidates.

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At June 30, 2009, our accumulated deficit was approximately $1.9 billion.

At June 30, 2009, we had approximately $644.4 million in cash, cash equivalents and short-term investments.  Additionally we have future availability of $165 million beginning December 1, 2009 pursuant to a credit facility with Lilly. Although we may not generate positive operating cash flows for the next few years, we intend to improve our operating results and reduce our use of cash for operating activities from current levels to achieve our goal to be operating cash flow positive by the end of 2010. Additionally, we expect that our use of cash for capital expenditures will decrease significantly from 2008 levels following the substantial completion of our manufacturing facility in Ohio in 2008. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2008, other than the adoption of FSP ABP 14-1 which required the estimation of the non-convertible borrowing rate for our 2007 Notes.  The financial information as of June 30, 2009, should be read in conjunction with the financial statements for the year ended December 31, 2008, contained in our annual report on Form 10-K filed on February 27, 2009.

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 27, 2009.

Results of Operations

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Net Product Sales

Net product sales for the three months ended June 30, 2009 and 2008 were $197.5 million and $200.3 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended June 30,
	2009	2008
BYETTA	$175.1	$177.5
SYMLIN	22.4	22.8
	$197.5	$200.3

The slight decrease in net product sales for BYETTA in the current period primarily reflects a reduction in prescription demand following the August 2008 FDA update to a prior alert referencing pancreatitis discussed above, partially offset by higher prices in the three months ended June 30, 2009 compared to the same period in 2008.  We believe that prescription demand continued to stabilize in the three months ended June 30, 2009.

The slight decrease in net product sales for SYMLIN in the current period primarily reflects a reduction in prescription demand partially offset by higher prices in the quarter ended June 30, 2009 compared to the same period in 2008.  We believe that with the increased promotion for SYMLIN with our new specialty sales force discussed above, we have an opportunity to increase SYMLIN demand in the second half of 2009.

Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters, including expected label changes for BYETTA, economic factors and other environmental factors.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended June 30, 2009 were $11.9 million, compared to $21.7 million for the same period in 2008. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $9.8 million decrease in revenues under collaborative agreements in the current quarter compared to the same period in 2008 reflects lower cost-sharing payments from Lilly for exenatide once weekly and BYETTA due to lower development expenses for exenatide once weekly and BYETTA.

The following table summarizes the components of revenues under collaborative agreements for the three months ended June 30, 2009 and 2008 (in millions):

	Three months ended June 30,
	2009	2008
Amortization of up-front payments	$1.1	$1.1
Cost-sharing payments	10.8	20.6
	$11.9	$21.7

In future periods, we expect that revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly for sharing of development costs, possible future milestone payments, $0.9 million of remaining amortization of the $30 million portion of the up-front payment received from Lilly upon signing of our collaboration agreement in 2002 and, following the commercial launch of exenatide once weekly, the amortization of a portion of the $125 million cash payment received in connection with the exenatide once weekly supply agreement discussed above. Future cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide once weekly and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $24.3 million and $24.7 million, for the three months ended June 30, 2009 and 2008, respectively, representing a gross margin of 88% in both periods, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN.  Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $92.1 million for the three months ended June 30, 2009 from $111.1 million for the same period in 2008. The decrease primarily reflects efficiencies driven by the Company’s reduced cost structure following its recent restructurings partially offset by costs associated with our recent proxy contest.  We expect that selling, general and administrative expenses for 2009 will decrease from current levels as we begin to realize the full savings of our May 2009 sales force restructuring and the absence of proxy-contest costs in the second half of 2009.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Diabetes (1)	$35.3	$41.2	$(5.9)
Obesity	8.1	12.3	(4.2)
Research and early-stage programs	6.4	9.1	(2.7)
Indirect costs	13.8	12.8	1.0

	$63.6	$75.4	$(11.8)

(1)          Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments from Lilly for BYETTA and exenatide once weekly development expenses were $10.6 million and $20.2 million for the three months ended June 30, 2009 and 2008, respectively.

The $11.8 million decrease in research and development expenses for the three months ended June 30, 2009 compared to the same period in 2008 primarily reflects decreased expenses of $5.9 million for our diabetes programs and decreased expenses of $4.2 million for our obesity development programs.  The decrease in expenses for our research and development programs primarily reflects efficiencies driven by our reduced cost structure following our recent restructurings.  We expect research and development expenses for 2009 to increase from current levels due to costs necessary to prepare our Ohio manufacturing facility for the planned launch of exenatide once weekly in 2010.

Collaborative Profit Sharing

Collaborative profit sharing was $76.2 million and $79.0 million for the three months ended June 30, 2009 and 2008, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Restructuring

In May 2009, we announced a restructuring of our sales force that merged our existing primary care and specialty sales forces into a single specialty sales organization.  This new sales force will be focused on targeting those doctors that write the majority of BYETTA and SYMLIN prescriptions. This sales force restructuring reduced our total number of sales representatives by approximately 200 employees.  We incurred restructuring charges of $11.4 million during the quarter ended June 30, 2009 consisting primarily of employee separation costs.

Interest and Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and other investments. Interest and other income decreased to $0.7 million for the three months ended June 30, 2009 from $7.0 million for the same period in 2008.  The decrease primarily reflects lower average balances available for investment, lower interest rates earned on our short-term investments and $1.4 million in other-than-temporary impairments on certain investments in our portfolio discussed in Note 3 to the accompanying financial statements in the three months ended June 30, 2009 compared to the same period in 2008.

Interest and other expense consists primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended June 30, 2009 consists of interest on our $775 million par value of outstanding convertible senior notes and our $109.4 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $4.9 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively.  The decrease in interest and other expense for the three months ended June 30, 2009 primarily reflects an increase in capitalized interest associated with our Ohio manufacturing facility and an increase in recognized gains associated with economic hedge transactions, partially offset by increased non-cash interest expense from the amortization of the debt discount on our 2007 Notes discussed in Note 2 to the accompanying financial statements.

Net Loss

Our net loss for the three months ended June 30, 2009 was $62.4 million compared to a net loss of $66.6 million for the same period in 2008. The decrease in net loss primarily reflects the decreased selling, general and administrative expenses, decreased research and development expenses and decreased collaborative profit-sharing, partially offset by the decreased revenue under collaborative agreements and the restructuring charge discussed above under the heading “Restructuring.”  We may incur operating losses for the next few years. In November 2008 we announced our restructuring and our business plan to become operating cash flow positive by the end of 2010 and in May 2009 we announced the restructuring of our sales force as discussed above.  However, our ability to reach profitability in the future will be heavily dependent upon product sales that we achieve for BYETTA, SYMLIN and exenatide once weekly, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with our research and development programs, including our obesity and early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Net Product Sales

Net product sales for the six months ended June 30, 2009 and 2008 were $376.8 million and $379.1 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Six months ended June 30,
	2009	2008
BYETTA	$332.8	$336.0
SYMLIN	44.0	43.1
	$376.8	$379.1

The slight decrease in net product sales for BYETTA in the current period primarily reflects decreased prescription demand following the August 2008 FDA update on a prior alert referencing pancreatitis discussed above and an allowance for rebates related to the U.S. Department of Defense’s (DOD) Tricare Retail Pharmacy program, including $4.4 million for a retroactive rebate assessment for sales during 2008, partially offset by higher prices in the six months ended June 30, 2009 compared to the same period in 2008. We believe that prescription demand has stabilized in the six months ended June 30, 2009.

The slight increases in net product sales for SYMLIN in the current period primarily reflects higher prices partially offset by a reserve for the DOD’s Tricare Retail Pharmacy program, including $0.4 million for a retroactive rebate assessment for sales during 2008 and a reduction in prescription demand. We believe that with the increased promotion for SYMLIN with our new specialty sales force discussed above, we have the opportunity to increase SYMLIN demand in the second half of 2009.

We recorded an allowance related to the DOD’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009, and is effective May 26, 2009.  The final rule clarified the DOD’s interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008.  The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule we recorded an allowance of $6.6 million for such rebates in the six months ended June 30, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters including expected label changes for BYETTA, economic factors and other environmental factors.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the six months ended June 30, 2009 were $26.2 million, compared to $40.2 million for the same period in 2008. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly. The $14.0 million decrease in revenues under collaborative agreements in the current quarter compared to the same period in 2008 reflects lower cost-sharing payments from Lilly for exenatide once weekly and BYETTA due to lower development expenses for exenatide once weekly and BYETTA.

The following table summarizes the components of revenues under collaborative agreements for the six months ended June 30, 2009 and 2008 (in millions):

	Six months ended June 30,
	2009	2008
Amortization of up-front payments	$2.1	$2.1
Cost-sharing payments	24.1	38.1
	$26.2	$40.2

In future periods, we expect that revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly for sharing of development costs, possible future milestone payments, $0.9 million of remaining amortization of the $30 million portion of the up-front payment received from Lilly upon signing of our collaboration agreement in 2002 and, following the commercial launch of exenatide once weekly, the amortization of a portion of the $125 million cash payment received in connection with the exenatide once weekly supply agreement discussed above. Future cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide once weekly and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $42.9 million, representing a gross margin of 89%, and $46.7 million, representing a gross margin of 88%, for the six months ended June 30, 2009 and 2008, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN.  The improvement in gross margin for the six months ended June 30, 2009, compared to the same period in 2008, primarily reflects higher net sales prices for BYETTA and SYMLIN. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $179.6 million for the six months ended June 30, 2009 from $209.3 million for the same period in 2008. The decrease primarily reflects efficiencies driven by the Company’s reduced cost structure following its recent restructurings partially offset by costs associated with our recent proxy contest.  We expect that selling, general and administrative expenses for 2009 will decrease from current levels as we begin to realize the full savings impact of our May 2009 sales force restructuring and the absence of proxy contest costs in the second half of the year.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Diabetes (1)	$66.3	$81.7	$(15.4)
Obesity	16.3	29.3	(13.0)
Research and early-stage programs	12.7	16.5	(3.8)
Indirect costs	28.3	25.1	3.2
	$123.6	$152.6	$(29.0)

(1)  Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are included in revenues under collaborative agreements.  Expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments from Lilly for BYETTA and exenatide once weekly development expenses were $23.5 million and $37.4 million for the six months ended June 30, 2009 and 2008, respectively.

The $29.0 million decrease in research and development expenses for the six months ended June 30, 2009 compared to the same period in 2008 primarily reflects decreased expenses of $15.4 million for our diabetes programs and decreased expenses of $13.0 million for our obesity development programs.  The decrease in expenses for our research and development programs primarily reflects efficiencies driven by our reduced cost structure following our recent restructurings.  We expect research and development expenses for 2009 will increase from current levels driven by costs necessary to prepare our Ohio manufacturing facility for the planned launch of exenatide once weekly in 2010.

Collaborative Profit Sharing

Collaborative profit sharing was $149.2 million and $148.9 million for the six months ended June 30, 2009 and 2008, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $3.7 million for the six months ended June 30, 2009 from $18.0 million for the same period in 2008.  The decrease primarily reflects lower average balances available for investment, lower interest rates earned on our short-term investments and $1.4 million in other-than-temporary impairments on certain investments in our portfolio discussed in Note 3 to the accompanying financial statements in the six months ended June 30, 2009 compared to the same period in 2008.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations. Interest expense in the six months ended June 30, 2009 consists of interest on our $775 million par value of outstanding convertible senior notes and our $109.4 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $9.4 million and $17.5 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in interest and other expense for the six months ended June 30, 2009 primarily reflects an increase in capitalized interest associated with our Ohio manufacturing facility and an increase in recognized gains associated with economic hedge transactions, partially offset by increased non-cash interest expense from the amortization of the debt discount on our 2007 Notes discussed in Note 2 to the accompanying financial statements.

Net Loss

Our net loss for the six months ended June 30, 2009 was $109.3 million compared to a net loss of $137.7 million for the same period in 2008. The decrease in net loss primarily reflects the decreased selling, general and administrative expenses and decreased research and development expenses, partially offset by decreased net product sales, decreased revenue under collaborative agreements, increased collaborative profit-sharing and the restructuring charge discussed above under the heading “Restructuring.”  We may incur operating losses for the next few years. In November 2008 we announced our restructuring and our business plan to become operating cash flow positive by the end of 2010, and in May 2009 we announced the restructuring of our sales force as discussed above.  However, our ability to reach profitability in the future will be heavily dependent upon the product sales that we achieve for BYETTA, SYMLIN and exenatide once weekly, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly, reimbursement of SYMLIN development expenses through earlier collaboration agreements and, since the second quarter of 2005, through product sales of BYETTA and SYMLIN.

At June 30, 2009, we had approximately $644.4 million in cash, cash equivalents and short-term investments, compared to $816.8 million at December 31, 2008, and we have future availability of $165 million beginning December 1, 2009 pursuant to the loan agreement with Lilly. In November 2008, following our restructuring, we announced our business plan to be operating cash flow positive by the end of 2010.  In addition, in May 2009, we implemented a restructuring of our sales force.  We expect that our use of cash for capital expenditures to decrease in 2009 compared to 2008 following the substantial completion of our manufacturing facility in Ohio in 2008, partially offset by additional capital expenditures for the development of a pen device for exenatide once weekly.  Our current business plan does not contemplate a need to raise additional funds from outside sources however we will continue to evaluate the performance of our business and strategic opportunities which may require us to raise additional funds from outside sources in the future. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future, especially given the current adverse economic and credit conditions.

We used cash of $95.1 million and $72.7 million for our operating activities in the six months ended June 30, 2009 and 2008, respectively.  Our cash used for operating activities in the six months ended June 30, 2009 includes a net use of cash of $45.9 million for changes in operating assets and liabilities.  This includes uses of cash due to increases in other current assets and accounts receivable of $23.3 million and $14.0 million, respectively, and decreases in accounts payable and accrued liabilities, accrued compensation and restructuring liabilities of $10.3 million, $5.7 million and $13.7 million, respectively.  This also includes sources of cash for increases in payable to collaborative partner and long-term capital reimbursement liability and a decrease in inventories of $10.7 million, $17.9 million and $6.0 million, respectively.  The increase in other current assets reflects prepayments for raw material inventory and the increase in accounts receivable reflects increased sales in the quarter ended June 30, 2009 compared to the quarter ended March 31, 2009.  The decrease in accounts payable and accrued liabilities primarily reflects lower expense levels. The decrease in accrued compensation primarily reflects the payment of certain annual compensation accruals related to fiscal year 2008, partially offset by additional annual compensation accruals related to fiscal year 2009. The decrease in restructuring liabilities reflects payments made in relation to our recent restructuring activities, partially offset by additional accruals related to our May 2009 sales force restructuring primarily related to employee separation costs.  The increase in payable to collaborative partner reflects increased gross margin for BYETTA, which we share equally with Lilly, and is driven by increased sales in the quarter ended June 30, 2009 compared to the quarter ended March 31, 2009.  The increase in deferred collaborative profit-sharing reflects payments from Lilly for its 60% share of the capital expenditures we have made for the exenatide once weekly pen device.  The decrease in inventories primarily reflects reduction in finished goods due to the timing and volume of production.  Working capital changes may fluctuate from quarter to quarter due to timing of inventory and other current asset purchases and the timing of payments of accounts payable, accrued compensation and other current liabilities.

Our investing activities used cash of $19.6 million and $228.2 million for the six months ended June 30, 2009 and 2008, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets.  Purchases of property, plant and equipment decreased to $70.7 million for the six months ended June 30, 2009 from $173.4 million for the six months ended June 30, 2008.  The decrease in purchases of property, plant and equipment primarily reflects reduced expenditures for our Ohio manufacturing facility following its substantial completion in the year ended December 31, 2008. Through June 30, 2009, we had expended approximately $615 million associated with the construction of this facility, including the exenatide once weekly pen device discussed below, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  We expect that our use of cash for capital expenditures will decrease in 2009 compared to 2008 following the substantial completion of our manufacturing facility in Ohio in 2008, partially offset by capital investments associated with the exenatide once weekly pen device discussed above.  The initial capital investment for the pen is expected to be $216 million over the next few years, which will be funded 60% by Lilly and 40% by us. Through June 30, 2009, we had incurred $35.6 million in capital expenditures associated with the exenatide once weekly pen device. Lilly’s 60% share of these expenditures is $21.4 million, of which $17.9 million has been received to date and is included in cash used for operating activities as discussed above.  We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for exenatide once weekly.

Financing activities used cash of $11.2 million and provided cash of $9.5 million for the six months ended June 30, 2009 and 2008, respectively.  Financing activities in the six months ended June 30, 2009 include $15.6 million in principal payments on our term loan, partially offset by proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities for the six months ended June 30, 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

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

In December 2007, we entered into a $140 million credit agreement. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. The term loan is repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve. At June 30, 2009 we had an outstanding balance of $109.4 million under the term loan and had issued $7.1 million of standby letters of credit under the revolving credit facility. Both loans have a final maturity date of December 21, 2010. Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election. We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan. The interest rate on the credit facility is LIBOR plus 1.0% or the Bank of America prime rate, at our election.  The credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control as defined in the credit agreement, as amended.

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

The following table summarizes our contractual obligations and maturity dates as of June 30, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$200,000	$575,000	$—
Interest on long-term convertible debt	96,250	22,250	39,500	34,500	—
Long-term note payable	109,375	31,250	78,125	—	—
Interest on long-term note payable, net of swap transactions (1)	7,705	5,583	2,122	—	—
Inventory purchase obligations(2)	116,344	46,409	60,758	9,177	—
Construction contracts	45,011	45,011	—	—	—
Operating lease obligations	199,006	23,026	47,600	50,130	78,250
Total(3)	$1,348,691	$173,529	$428,105	$668,807	$78,250

(1)          The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)          Includes $32.0 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)          Excludes long-term obligation of $7.8 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $2.5 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $284.9 million could be paid over the next 10 to 15 years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: product sales we and Lilly achieve for BYETTA and exenatide once weekly, if approved, and we achieve for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN; costs associated with the operation of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at June 30, 2009 was approximately $178.4 million and $373.7 million, respectively.  We have entered into an interest rate swap in connection with our $125 million term loan.  The fair value of the interest rate swap at June 30, 2009 was a liability of $3.9 million.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.	Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Product Liability and Other Claims

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.  Since August 2008, we and Lilly have been named as defendants in 21 separate product liability cases involving approximately 110 plaintiffs in various courts in the United States and a putative class action lawsuit that has been filed in Louisiana.  These cases have been brought by individuals who allege they have used BYETTA.  They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases, wrongful death.  Most of the cases are pending in California state court, where the Judicial Council recently granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use.  We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit.  While we cannot predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters.

Stockholder Litigation

On March 24, 2009, a putative class action titled San Antonio Fire & Police Fund v. Bradbury et al. (Case No. 4446-VCL) was filed by a stockholder of ours in the Court of Chancery of the State of Delaware.  The original complaint asserted claims for breach of fiduciary duty against us and our current directors arising out of certain provisions contained in our outstanding debt instruments relating to a change in a majority of the directors of the Board.  The plaintiff subsequently amended the complaint adding the indenture trustee under the 2007 Notes and the administrative agent under the Credit Agreement as defendants.  The complaint sought to invalidate those debt instrument provisions or permit our Board to “approve” shareholder nominees, thus nullifying any potential default which might force us to repay the outstanding balance.  On April 13, 2009, a settlement was reached with the plaintiff to withdraw all allegations that our Board has not acted in good faith or has acted to entrench itself or interfere with stockholder voting rights.  The plaintiff also withdrew all claims that the Board is breaching its ongoing duties to our stockholders.

On May 6, 2009, we entered into an amendment of the Credit Agreement.  The amendment provides that lenders under the Credit Agreement agree to consent to the election of six or more stockholder nominees to our Board at our 2009 annual meeting of stockholders upon payment of a fee and the satisfaction of certain conditions as set forth in the amendment.  A hearing of this case was held on May 4, 2009.  On May 12, 2009 the court (i) entered a judgment in favor of the defendants for a claim alleging breach of the duty of care by defendant directors; (ii) rendered moot a claim seeking declaration of the invalidity and unenforceability of a continuing directors’ provision in a credit agreement with Bank of America and (iii) declared that our Board was entitled to approve dissident nominees for purposes of its indenture with Bank of New York, dismissing without prejudice other claims as being unripe for adjudication.  On June 5, 2009, the plaintiff appealed the court’s decision.  A hearing has been set for September 30, 2009.

On June 9, 2009, the independent Inspector of Elections for our annual meeting of stockholders held on May 27, 2009 issued its certified final report which indicated that two stockholder director nominees were elected to our Board.  The election of these two nominees out of twelve Board seats at this year’s annual meeting will not trigger the relevant provisions in our debt instruments.

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $109.3 million for the six months ended June 30, 2009, $321.9 million in 2008, $216.5 million in 2007 and $218.9 million in 2006. As of June 30, 2009, we had an accumulated deficit of approximately $1.9 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

We rely on Bachem and Lonza to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN. In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials. We rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen. We also rely on Hollister-Stier Laboratories LLC and Sharp Corporation for the assembly of the SYMLIN pen.

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

The continuing efforts of government, private health insurers and other third-party payers to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity. In the United States, there are a number of health care reform proposals under consideration by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products.

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

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide once weekly or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide once weekly outside the United States. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon twelve months’ notice. If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide once weekly, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. If Lilly does not successfully commercialize BYETTA outside the United States, we may receive limited or no revenues from them. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

•                 Potential acquisitions or investments in complementary technologies or businesses; and

•                 Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including a term loan with a current balance of $109.4 million due in 2010, referred to as the Term Loan, and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011, referred to as the 2004 Notes, and $575 million is due in 2014, referred to as the 2007 Notes.

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

We maintain a portfolio of investments in marketable debt securities which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity, credit rating agencies may reduce the credit rating of our individual holdings which could adversely affect their value. Lower credit quality and other market events, such as increases in interest rates, and further deterioration in the credit markets may have an adverse effect on the fair value of our investment holdings and cash position.

Our business has a substantial risk of product liability claims, and insurance may not be adequate to cover these claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products.  On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals.  We are currently involved in twenty product liability cases which have been brought by individuals who have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance coverage. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

As of June 30, 2009, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 66% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2009
Third Quarter (through July 31, 2009)	$15.28	$11.85
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89
Year ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 27, 2009.  At the Annual Meeting, the stockholders of the Company (i) elected Adrian Adams, Steven R. Altman, Teresa Beck, M. Kathleen Behrens, Daniel M. Bradbury, Paul N. Clark, Paulo F. Costa, Alexander J. Denner, Karin Eastham, James R. Gavin II, M.D., Ph.D., Jay S. Skyler, M.D., MACP and Joseph P. Sullivan to serve as a director of Amylin until the next annual meeting or until his/her successor is elected, (ii) approved our 2009 Equity Incentive Plan, (iii) approved an increase of 1,500,000 million shares in the aggregate number of shares of our common stock authorized for issuance under our 2001 Employee Stock Purchase Plan, (iv) ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, and (v) rejected a stockholder proposal to change the Company’s jurisdiction of incorporation from Delaware to North Dakota.

We had 140,874,975 shares of common stock outstanding and entitled to vote as of April 8, 2009, the record date for the Annual Meeting.  At the Annual Meeting, 117,754,826 shares of common stock were present in person or represented by proxy for the five proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors.

Director	Votes in Favor	Votes Withheld
Adrian Adams	115,149,478	1,176,652
Steven R. Altman	65,570,940	428,753
Teresa Beck	113,139,863	3,186,267
M. Kathleen Behrens	55,678,374	31,497
Daniel M. Bradbury	110,101,548	841,248
Paul N. Clark	104,876,925	11,449,655
Joseph C. Cook, Jr.	51,938,317	742,854
Paulo F. Costa	115,963,730	362,400
Alexander J. Denner	63,502,609	142,350
Thomas F. Deuel, M.D.	42,262,315	13,447,456
Karin Eastham	115,161,534	1,164,596
Charles M. Fleischman	54,086,987	1,622,884
James R. Gavin III, M.D., Ph.D.	60,163,965	452,394
Jay Sherwood	52,442,978	11,202,081
Jay S. Skyler, M.D., MACP	115,657,140	668,990
Joseph P. Sullivan	60,217,409	398,950
James N. Wilson	52,147,494	533,677

Proposal 2: Approve the 2009 Equity Incentive Plan.

Votes in Favor:	89,735,162
Votes Against:	27,510,929
Abstentions:	508,734

Proposal 3: Approve an increase of 1,500,000 million shares in the aggregate number of shares of our common stock authorized for issuance under our 2001 Employee Stock Purchase Plan.

Votes in Favor:	96,399,047
Votes Against:	20,898,386
Abstentions:	457,393

Proposal 4: Ratification of selection of Ernst & Young LLP as our independent registered public accounting firm.

Votes in Favor:	116,478,958
Votes Against:	756,849
Abstentions:	519,018

Proposal 5: Stockholder proposal to change the Company’s jurisdiction of incorporation from Delaware to North Dakota.

Votes in Favor:	21,993,709
Votes Against:	88,194,210
Abstentions:	7,566,905

ITEM 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

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

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Amendment, dated April 9, 2009, to Collaboration Agreement, dated September 19, 2002, between the Registrant and Eli Lilly and Company

10.2	Cost Allocation Agreement, dated May 4, 2009, between the Registrant and Eli Lilly and Company*

10.3	Second Amendment, dated May 6, 2009, to Credit Agreement, dated December 21, 2007, among the Registrant, Bank of America N.A, as Administrative Agent, and certain lenders thereto

10.4	Exenatide Once Weekly Supply Agreement, dated May 11, 2009, between Registrant and Eli Lilly and Company*

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: August 7, 2009	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)