Form 10-Q
period 2009-09-30
AMYLIN PHARMACEUTICALS INC
filed 2009-11-05
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 23, 2009
Common Stock, $.001 par value	141,742,739

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2009	December 31, 2008 (1)
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$111,232	$237,263
Short-term investments	508,464	579,575
Accounts receivable, net	77,049	62,369
Inventories, net	103,831	115,823
Other current assets	71,283	41,038
Total current assets	871,859	1,036,068

Property, plant and equipment, net	751,609	655,444
Other long-term assets	29,727	23,755
Debt issuance costs	9,503	11,786
	$1,662,698	$1,727,053

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$32,699	$39,467
Accrued compensation	55,946	65,145
Payable to collaborative partner	61,739	60,470
Other current liabilities	87,714	90,125
Restructuring liability, current portion	7,821	24,235
Notes payable, current portion	31,250	31,250
Deferred revenue	—	3,086
Total current liabilities	277,169	313,778

Long-term deferred credit	125,000	125,000
Restructuring liability, net of current portion	21,385	22,503
Deferred collaborative profit-sharing	40,060	—
Other long-term obligations, net of current portion	28,261	31,724
Notes payable, net of current portion	70,313	93,750
Convertible senior notes, net	637,879	621,021

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 450,000 shares authorized, 141,743 and 137,623 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	142	138
Additional paid-in capital	2,362,064	2,291,762
Accumulated deficit	(1,897,596)	(1,761,611)
Accumulated other comprehensive loss	(1,979)	(11,012)
Total stockholders’ equity	462,631	519,277
	$1,662,698	$1,727,053

(1)         Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 2).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (1)	2009	2008 (1)
Revenues:
Net product sales	$192,887	$201,364	$569,716	$580,420
Revenues under collaborative agreements	18,348	16,998	44,565	57,198
Total revenues	211,235	218,362	614,281	637,618

Costs and expenses:
Cost of goods sold	22,624	23,395	65,549	70,101
Selling, general and administrative	80,088	99,676	259,696	309,007
Research and development	52,660	73,466	176,280	226,073
Collaborative profit sharing	78,265	80,567	227,481	229,418
Restructuring	—	—	11,376	—
Total costs and expenses	233,637	277,104	740,382	834,599

Operating loss	(22,402)	(58,742)	(126,101)	(196,981)

Interest and other income	1,413	3,307	6,513	21,311
Interest and other expense	(5,670)	(8,645)	(15,020)	(26,100)
Loss on impairment of investments	—	(14,943)	(1,377)	(14,943)
Net loss	$(26,659)	$(79,023)	$(135,985)	$(216,713)

Net loss per share, basic and diluted	$(0.19)	$(0.58)	$(0.97)	$(1.58)

Shares used in computing net loss per share, basic and diluted	141,308	137,389	140,350	136,799

(1)         Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 2).

See accompanying notes to condensed consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008 (1)
Operating activities:
Net loss	$(135,985)	$(216,713)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	26,587	21,321
Amortization of debt discount and debt issuance costs	6,055	8,227
Employee stock-based compensation	33,947	43,011
Stock-settled compensation expenses	15,974	13,752
Loss on impairment of investments	1,377	14,941
Other non-cash expenses, net	4,244	3,003
Changes in operating assets and liabilities:
Accounts receivable, net	(14,680)	9,449
Inventories, net	11,992	1,706
Other current assets	(28,990)	1,406
Accounts payable and accrued liabilities	(3,122)	2,882
Accrued compensation	181	15,167
Payable to collaborative partner	1,269	(5,349)
Deferred revenue	(3,086)	(3,214)
Restructuring liabilities	(17,531)	—
Deferred collaborative profit-sharing	40,060	—
Other assets and liabilities, net	(9,921)	1,482
Net cash flows used for operating activities	(71,629)	(88,929)

Investing activities:
Purchases of short-term investments	(582,358)	(712,287)
Sales and maturities of short-term investments	659,869	799,917
Purchases of property, plant and equipment, net	(119,123)	(237,806)
Increase in other long-term assets	(273)	(3,144)
Net cash flows used for investing activities	(41,885)	(153,320)

Financing activities:
Issuance of common stock, net	10,920	16,622
Repayment of notes payable	(23,437)	—
Net cash flows (used for) provided by financing activities	(12,517)	16,622

Change in cash and cash equivalents	(126,031)	(225,627)

Cash and cash equivalents at beginning of period	237,263	422,232
Cash and cash equivalents at end of period	$111,232	$196,605

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$—	$8,703
Non-cash interest capitalized to property, plant and equipment	$13,118	$9,433

Non-cash financing activities:
Issuance of common stock for contingent share settled obligation	$—	$30,000
Shares contributed as employer 401(k) match	$5,104	$4,284
Shares contributed to employee stock ownership plan	$20,250	$16,996

(1)         Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 2).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

September 30, 2009

(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008, are unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The balance sheet at December 31, 2008 has been adjusted for the retroactive adoption of new authoritative guidance from the Financial Accounting Standards Board (FASB) related to convertible debt instruments that may be settled in cash upon conversion (see Note 2).  For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as the Company, we or Amylin) Annual Report on Form 10-K for the year ended December 31, 2008.

In May 2009 the FASB issued authoritative guidance which establishes general accounting standards for disclosure for subsequent events.  We adopted this new guidance during the second quarter of 2009.  We have evaluated subsequent events through November 5, 2009, the date of issuance of the condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature and is effective for interim and annual periods ending after September 15, 2009.  These consolidated financial statements and notes to consolidated financial statements have been conformed to the presentation required by the Codification.

Revenue Recognition

Net Product Sales

We sell BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. We record product sales net of allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.  We recorded an allowance related to the Department of Defense’s (DOD) Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective on May 26, 2009.  The final rule clarified the DOD’s interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule we recorded an allowance of $7.5 million for such rebates in the nine months ended September 30, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

We record all United States BYETTA and SYMLIN product sales. With respect to BYETTA, we have determined that we are qualified as a principal based on our responsibilities under our contracts with Eli Lilly and Company, or Lilly, which include manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.7 million and $0.6 million at September 30, 2009 and December 31, 2008, respectively.

Investments in Unconsolidated Entities

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.  Our share of the income or losses of these entities is included in interest and other income or interest and other expense, and the investments, which had a net book value of $4.3 million and $4.7 million at September 30, 2009 and December 31, 2008, respectively, are included in other long-term assets.  We recorded $1.8 million and $0.8 million for our share of equity method investee losses during the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $2.8 million for our share of equity method investee losses during the nine months ended September 30, 2009 and 2008, respectively.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Short-term investments	$508,464	$508,464	$—	$—
Cash and cash equivalents	111,232	111,232	—	—
Derivative financial instrument contracts, net liability	(3,039)	—	(3,039)	—

	$616,657	$619,696	$(3,039)	$—

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestones under license agreements and costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with such activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.

Derivative Financial Instruments

We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other expense. The fair value of our derivative financial instruments was a net liability of $3.0 million and $4.8 million at September 30, 2009 and December 31, 2008, respectively.  We have determined that our derivative financial instruments are defined as Level 2 in the fair value hierarchy. We recognized a gain of $0.4 million and a loss of $2.0 million on derivative financial instruments for the three months ended September 30, 2009 and 2008, respectively and a gain of $2.0 million and a loss of $1.8 million on derivative financial instruments for the nine months ended September 30, 2009 and 2008, respectively.  Gains and losses on derivative financial instruments are included in interest and other expense in the accompanying Consolidated Statements of Operations.

The following table summarizes the fair value and balance sheet classification of our derivative financial instruments (in thousands):

	September 30, 2009		December 31, 2008
	Fair Value	Balance sheet location	Fair Value	Balance sheet location
Foreign currency derivative contracts	$521	Other current assets	$160	Other current assets

Interest rate derivative contract (Note 12)	(3,560)	Other long-term obligations, net of current portion	(4,991)	Other long-term obligations, net of current portion

	$(3,039)		$(4,831)

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents from stock options of 0.2 million for both the three and nine months ended September 30, 2009, and common stock equivalents from stock options of 2.4 million and 2.9 million for the three and nine months ended September 30, 2008, are excluded from the calculation of diluted loss per share for all periods presented because the effect is antidilutive. Common stock equivalents from shares underlying our convertible senior notes of 15.2 million for the three and nine months ended September 30, 2009 and 2008 are also excluded from the calculation of diluted loss per share because the effect is antidilutive. In future periods, if we report net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements.  Accordingly, we expense the estimated fair value of non-cash stock-based awards granted to our employees over the requisite employee service period, which is generally the vesting period. The fair value method of accounting applies to awards granted subsequent to January 1, 2006, the date the fair value method of accounting for stock-based compensation arrangements became effective, and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash stock-based compensation expense for awards outstanding as of January 1, 2006 is being recognized over the remaining service period of the award using the compensation cost calculated for pro-forma disclosure purposes under the former guidance.

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Selling, general and administrative expenses	$6,956	$8,590	$21,873	$25,976
Research and development expenses	3,944	5,419	12,074	17,035
	$10,900	$14,009	$33,947	$43,011

Net stock-based compensation expense, per common share:
Basic and diluted	$0.08	$0.10	$0.24	$0.31

We recorded $10.9 million and $14.0 million of total non-cash, stock-based compensation expense during the three months ended September 30, 2009 and 2008, respectively, and $33.9 million and $43.0 million of total non-cash, stock-based compensation expense during the nine months ended September 30, 2009 and 2008, respectively, in all cases related to stock-based awards consisting of stock options and employee stock purchase rights.  At September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $64.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.  We issued 0.4 million and 0.6 million shares upon the exercise of stock options and 0.4 million and 0.8 million shares in connection with our Employee Stock Purchase Plan in the three and nine months ended September 30, 2009, respectively.

In addition to the stock-based compensation discussed above, we also recorded $3.5 million and $12.7 million of expense associated with our Employee Stock Ownership Plan, or ESOP, for the three and nine months ended September 30, 2009, respectively, and $4.4 million and $15.1 million for the three and nine months ended September 30, 2008, respectively.  The breakdown of non-cash ESOP expense by operating statement classification is presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Selling, general and administrative expenses	$2,102	$2,648	$7,182	$8,503
Research and development expenses	1,423	1,760	5,495	6,632
	$3,525	$4,408	$12,677	$15,135

Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Amylin Ohio, LLC and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available.  The new guidance is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our fourth quarter beginning October 1, 2009.  We are in the process of evaluating this updated guidance and therefore have not determined the impact that adoption of this new guidance will have on our financial position, results of operations or cash flows.

In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009. As of September 30, 2009, we do not have any investments that fall within the scope of this new guidance and therefore we do not anticipate that this standard will have a material impact on our consolidated financial statement disclosures.

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements.  The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year.  We are currently evaluating the potential impact of this standard on our financial position and results of operations.

2.     Adoption of New Accounting Guidance for Convertible Debt Instruments that may be Settled in Cash upon Conversion

Effective January 1, 2009, we adopted the new authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The carrying amount of the liability component of the convertible debt instrument is determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying value of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Related transaction costs are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense using the interest method.  The new guidance is applied retrospectively to all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented recognized as of the beginning of the first period presented.  The $575 million Senior Convertible Notes issued in June 2007 (the 2007 Notes) are within the scope of the new guidance because we have the option to elect net-share settlement upon conversion. The $200 million Convertible Senior Notes issued in 2004 (the 2004 Notes) are not within the scope of the new guidance as they may only be settled in shares of our common stock upon conversion.

Upon adoption, we recorded a cumulative debt discount on the 2007 Notes of $185.6 million at inception, and an increase of $180.3 million to stockholders’ equity representing the gross value of the equity component of $185.6 million net of allocated transaction costs of $5.3 million.  The debt discount is being amortized to interest expense over the term of the 2007 Notes, net of interest capitalized, which resulted in a cumulative effect on retained earnings of the change in accounting principle of $5.4 million as of January 1, 2008.  As required by the provisions of the new guidance we are retroactively adjusting our 2007 and 2008 financial statements.

Our net loss for the quarter ended September 30, 2009 of $26.7 million, or $0.19 per share, includes $0.8 million, or $0.01 per share of incremental interest and other expense due to the adoption of the new guidance.  Our net loss for the nine months ended September 30, 2009 of $136.0 million, or $0.97 per share, includes $3.2 million, or $0.02 per share, of incremental interest and other expense due to the adoption of the new guidance.

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

The following tables set forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of operations for the three and nine months ended September 30, 2008 (in thousands, except per share amounts):

	Three months ended September 30, 2008
	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(7,343)	$(1,302)	$(8,645)
Net loss	$(77,721)	$(1,302)	$(79,023)
Net loss per share	$(0.57)	$(0.01)	$(0.58)

	Nine months ended September 30, 2008
	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(20,721)	$(5,379)	$(26,100)
Net loss	$(211,334)	$(5,379)	$(216,713)
Net loss per share	$(1.54)	$(0.04)	$(1.58)

The following tables set forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of cash flows for the nine months ended September 30, 2008 (in thousands):

	Nine months ended September 30, 2008
	As previously reported	Implementation adjustments	As adjusted
Net loss	$(211,334)	$(5,379)	$(216,713)
Amortization of debt discount and debt issuance costs	$2,848	$5,379	$8,227

3.     Short-term Investments

Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability to not sell the security for a sufficient period of time in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

The following is a summary of short-term investments as of September 30, 2009 and December 31, 2008 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses(1)	Estimated Fair Value
September 30, 2009
U.S. Treasury securities	$192,639	$87	$(17)	$192,709
Obligations of U.S. Government-sponsored enterprises	86,251	405	(575)	86,081
Corporate debt securities	210,109	1,086	(162)	211,033
Asset backed securities	19,389	71	(819)	18,641
Total	$508,388	$1,649	$(1,573)	$508,464

December 31, 2008
U.S. Treasury securities	$130,193	$449	$—	$130,642
Obligations of U.S. Government-sponsored enterprises	129,197	656	(1,494)	128,359
Corporate debt securities	294,805	175	(4,090)	290,890
Asset backed securities	33,081	4	(3,401)	29,684
Total	$587,276	$1,284	$(8,985)	$579,575

(1)   Other comprehensive loss included a net unrealized loss of $2.1 million and $3.3 million on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at September 30, 2009 and December 31, 2008, respectively.

For the three month period ended September 30, 2009, there were no realized gains or losses on sales of available-for-sale securities.  For the three month period ended September 30, 2008, there were gross realized gains on sales of available-for-sale securities of approximately $0.1 million and gross realized losses on sales of available-for-sale securities of approximately $2.5 million, respectively.  Gross realized gains on sales of available-for-sale securities totaled approximately $0.6 million and $2.1 million and the gross realized losses totaled $0.6 million and $4.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Contractual maturities of short-term investments at September 30, 2009 were as follows (in thousands):

Fair Value
Due within 1 year	$401,080
After 1 but within 5 years	76,783
After 5 but within 10 years	2,224
After 10 years	28,377
Total	$508,464

For purposes of these maturity classifications the final maturity date is used for securities not due at a single maturity date.   This includes asset-backed and mortgage-backed securities which are included in Obligations of U.S Government-sponsored enterprises in the table above.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$45,893	$(17)	$—	$—	$45,893	$(17)
Obligations of U.S Government-sponsored enterprises	15,000	—	18,967	(575)	33,967	(575)
Corporate debt securities	24,964	(70)	22,840	(92)	47,804	(162)
Asset-backed securities	444	(43)	15,506	(776)	15,950	(819)
	$86,301	$(130)	$57,313	$(1,443)	$143,614	$(1,573)

Our investments had gross unrealized losses of $1.6 million and $9.0 million at September 30, 2009 and December 31, 2008, respectively.  During the nine months ended September 30, 2009, we recognized a $1.4 million other-than-temporary impairment loss for credit-related losses associated with two securities in our portfolio.  The impairment loss was based upon the difference between the cost basis and the observed market prices for the securities.  The unrealized losses on our investments in marketable securities is due in most instances to the increased volatility in the markets impacting certain of the classes of securities in which we invest and not a deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

4.     Inventories, net

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $0.4 million and $5.1 million at September 30, 2009 and December 31, 2008, respectively. Raw materials consists of bulk drug material for BYETTA and SYMLIN, work-in-process consists of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process SYMLIN vials, and finished goods consists of BYETTA drug product in a disposable pen/cartridge delivery system, finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.  During 2009 we disposed of material previously reserved for that we were unable to utilize and reduced the valuation allowance accordingly.

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$73,107	$74,140
Work-in-process	18,032	21,382
Finished goods	12,692	20,301
	$103,831	$115,823

5.     Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Prepaid inventory	$35,469	$13,230
Prepaid expenses	23,139	23,623
Other current assets	12,675	4,185
	$71,283	$41,038

6.              Debt Issuance Costs

Debt issuance costs relate to the $200 million principal amount of 2.5% convertible senior notes, due April 15, 2011, issued in April 2004, referred to as the 2004 Notes, the $575 million principal amount of 3.0% convertible senior notes, due June 15, 2014, issued in June 2007, referred to as the 2007 Notes, and a $125 million term loan entered into in December 2007, referred to as the Term Loan.  Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations on a straight-line basis, which approximates the interest method over the contractual term of the related debt. We incurred total debt issuance costs of $19.1 million in connection with the 2004 Notes, the 2007 Notes and the Term Loan. Amortization expense of $0.8 million was recorded in each of the three months ended September 30, 2009 and 2008, respectively.  Amortization expense of $2.3 million was recorded in each of the nine months ended September 30, 2009 and 2008, respectively.

7.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued rebates	$39,420	$28,575
Accrued expenses	37,232	43,482
Other current liabilities	11,062	18,068
	$87,714	$90,125

8.              Collaborative Agreements

We have entered into various collaborative agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaborative partners. Terms of the various collaboration agreements may require us to make and/or receive milestone payments upon the achievement of certain product research and development objectives and pay and/or receive royalties on future sales, if any, of commercial products resulting from the collaboration.

Effective January 1, 2009, we implemented new authoritative guidance related to accounting for collaborative arrangements.  The new guidance requires that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. We evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as collaborative revenues and amounts due to our collaborative partners related to sharing of commercialization expenses are generally reflected as selling, general and administrative expenses.  Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval.  Milestone payments and up-front payments made related to approved drugs (of which there have been none to date) will generally be capitalized and amortized to cost of goods sold over the economic life of the product.  Royalties received (of which there have been none to date) will generally be reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold.  The adoption of the new guidance related to accounting for collaborative arrangements did not affect our financial position or results of operations.

For collaborations with commercialized products, if we are the principal we record revenue and the corresponding operating costs in their respective line items within our statement of operations based on the nature of the shared expenses.  If we are not the principal, we record operating costs as a reduction of revenue.  The principal is the party who is responsible for delivering the product or service to the customer, has latitude with establishing price and has the risks and rewards of providing product or service to the customer, including inventory and credit risk.

Collaboration with Eli Lilly and Company

In September 2002, we and Lilly entered into a collaboration agreement for the global development and commercialization of exenatide. The agreement was amended in 2006 and in 2009.

This agreement includes BYETTA and any sustained release formulations of exenatide such as exenatide once weekly, our once weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between us and Lilly. In 2005, we received United States Food and Drug Administration, or FDA, approval for the twice-daily formulation of exenatide, which is marketed in the United States under the trade name BYETTA. The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. Lilly is responsible for 100% of the costs related to development of exenatide once weekly and twice-daily BYETTA for sale outside of the United States.  Lilly is responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

At signing, Lilly made initial non-refundable payments to us totaling $80 million, of which $50 million was amortized to revenues under collaborative agreements prior to 2004. The remaining $30 million was amortized to revenues ratably over a seven-year period ending in September 2009, which represents our estimate of the period of our performance of significant development activities under the agreement.

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as exenatide once weekly, of which $75 million have been paid through September 30, 2009, $30 million of which was converted into 0.8 million shares of our common stock in February 2008. No additional development milestones may be earned under the collaboration agreement.

Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations through September 30, 2009, $40 million of these milestones have been paid and recorded as revenue and remaining milestones relate primarily to the commercial launch of exenatide once weekly in selected territories throughout the world, including the United States.

We recorded $17.0 million and $15.7 million of cost sharing payments due from Lilly for the three months ended September 30, 2009 and 2008, respectively, and recorded $40.6 million and $53.1 million of cost sharing payments due from Lilly for the nine months ended September 30, 2009 and 2008, respectively, related to the sharing of BYETTA and exenatide once weekly development expenses, which are included in revenues under collaborative agreements in the accompanying consolidated statements of operations.  In addition, we recorded a net credit of $0.6 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, for amounts due from Lilly for shared sales force expenses, marketing expenses and other commercial support.  We recorded net expense of $4.6 million and $4.3 million for the nine months ended September 30, 2009 and 2008, respectively, for amounts due to Lilly for shared sales force expenses, marketing expenses and other commercial support.

In October 2008, we and Lilly entered into an exenatide once weekly supply agreement pursuant to which we will supply commercial quantities of exenatide once weekly for sale in the United States, if approved by the FDA. In addition, if Lilly receives approval to market the product in jurisdictions outside the United States, we will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions.

Under the terms of the supply agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly’s share of the capital investment made in our manufacturing facility in Ohio, that otherwise would have been included in the cost of product produced at the facility and charged to Lilly through our arrangements with them. In addition to this cash payment, we will recover Lilly’s share of the capital investment in the facility through an allocation of depreciation expense to cost of goods sold as discussed below. Under the terms of the supply agreement, we have agreed not to charge Lilly for Lilly’s share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. Accordingly, we have determined that a portion of the $125 million payment, amounting to $33.1 million at September 30, 2009, represents a reimbursement to us of Lilly’s share of interest costs capitalized to the facility that will be credited to Lilly for its share of the capitalized interest included in the cost of goods sold for exenatide once weekly as incurred. We have concluded that any excess amount represents deferred collaborative revenue for services to be provided to Lilly under the supply agreement that will be amortized ratably over the economic useful life of the exenatide once weekly product following its commercial launch. The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at September 30, 2009, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. Under certain circumstances, including upon an impairment of the exenatide once weekly manufacturing facility, Lilly may receive a credit for the unearned portion of the $125 million payment which will be applied against Lilly’s share of the impairment charge.  The $125 million payment is not refundable to Lilly if exenatide once weekly does not receive regulatory approval unless such non-approval results in an impairment as discussed above.

In addition to the $125 million cash payment, we will recover Lilly’s share of the over $500 million capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with the collaboration agreement. We retain ownership of the facility and Lilly’s share of the capital investment to be recovered through the sharing of cost of goods sold is initially estimated to be 55% subject to adjustment based upon the allocation of the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly will make available to us a $165 million unsecured line of credit that we can draw upon from time to time beginning on December 1, 2009 and ending on June 30, 2011. Any interest due under the credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

In April 2009, we and Lilly announced the restructuring of the exenatide operations in order to improve alliance effectiveness, increase financial and operational efficiencies and maximize the value of BYETTA and exenatide once weekly.  Additionally, Amylin and Lilly amended their Collaboration Agreement to require one year’s notice for termination of the agreement without cause. Previously, the agreement required nine-month’s notice. In addition, Amylin and Lilly also agreed that internal marketing costs, which were previously not shared, are now shared within the alliance.

In May 2009, we and Lilly entered into a cost allocation agreement, the Cost Allocation Agreement, which amends the exenatide development and commercialization cost-sharing provisions contained in the companies’ Collaboration Agreement and Exenatide Once Weekly Supply Agreement, or the Agreements.

Under the terms of the Cost Allocation Agreement, the following changes will be applied with respect to the cost-sharing provisions of the Agreements retroactively as of January 1, 2009:

•                  Lilly will be responsible for 53% of shared exenatide global development and commercialization expenses that generate utility both in the United States and outside the United States, including global manufacturing development expenses.  We will be responsible for 47% of these expenses;

•                  Lilly will assume 100% of all exenatide development and commercialization expenses that generate utility predominantly outside the United States.  Under the previous cost-sharing arrangement, we were responsible for 20% of some of these expenses; and

•                  The royalty structure for exenatide revenues generated outside the United States has been modified to reflect Lilly’s revised expense burden, with a reduction in Lilly’s royalty payments to us.

The companies will continue to equally share all exenatide development and commercialization expenses that generate utility predominately in the United States.

In May 2009, we and Lilly entered into a joint supply agreement for an exenatide once weekly pen device.  Amylin and Lilly agreed to cooperate in the development, manufacturing and marketing of exenatide once weekly in a dual chamber cartridge pen configuration.  The companies will share the capital and development costs of the pen, including the estimated total capital investment of approximately $216 million which is expected to be incurred over the next few years. We and Lilly have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred.  Through September 30, 2009, we have incurred $69.5 million in capital expenditures associated with the exenatide once weekly pen, which amount is included in construction in progress.  We have billed Lilly $40.1 million for these expenditures, of which $32.6 million has been received by us.  Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly’s share of the depreciation included in cost of goods sold for the exenatide once weekly pen device as incurred.

9.              Restructuring

In November 2008, we announced a corporate restructuring that reduced our San Diego work force by approximately 25 percent, or 330 employees. In connection with the restructuring, we recorded restructuring charges of $54.9 million, consisting primarily of facility related charges, employee separation costs and asset impairments which were recorded in the quarter ended December 31, 2008.

In May 2009, we announced a restructuring of our sales force to merge our existing primary care and specialty sales forces into a single organization.  This restructuring reduced the total number of Amylin sales representatives by approximately 200 employees.  We recorded restructuring charges of $11.4 million during the quarter ended June 30, 2009 consisting primarily of employee separation costs which were incurred in the quarter ended June 30, 2009.  No additional restructuring charges were recorded during the quarter ended September 30, 2009.  The following table summarizes the components of the restructuring charges (in thousands):

	Nine months ended September 30, 2009
	Accruals	Non-cash items	Total
Employee separation costs	$10,629	$281	$10,910
Other restructuring charges	466	—	466
	$11,095	$281	$11,376

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2008	$8,291	$38,447	$—	$46,738
Accruals	10,629	—	466	11,095
Payments	(18,799)	(9,362)	(466)	(28,627)
Balance at September 30, 2009	$121	$29,085	$—	$29,206

The $17.5 million reduction in the restructuring liability during the nine months ended September 30, 2009 consists of payments of $18.8 million of employee separation costs, reflecting severance and other separation benefit payments, $9.3 million of facilities related charges reflecting ongoing rental payments for leases associated with vacated facilities and $0.5 million of other restructuring charges payments.  Partially offsetting these payments are additional accruals of $11.1 million associated with the May 2009 sales force restructuring discussed above.

10.       Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on investments.  We disclose the accumulated balance of other comprehensive loss as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2009 and 2008, comprehensive loss consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(26,659)	$(79,023)	$(135,985)	$(216,713)
Other comprehensive loss:
Unrealized gain (loss) on investments	2,203	(4,434)	9,033	(8,072)
Comprehensive loss	$(24,456)	$(83,457)	$(126,952)	$(224,785)

11.       Convertible Senior Notes

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our Convertible senior notes (in thousands):

	September 30, 2009	December 31, 2008
2007 Notes
Principal amount	$575,000	$575,000
Unamortized debt discount	(137,121)	(153,979)
Net carrying amount	437,879	421,021

2004 Notes
Principal amount	200,000	200,000

Convertible senior notes, net	$637,879	$621,021

In June 2007, we issued the 2007 Notes in a private placement, which have an aggregate principal amount of $575 million, and are due June 15, 2014. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. We may not redeem the 2007 Notes prior to maturity. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change. The maximum conversion rate is 22.9252 ($43.62 per share), which would result in a maximum issuance of 13.2 million shares of common stock if all holders converted at the maximum conversion rate.  The principal amount of the 2007 Notes exceeds the current if-converted value.

The 2007 Notes will be convertible into shares of our common stock unless we elect net-share settlement. If we elect net-share settlement, we will satisfy the accreted value of the obligation in cash and will satisfy the excess of conversion value over the accreted value in shares of our common stock based on a daily conversion value, determined in accordance with the associated indenture agreement, calculated on a proportionate basis for each day of the relevant 20-day observation period. Holders may convert the 2007 Notes only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending March 31, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the 2007 Notes will be convertible at any time on or after April 15, 2014 through the scheduled trading day immediately preceding the maturity date.

Subject to certain exceptions, if we undergo a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” such as if a majority of our Board of Directors ceases to be composed of the existing directors or other individuals approved by a majority of the existing directors, holders of the 2007 Notes will, for the duration of the notes, have the option to require us to repurchase all or any portion of their 2007 Notes. The designated event repurchase price will be 100% of the principal amount of the 2007 Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. We will pay cash for all notes so repurchased. The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. Subject to certain limitations, we will be required to pay the holders of the 2007 Notes special interest on the 2007 Notes if we fail to keep such registration statement effective during specified time periods. The 2007 Notes pay interest in cash, semi-annually in arrears on June 15 and December 15 of each year, which began on December 15, 2007.

The fair value of the 2007 Notes, determined by observed market prices, was $443.1 and $260.4 million at September 30, 2009 and December 31, 2008, respectively.

As discussed in Note 2, the 2007 Notes are within the scope of the new authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion because we have the option to elect net-share settlement upon conversion.

The carrying amount of the equity component of the 2007 Notes was $180.3 million at September 30, 2009 and December 31, 2008.  At September 30, 2009, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, approximately five years.  The effective interest rate on the net carrying value of the 2007 Notes was 9.3% for both the three and nine month periods ended September 30, 2009 and 2008.

In April 2004, we issued the 2004 Notes, which have an aggregate principal amount of $200 million, and are due April 15, 2011.

The 2004 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. We may not redeem the 2004 Notes prior to maturity.  As discussed in Note 2, the 2004 Notes are not within the scope of the new authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion as they can only be settled in shares of our common stock upon conversion.

Upon a change in control, the holders of the 2004 Notes may elect to require us to repurchase the 2004 Notes. We may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock, the number of shares of common stock a holder will receive will be valued at 95% of the closing prices of our common stock for the five trading day period ending on the third day before the purchase date.

The 2004 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes.

The fair value of the 2004 Notes, determined by observed market prices, was $186.5 and $150.0 million at September 30, 2009 and December 31, 2008, respectively.

We capitalize interest associated with construction in progress.  For the three months ended September 30, 2009 and 2008 we capitalized $4.2 million and $3.4 million of coupon interest, respectively, and $4.8 million and $3.8 million of non-cash interest expense associated with amortization of the debt discount, respectively.  For the nine months ended September 30, 2009 and 2008 we capitalized $11.7 million and $8.7 million of coupon interest expense, respectively, and $13.1 million and $9.4 million of non-cash interest expense associated with amortization of the debt discount, respectively.

12.   Long-Term Note Payable

In December 2007, we entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million Term Loan and a $15 million revolving credit facility.  The proceeds of both loans will be used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  We had an outstanding balance of $101.6 million and $125.0 million under the Term Loan and had issued $8.9 million and $5.6 million of stand-by letters of credit under the revolving credit facility primarily in connection with office leases, at September 30, 2009 and December 31, 2008, respectively.

Our domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of our and the two domestic subsidiaries’ assets (other than intellectual property and certain other excluded collateral).  The Term Loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the Term Loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on our election of either one, two, three or nine months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  We have elected to use the three month LIBOR rate, which was 0.3% and 1.44% at September 30, 2009 and December 31, 2008, respectively.  Interest periods on the revolving credit facility may be either one, two, three or nine months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by us.  Both loans have a final maturity date of December 21, 2010.

The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents balances, as defined in the agreement, in excess of $400 million, below which certain limitations provided for in the agreement become effective. The credit agreement also contains certain events of default including unrestricted cash and cash equivalents balances, as defined in the agreement, falling below $280 million, nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and default under other indebtedness that would permit the administrative agent to accelerate our outstanding obligations if not cured within applicable grace periods. In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control, as defined in the credit agreement as amended. There is an annual commitment fee associated with the revolving credit facility of 0.25%.

Maturities of long-term notes payable for periods ending after September 30, 2009 are as follows (in thousands):

Three months ending December 31, 2009	$7,813
Year ending December 31, 2010	93,750
Total minimum debt payments	$101,563

In connection with the execution of the Term Loan, we entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007 that has resulted in a net fixed rate of 5.717% and matures on December 21, 2010.  We determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy.  The fair value of the interest rate swap agreement was a liability of $3.6 million and $5.0 million at September 30, 2009 and December 31, 2008, respectively.  For the three months ended September 30, 2009 and 2008 we recognized a gain on the interest rate swap of $0.3 million and a loss on the interest rate swap of $0.4 million, respectively.  For the nine months ended September 30, 2009 and 2008 we recognized a gain on the interest rate swap of $1.4 million and a loss on the interest rate swap of $1.0 million, respectively. The gains and losses on the interest rate swap are included in interest and other expense.

13.       Stockholders’ Equity

In March 2009, we contributed approximately 2.2 million newly issued shares of our common stock, valued at $9.02 per share, to our ESOP for amounts earned by participants during the year ended December 31, 2008.

In March 2009, we contributed approximately 0.4 million newly issued shares of our common stock, valued at $11.80 per share, to our 401(k) plan for amounts earned by participants during the year ended December 31, 2008.

14.       Commitments and Contingencies

Other Commitments

We have committed to make potential future milestone payments to third parties as part of in-licensing and development programs primarily related to research and development agreements. Potential future payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones, such as achievement of regulatory approval, successful development and commercialization of products, and subsequent product sales. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on the balance sheet for any such contingencies.

As of September 30, 2009, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $287.4 million in aggregate, of which $2.5 million would be due within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $60.7 million as of September 30, 2009. The majority of these inventory commitments relate to exenatide once weekly and BYETTA, including minimum inventory purchases for exenatide once weekly of $38.7 million that are contingent upon FDA approval of exenatide once weekly.

As of September 30, 2009, capital commitments to complete construction of our exenatide once weekly manufacturing facility in Ohio are $7.9 million, and capital commitments related to the exenatide once weekly pen device are $66.4 million.

15.       Litigation

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.  Since August 2008, Amylin and Lilly have been named as defendants in 39 separate product liability cases involving approximately 208 plaintiffs in various courts in the United States.  These cases have been brought by individuals who allege they have used BYETTA.  They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death.  Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use.  We have also received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit.  While we cannot predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. These matters are at an early stage and as a result we cannot estimate potential losses, if any, at this time.

16.  Subsequent Events

On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the development agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the development agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease.  Amylin will receive a one-time, non-refundable cash payment of $75 million from Takeda in connection with the execution of the development agreement.

Amylin will also receive certain payments upon the achievement of milestone events including:  (i) up to $200 million for achieving development milestones with respect to two specific products and up to $50 million for achieving development milestones with respect to any additional products; (ii) up to $140 million per product for achieving commercial milestones related to the first sale of a product in various territories; and (iii) up to $800 million per product for the achievement of certain sales based milestones.  Takeda will also pay Amylin double-digit tiered royalties based on total annual sales of products.

Amylin will be responsible for executing all development activities for each product through the completion of all phase 2 clinical trials of such products for the purpose of obtaining regulatory approval in the United States.  Amylin will also be responsible for certain third party royalties.  Takeda will be responsible for the execution of all other development activities for the purpose of obtaining regulatory approval in and outside the United States.  Throughout the term of the development agreement, Takeda will generally be responsible for 80% of the development costs associated with obtaining approval for the products in the United States and Amylin will be responsible for 20% of such costs, except for certain clinical safety trial costs for which Amylin will have additional cost-sharing responsibility.  Takeda will be responsible for 100% of all development costs associated with obtaining approval for the products outside the United States.

Takeda will be responsible for commercializing the products in and outside the United States and will be responsible for all commercialization costs associated with the products.  Amylin will have the option to co-commercialize the first 2 approved products containing different clinically active ingredients and any follow-on products containing the identical ingredients.

The development agreement will terminate at Takeda’s election or upon the expiration of all Takeda payment obligations to Amylin.  Either party may terminate the agreement for cause, including the commencement of insolvency, bankruptcy, reorganization or other similar proceeding by a party or if the other party breaches any material provision of the development agreement including breaches of payment or commercially reasonable efforts obligations.  Further, either party may terminate the development agreement for safety issues or failure to obtain any necessary third party license.

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

Overview

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We have developed and gained approval for two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection, both of which were commercially launched in the United States during the second quarter of 2005. BYETTA was approved in the European Union, or EU, in 2006 and our collaboration partner, Eli Lilly and Company, or Lilly, has commercially launched BYETTA in 60 countries as of September 30, 2009. Our near-term business strategy is to create value for patients and our stockholders by capitalizing on market drivers, such as the recent inclusion by the American Diabetes Association, or ADA, of BYETTA as the only new addition to their treatment guidelines. Our focus remains on increasing BYETTA and SYMLIN revenue, preparing for the successful launch of exenatide once weekly, if approved, continuing to significantly improve operating results and progressing toward sustainable positive operating cash flow by the end of 2010. Our long-term strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program. In October 2009, the American Association of Clinical Endocrinologists (AACE) and the American College of Endocrinology (ACE) also approved new treatment guidelines with the inclusion of BYETTA for the successful treatment of patients with type 2 diabetes.

BYETTA is the first and only approved medicine in a new class of compounds called glucagon-like peptide-1, or GLP-1, receptor agonists. We began selling BYETTA in the United States in June 2005. BYETTA has been approved in the United States for the treatment of patients with type 2 diabetes who have not achieved adequate glycemic control and are using metformin, a sulfonylurea and/or a thiazolidinediene, or TZD, three common oral therapies for type 2 diabetes. In October 2009, the FDA approved an expanded indication for BYETTA as a stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes.  The FDA also approved changes to the BYETTA label to incorporate updated safety information, including pancreatitis-related safety language and an expansion of existing language regarding use of BYETTA in patients with renal impairment.   In October 2008, the ADA and the European Association for the Study of Diabetes, or EASD, updated their type 2 diabetes treatment guidelines, placing the GLP-1 receptor agonist class, of which BYETTA is the only approved product, as a secondary treatment option for type 2 diabetes patients.  Prescriptions declined in the second half of 2008. During that time period we committed our field resources to educating the medical community on the facts about BYETTA, pancreatitis and the product’s safety profile. We believe the decline in BYETTA prescriptions and demand for the product continued to stabilize during the quarter ended September 30, 2009.  Net product sales of BYETTA were $171.1 million and $179.9 million for the three months ended September 30, 2009 and 2008, respectively, and $503.9 million and $515.9 million for the nine months ended September 30, 2009 and 2008, respectively.

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

SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005. Symlin is approved in the United States for the treatment of patients with either type 1 or type 2 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. In early 2008, we commercially launched the SymlinPen® 120 and SymlinPen® 60 pen injector devices in the United States. These pre-filled pen-injector devices feature simple, fixed dosing to improve mealtime glucose control. Net product sales of SYMLIN were $21.8 million and $21.5 million for the three months ended September 30, 2009 and 2008, respectively, and $65.8 million and $64.5 million for the nine months ended September 30, 2009 and 2008, respectively.

In May 2009, we announced a restructuring of our sales force that merged our existing primary care and specialty sales forces into a single specialty sales organization.  This new sales force will be focused on targeting those doctors that write the majority of BYETTA and SYMLIN prescriptions. This sales-force restructuring reduced our total number of sales representatives by approximately 200 employees.  We incurred restructuring charges of $11.4 million during the nine months ended September 30, 2009.  Following this restructuring we have a field force of approximately 390 people dedicated to marketing BYETTA and SYMLIN in the United States.  Our field force includes our specialty sales force, and managed care and government affairs organizations.  Lilly co-promotes BYETTA in the United States.

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

In March 2009 and July 2009, we announced positive results from DURATION-2 and DURATION-3, respectively, the second and third in a series of six of such studies designed to test the superiority of exenatide once weekly compared to other diabetes therapies.  In DURATION-2 exenatide once weekly demonstrated superior glucose control with weight loss and no increase in hypoglycemia compared to maximum doses of sitagliptin or pioglitazone.  In DURATION-3 exenatide once weekly demonstrated superior glucose control with weight loss and with less hypoglycemia compared to insulin glargine. During the remainder of 2009, we remain focused on building a superior profile for exenatide once weekly by conducting clinical studies that compare exenatide once weekly against competing products. The objective of these studies is to support the launch of exenatide once weekly and demonstrate superiority and the transformational nature of our exenatide once weekly therapy.

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

Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Therapies for Obesity strategy.  In July 2009, we announced positive results from a 28-week dose-ranging study of pramlintide/metreleptin, a combination treatment comprising pramlintide, an analog of the natural hormone amylin, and metreleptin, an analog of the natural hormone leptin, in overweight and obese patients. This Phase 2 study successfully characterized patients who responded best to treatment and also provided important information to inform dose selection.  In 2009, we plan to continue the development of a potential obesity medicine that is a combination of pramlintide and metreleptin and the development of a second generation amylinomimetic, now known as davalintide (formerly known as AC2307). Davalintide is now in a Phase 2 clinical study and we expect to report data from this study by the end of 2009.

In October 2009, we entered into a worldwide, exclusive license, development and commercialization agreement with Takeda  to co-develop and commercialize pharmaceutical products for the treatment of obesity and other indications.  The agreement includes pramlintide/metreleptin, davalintide and additional compounds from both companies’ obesity research programs.  We will receive a one-time up-front payment of $75 million from Takeda and, in relation to the compounds under the agreement, are eligible to receive additional payments upon achieving certain development, commercialization and sales-based milestones that could exceed $1 billion.  The agreement also provides for us to receive future tiered, double-digit royalty payments based on global product sales.

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

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our BYETTA collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At September 30, 2009, our accumulated deficit was approximately $1.9 billion.

At September 30, 2009, we had $619.7 million in cash, cash equivalents and short-term investments.  Additionally we have future availability of an additional $165 million of cash beginning December 1, 2009 pursuant to a credit facility with Lilly. Although we may not generate positive operating cash flows in the near term, we intend to improve our operating results and reduce our use of cash for operating activities to achieve our goal to be operating cash flow positive on a sustainable basis by the end of 2010. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2008, other than the adoption of new authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion and which required the estimation of the non-convertible borrowing rate for our 2007 Notes.  The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008, contained in our annual report on Form 10-K filed on February 27, 2009.

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 27, 2009.

Results of Operations

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Net Product Sales

Net product sales for the three months ended September 30, 2009 and 2008 were $192.9 million and $201.4 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended September 30,
	2009	2008
BYETTA	$171.1	$179.9
SYMLIN	21.8	21.5
	$192.9	$201.4

The decrease in net product sales for BYETTA in the current period primarily reflects a reduction in prescription demand following an August 2008 FDA update to a prior alert referencing pancreatitis, partially offset by higher prices in the three months ended September 30, 2009 compared to the same period in 2008.  We believe that prescription demand continued to stabilize in the three months ended September 30, 2009.

Net product sales for SYMLIN in the current period remained largely unchanged from the same period in 2008 due to a reduction in prescription demand partially offset by higher prices in the quarter ended September 30, 2009 compared to the same period in 2008.  We believe that with the increased promotion for SYMLIN with our new specialty sales force discussed above, we have an opportunity to increase SYMLIN demand in the near term.

Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters, including expected label changes for BYETTA, economic factors and other environmental factors.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended September 30, 2009 were $18.3 million, compared to $17.0 million for the same period in 2008. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our BYETTA collaboration agreement with Lilly. The $1.3 million increase in revenues under collaborative agreements in the current quarter compared to the same period in 2008 reflects higher cost-sharing payments from Lilly for exenatide once weekly manufacturing development expenses due to the amended cost sharing provisions contained in our collaboration agreement with Lilly mentioned above.  The increase in revenues due to the increased cost-sharing ratio is partially offset by lower development expenses.

The following table summarizes the components of revenues under collaborative agreements for the three months ended September 30, 2009 and 2008 (in millions):

	Three months ended September 30,
	2009	2008
Amortization of up-front payments	$1.0	$1.1
Cost-sharing payments	17.3	15.9
	$18.3	$17.0

In future periods, we expect that revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly for sharing of development costs, possible future milestone payments, the amortization of the $75 million cash payment received in connection with the Takeda agreement discussed above and, following the commercial launch of exenatide once weekly, the amortization of a portion of the $125 million cash payment received in connection with the exenatide once weekly supply agreement discussed above. Future cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide once weekly and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $22.6 million and $23.4 million, for the three months ended September 30, 2009 and 2008, respectively, representing a gross margin of 88% in both periods, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $80.1 million for the three months ended September 30, 2009 from $99.7 million for the same period in 2008. The decrease primarily reflects efficiencies driven by our reduced cost structure following our recent restructurings.  We expect that selling, general and administrative expenses for the remainder of 2009 will increase modestly from current levels as we invest to support the planned launch of exenatide once weekly in 2010.

We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, our selling, general and administrative expenses include our 50% share of these costs in the United States.

Research and Development Expenses

Our research and development costs are comprised of cash compensation, benefits and non-cash stock-based compensation; license fees, milestones under license agreements and costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices.  Also included are overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Diabetes (1)	$27.5	$37.8	$(10.3)
Obesity	6.0	14.1	(8.1)
Research and early-stage programs	6.0	8.1	(2.1)
Indirect costs	13.2	13.5	(0.3)

	$52.7	$73.5	$(20.8)

(1)          Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received from Lilly are included in revenues under collaborative agreements.  Expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments from Lilly for BYETTA and exenatide once weekly development expenses were $17.0 million and $15.7 million for the three months ended September 30, 2009 and 2008, respectively.

The $20.8 million decrease in research and development expenses for the three months ended September 30, 2009 compared to the same period in 2008 primarily reflects decreased expenses of $10.3 million for our diabetes programs and decreased expenses of $8.1 million for our obesity development programs.  The decrease in expenses for our research and development programs primarily reflects lower development expenses for exenatide once weekly and our obesity programs following the completion of our Duration-2, Duration-3 and pramlintide/leptin clinical trials, as well as efficiencies driven by our reduced cost structure.  We expect research and development expenses for the remainder of 2009 to increase from current levels due to costs associated with pre-launch manufacturing activities at our Ohio manufacturing facility for the planned launch of exenatide once weekly in 2010, and the initiation of a cardiovascular outcomes study in the fourth quarter of 2009.

Collaborative Profit Sharing

Collaborative profit sharing was $78.3 million and $80.6 million for the three months ended September 30, 2009 and 2008, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and other investments. Interest and other income decreased to $1.4 million for the three months ended September 30, 2009 from $3.3 million for the same period in 2008.  The decrease primarily reflects lower average balances available for investment, lower interest rates earned on our short-term investments in the three months ended September 30, 2009 compared to the same period in 2008.

Interest and other expense consists primarily of interest expense resulting from our long-term debt obligations. Interest expense in the three months ended September 30, 2009 consists of interest on our $775 million par value of outstanding convertible senior notes and our $101.6 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $5.7 million and $8.6 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease in interest and other expense for the three months ended September 30, 2009 primarily reflects an increase in capitalized interest associated with our Ohio manufacturing facility and an increase in recognized gains associated with economic hedge transactions, partially offset by increased non-cash interest expense from the amortization of the debt discount on our 2007 Notes discussed in Note 2 to the accompanying financial statements.

Net Loss

Our net loss for the three months ended September 30, 2009 was $26.7 million compared to a net loss of $79.0 million for the same period in 2008. The decrease in net loss primarily reflects the decreased selling, general and administrative expenses, decreased research and development expenses, decreased collaborative profit-sharing, decreased impairment loss and increased revenues under collaborative agreements, partially offset by decreased net product sales.  We may incur operating losses for the next few years. In November 2008, we announced our restructuring and our business plan to become operating cash flow positive on a sustainable basis by the end of 2010 and in May 2009, we announced the restructuring of our sales force as discussed above.  However, our ability to reach profitability in the future will be heavily dependent upon product sales that we achieve for BYETTA, SYMLIN and exenatide once weekly, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with our research and development programs, including our obesity and early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net Product Sales

Net product sales for the nine months ended September 30, 2009 and 2008 were $569.7 million and $580.4 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Nine months ended September 30,
	2009	2008
BYETTA	$503.9	$515.9
SYMLIN	65.8	64.5
	$569.7	$580.4

The decrease in net product sales for BYETTA in the current period primarily reflects decreased prescription demand following an August 2008 FDA update on a prior alert referencing pancreatitis and an allowance for rebates related to the U.S. Department of Defense’s (DOD) Tricare Retail Pharmacy program discussed below, including $4.4 million for a retroactive rebate assessment for sales during 2008, partially offset by higher prices in the nine months ended September 30, 2009 compared to the same period in 2008. We believe that prescription demand has stabilized in the nine months ended September 30, 2009.

The slight increase in net product sales for SYMLIN in the current period primarily reflects higher prices partially offset by a reserve for the DOD’s Tricare Retail Pharmacy program discussed below, including $0.4 million for a retroactive rebate assessment for sales during 2008 and a reduction in prescription demand. We believe our increased SYMLIN  promotional efforts using our new specialty sales force discussed above will create the opportunity to increase SYMLIN demand over time.

We recorded an allowance related to the DOD’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009, and is effective May 26, 2009.  The final rule clarified the DOD’s interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008.  The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule we recorded an allowance of $7.5 million for such rebates in the nine months ended September 30, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters including expected label changes for BYETTA, economic factors and other environmental factors.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the nine months ended September 30, 2009 were $44.6 million, compared to $57.2 million for the same period in 2008. Substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly. The $12.6 million decrease in revenues under collaborative agreements in the current quarter compared to the same period in 2008 reflects lower cost-sharing payments from Lilly for exenatide once weekly and BYETTA due to lower development expenses for exenatide once weekly and BYETTA partially offset by an increase in Lilly’s share of the exenatide once weekly manufacturing development expenses due to the amended cost sharing provisions contained in our collaboration agreement with Lilly mentioned above.

The following table summarizes the components of revenues under collaborative agreements for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine months ended September 30,
	2009	2008
Amortization of up-front payments	$3.2	$3.2
Cost-sharing payments	41.4	54.0
	$44.6	$57.2

In future periods, we expect that revenues under collaborative agreements will consist of ongoing cost-sharing payments from Lilly for sharing of development costs, possible future milestone payments, the amortization of the $75 million cash payment received in connection with the Takeda agreement discussed above and, following the commercial launch of exenatide once weekly, the amortization of a portion of the $125 million cash payment received in connection with the exenatide once weekly supply agreement discussed above. Future cost-sharing revenue recorded will be dependent on the timing, extent and relative proportion of total development costs for the exenatide once weekly and BYETTA development programs incurred by us and by Lilly. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $65.5 million and $70.1 million for the nine months ended September 30, 2009 and 2008, respectively, representing a gross margin of 88% in both periods, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN.  Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $259.7 million for the nine months ended September 30, 2009 from $309.0 million for the same period in 2008. The decrease primarily reflects efficiencies driven by the Company’s reduced cost structure following our recent restructurings partially offset by costs associated with our recent proxy contest.  We expect that selling, general and administrative expenses for the remainder of 2009 will increase modestly from current levels as we invest to support the planned launch of exenatide once weekly in 2010.

We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, our selling, general and administrative expenses include our 50% share of these costs in the United States.

Research and Development Expenses

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Diabetes (1)	$93.8	$119.5	$(25.7)
Obesity	22.3	43.4	(21.1)
Research and early-stage programs	18.7	24.6	(5.9)
Indirect costs	41.5	38.6	2.9
	$176.3	$226.1	$(49.8)

(1)  Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received from Lilly are included in revenues under collaborative agreements.  Expenditures for our diabetes development programs are generally partially offset by an increase in cost-sharing payments from Lilly.  Cost-sharing payments from Lilly for BYETTA and exenatide once weekly development expenses were $40.6 million and $53.1 million for the nine months ended September 30, 2009 and 2008, respectively.

The $49.8 million decrease in research and development expenses for the nine months ended September 30, 2009 compared to the same period in 2008 primarily reflects decreased expenses of $25.7 million for our diabetes programs and decreased expenses of $21.1 million for our obesity development programs.  The decrease in expenses for our research and development programs primarily reflects lower development expenses for exenatide once weekly and our obesity programs following the completion of our Duration-2, Duration-3 and pramlintide/leptin clinical trials, as well as efficiencies driven by our reduced cost structure following our recent restructurings.  We expect research and development expenses for the remainder of 2009 to increase from current levels due to costs associated with pre-launch manufacturing activities at our Ohio manufacturing facility for the planned launch of exenatide once weekly in 2010, if approved, and the initiation of a cardiovascular outcomes study in the fourth quarter of 2009.

Collaborative Profit Sharing

Collaborative profit sharing was $227.5 million and $229.4 million for the nine months ended September 30, 2009 and 2008, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consists primarily of interest income from investment of cash and other investments. Interest and other income decreased to $6.5 million for the nine months ended September 30, 2009 from $21.3 million for the same period in 2008.  The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments in the nine months ended September 30, 2009 compared to the same period in 2008.

Interest and other expense consists primarily of interest expense resulting from our long-term debt obligations. Interest expense in the nine months ended September 30, 2009 consists of interest on our $775 million par value of outstanding convertible senior notes and our $101.6 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $15.0 million and $26.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in interest and other expense for the nine months ended September 30, 2009 primarily reflects an increase in capitalized interest associated with our Ohio manufacturing facility and an increase in recognized gains associated with economic hedge transactions, partially offset by increased non-cash interest expense from the amortization of the debt discount on our 2007 Notes discussed in Note 2 to the accompanying financial statements.

Loss on impairment of investments

We recognized a loss on impairment of investments of $1.4 million for the nine months ended September 30, 2009 for credit-related losses for two securities in our short-term investment portfolio.  The impairment loss was based upon the difference between the cost basis and the observed market prices for the securities as of the date of the impairment.

We recognized a loss on impairment of investments of $14.9 million for the nine months ended September 30, 2008 which was comprised of a recognized $9.0 million other-than-temporary impairment loss on an equity investment in a privately held entity and a $5.9 million other-than-temporary impairment loss on a corporate debt security in our investment portfolio.  The impairment loss on the equity investment was based upon our assessment of the entity’s financial and technical performance and the entity’s ability to raise additional capital.  The impairment loss on the corporate debt security was based upon our assessment of the impact of bankruptcy proceedings of the issuer on the recoverability of our investment.  At September 30, 2009, gross unrealized losses on our short-term investments were $1.6 million, all of which we determined to be temporary.

Net Loss

Our net loss for the nine months ended September 30, 2009 was $136.0 million compared to a net loss of $216.7 million for the same period in 2008. The decrease in net loss primarily reflects the decreased selling, general and administrative expenses, decreased research and development expenses and decreased collaborative profit-sharing, partially offset by decreased net product sales, decreased revenue under collaborative agreements and the restructuring charge discussed above under the heading “Restructuring.”  We may incur operating losses for the next few years. In November 2008 we announced our restructuring and our business plan to become operating cash flow positive on a sustainable basis by the end of 2010, and in May 2009 we announced the restructuring of our sales force as discussed above.  However, our ability to reach profitability in the future will be heavily dependent upon the product sales that we achieve for BYETTA, SYMLIN and exenatide once weekly, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At September 30, 2009, we had approximately $619.7 million in cash, cash equivalents and short-term investments, compared to $816.8 million at December 31, 2008, and we have future availability of $165 million beginning December 1, 2009 pursuant to the loan agreement with Lilly. In November 2008, following our restructuring, we announced our business plan to be operating cash flow positive on a sustainable basis by the end of 2010.  In addition, in May 2009, we implemented a restructuring of our sales force.  Our use of cash for capital expenditures decreased in 2009 compared to 2008 following the substantial completion of our manufacturing facility in Ohio in 2008, partially offset by additional capital expenditures for the development of a pen device for exenatide once weekly.   Our current business plan does not contemplate a need to raise additional funds from outside sources, however, we may evaluate opportunities to refinance existing indebtedness from time to time. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future, especially given the current adverse economic and credit conditions.

We used cash of $71.6 million and $88.9 million for our operating activities in the nine months ended September 30, 2009 and 2008, respectively.  Our cash used for operating activities in the nine months ended September 30, 2009 includes a net use of cash of $23.8 million for changes in operating assets and liabilities.  This includes uses of cash due to increases in other current assets and accounts receivable of $29.0 million and $14.7 million, respectively, and decreases in accounts payable and accrued liabilities and restructuring liabilities of $3.1 million and $17.5 million, respectively.  This also includes sources of cash for increases in payable to collaborative partner and deferred collaborative profit-sharing of $1.3 million, $40.1 million, respectively, and a decrease in inventories of $12.0 million.  The increase in other current assets reflects prepayments for raw material inventory and the increase in accounts receivable is primarily due to the timing of sales during the quarter ended September 30, 2009.  The decrease in accounts payable and accrued liabilities primarily reflects lower expense levels. The decrease in restructuring liabilities reflects payments made in relation to our recent restructuring activities.  The increase in deferred collaborative profit-sharing reflects payments from Lilly for its 60% share of the capital expenditures we have made for the exenatide once weekly pen device.  The decrease in inventories primarily reflects reduction in finished goods due to the timing and volume of production.  Working capital changes may fluctuate from quarter to quarter due to timing of inventory and other current asset purchases and the timing of payments of accounts payable, accrued compensation and other current liabilities.

Our investing activities used cash of $41.9 million and $153.3 million for the nine months ended September 30, 2009 and 2008, respectively. Investing activities for both periods consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment and increases in other long-term assets.  Purchases of property, plant and equipment decreased to $119.1 million for the nine months ended September 30, 2009 from $237.8 million for the nine months ended September 30, 2008.  The decrease in purchases of property, plant and equipment primarily reflects reduced expenditures for our Ohio manufacturing facility following its substantial completion in the year ended December 31, 2008. Through September 30, 2009, we had expended approximately $663.4 million associated with the construction of this facility, including the exenatide once weekly pen device discussed below, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  Our use of cash for capital expenditures decreased in 2009 compared to 2008 following the substantial completion of our manufacturing facility in Ohio in 2008, partially offset by capital investments associated with the exenatide once weekly pen device discussed above.  The initial capital investment for the pen is expected to be $216.0 million over the next few years, which will be funded 60% by Lilly and 40% by us. Through September 30, 2009, we had incurred $69.5 million in capital expenditures associated with the exenatide once weekly pen device. We have billed Lilly $40.1 million for these expenditures, of which $32.6 million has been received to date, and is included in cash used for operating activities as discussed above.  We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for exenatide once weekly.

Financing activities used cash of $12.5 million and provided cash of $16.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Financing activities in the nine months ended September 30, 2009 include $23.4 million in principal payments on our term loan, partially offset by proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities for the nine months ended September 30, 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

At December 31, 2008, we had $200 million in aggregate principal amount of convertible senior notes due 2011, or the 2004 Notes, and $575 million of the convertible senior notes due 2014, or the 2007 Notes, outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.  Subject to certain exceptions, if we undergo a “designated event” (as defined in the associated indenture agreement) including a “fundamental change,” such as if a majority of our Board of Directors ceases to be composed of the existing directors or other individuals approved by a majority of the existing directors, holders of the 2007 Notes will, for the duration of the notes, have the option to require us to repurchase all or any portion of their 2007 Notes.

In December 2007, we entered into a $140 million credit agreement. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. The term loan is repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve. At September 30, 2009 we had an outstanding balance of $101.6 million under the term loan and had issued $8.9 million of standby letters of credit under the revolving credit facility. Both loans have a final maturity date of December 21, 2010. Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election. We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan. The interest rate on the revolving credit facility is LIBOR plus 1.0% or the Bank of America prime rate, at our election.  The credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control as defined in the credit agreement, as amended.

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

The following table summarizes our contractual obligations and maturity dates as of September 30, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$200,000	$575,000	$—
Interest on long-term convertible debt	96,250	22,250	39,500	34,500	—
Long-term note payable	101,563	31,250	70,313	—	—
Interest on long-term note payable, net of swap transactions (1)	6,141	5,136	1,005	—	—
Inventory purchase obligations(2)	114,514	43,897	61,440	9,177	—
Construction contracts	74,300	34,300	40,000	—	—
Operating lease obligations	193,141	22,982	47,909	50,456	71,794
Total(3)	$1,360,909	$159,815	$460,167	$669,133	$71,794

(1)   The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)   Includes $30.9 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)   Excludes long-term obligation of $8.8 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone or other payments up to $5.5 million associated with licensing agreements in the next 12 months.  Additional milestones of up to approximately $287.4 million could be paid over the next 10 to 15 years if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: product sales of BYETTA and exenatide once weekly, if approved, net of profit sharing payments to Lilly, and product sales for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN; costs associated with the operation of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.              Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. Although we do utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions, we do not do so in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at September 30, 2009 was approximately $186.5 million and $443.1 million, respectively.  We have entered into an interest rate swap in connection with our $125 million term loan.  The fair value of the interest rate swap at September 30, 2009 was a liability of $3.6 million.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.              Controls and Procedures

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Product Liability and Other Claims

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.  Since August 2008, we and Lilly have been named as defendants in 39 separate product liability cases involving approximately 208 plaintiffs in various courts in the United States.  These cases have been brought by individuals who allege they have used BYETTA.  They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death.  Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use.  We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit.  While we cannot predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters.

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

On May 6, 2009, we entered into an amendment of the Credit Agreement.  The amendment provides that lenders under the Credit Agreement agree to consent to the election of six or more stockholder nominees to our Board at our 2009 annual meeting of stockholders upon payment of a fee and the satisfaction of certain conditions as set forth in the amendment.  A hearing of this case was held on May 4, 2009.  On May 12, 2009 the court (i) entered a judgment in favor of the defendants for a claim alleging breach of the duty of care by defendant directors; (ii) rendered moot a claim seeking declaration of the invalidity and unenforceability of a continuing directors’ provision in a credit agreement with Bank of America and (iii) declared that our Board was entitled to approve dissident nominees for purposes of its indenture with Bank of New York, dismissing without prejudice other claims as being unripe for adjudication.  On June 5, 2009, the plaintiff appealed the court’s decision and on October 5, 2009, the Delaware Supreme Court affirmed the order and judgment of the Court of Chancery.

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $136 million for the nine months ended September 30, 2009, $321.9 million in 2008, $216.5 million in 2007 and $218.9 million in 2006. As of September 30, 2009, we had an accumulated deficit of approximately $1.9 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

The manufacturing of sufficient quantities of newly-approved drug products and drug candidates is a time-consuming and complex process. We currently have no manufacturing capabilities for our two marketed drug products. In order to successfully commercialize our products, including BYETTA and SYMLIN, and continue to develop our drug candidates, including exenatide once weekly, we rely on various third parties to provide the necessary manufacturing.

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

We rely on Bachem and Lonza to manufacture our commercial supply of bulk pramlintide acetate, the active ingredient contained in SYMLIN. In addition, we rely on Baxter to manufacture the dosage form of SYMLIN in vials. We rely on Wockhardt for the dosage form of SYMLIN in cartridges and Ypsomed AG to manufacture the components for the SYMLIN disposable pen. We also rely on Sharp Corporation for the assembly of the SYMLIN pen.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, sales force, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining

FDA approval for superior products. Furthermore, now that we have received FDA approval for BYETTA and SYMLIN, we may also be competing against other companies with respect to our manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our target patient population for BYETTA includes people with diabetes who have not achieved adequate glycemic control with diet and exercise or by using metformin, sulfonylurea and/or a TZD, three common oral therapies for type 2 diabetes. Our target population for SYMLIN includes people with either type 2 or type 1 diabetes whose therapy includes multiple mealtime insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products are available or in development to treat type 2 diabetes, including:

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

Delays in the conduct or completion of our clinical trials, the analysis of the data from our clinical trials or our manufacturing scale-up activities may result in delays in our planned filings for regulatory approvals of our products, and may adversely affect our ability to enter into new collaborative arrangements.

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

Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully challenge or circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. For example, our SYMLIN and BYETTA products are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the “Hatch-Waxman Act,” which provides data exclusivity for a certain period of time. Once this exclusivity period expires, the Hatch-Waxman Act allows generic manufacturers to file Abbreviated

New Drug Applications, or ANDAs, with the FDA requesting approval of generic versions of previously-approved products. For example, generic pharmaceutical manufacturers may file an ANDA for SYMLIN as of March 2009 and for BYETTA as of April 2009. If an ANDA is filed for one of our approved products prior to expiration of the patents covering those products, it could result in our initiating patent infringement litigation to enforce our rights. We can provide no assurances that we would prevail in such an action or in any challenge related to our patent rights.

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

•                 Potential acquisitions or investments in complementary technologies or businesses; and

•                 Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including a term loan with a current balance of $101.6 million due in 2010, referred to as the Term Loan, and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011, referred to as the 2004 Notes, and $575 million is due in 2014, referred to as the 2007 Notes.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products.  On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals.  We are currently involved in thirty-eight product liability cases which have been brought by individuals who have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance coverage. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

In April 2004, we issued $200 million of the 2004 Notes and in June 2007, we issued $575 million of the 2007 Notes. In December 2007, we entered into the $125 million Term Loan due in December 2010. Our ability to make payments on our debt, including the 2004 and 2007 Notes and the Term Loan, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During each of the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2004 and 2007 Notes and the Term Loan, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce or defer our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. We have implemented certain remediation activities resulting from our ongoing assessment of internal control over financial reporting. Our future assessment, or the future assessments by our independent registered public accounting firm, may reveal material weaknesses in our internal control. If material weaknesses are identified in the future we would be required to conclude that our internal control over financial reporting is ineffective and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

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

As of September 30, 2009, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 62% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2009
Fourth Quarter (through October 13, 2009)	$14.41	$12.75
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89
Year ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75
Year ended December 31, 2007
Fourth Quarter	$51.10	$35.83
Third Quarter	$53.25	$40.86
Second Quarter	$46.93	$36.91
First Quarter	$42.45	$35.55

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

Amylin Pharmaceuticals, Inc.

Date: November 5, 2009	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)