Form 10-K
period 2009-12-31
AMYLIN PHARMACEUTICALS INC
filed 2010-02-26
CIK 881464

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-19700

AMYLIN PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0266089 (I.R.S. Employer Identification No.)
9360 Towne Centre Drive San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 552-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market, LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the common stock of the registrant as of June 30, 2009 held by non-affiliates was $645,730,218.

          The number of shares outstanding of the registrant's common stock was 142,951,264 as of February 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Stockholders to be held on April 29, 2010 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2009.

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

 PART I

Item 1.    Business

Business Overview

        We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection and we are currently seeking approval for exenatide once weekly, an investigational sustained-release medication for type 2 diabetes that is administered only once a week.

        In 2009 we executed on key opportunities for the company including:

  •
  gained approval for an expanded indication of BYETTA as a first-line, stand alone medication (monotherapy) along with diet and exercise;

  •
  finalized BYETTA label updates;

  •
  submitted a New Drug Application, or NDA, for exenatide once weekly and executed our DURATION clinical program designed to demonstrate superiority of exenatide once weekly compared to other diabetes medications;

  •
  completed two obesity clinical trials and entered into a collaboration to develop obesity therapies with Takeda Pharmaceutical Company Limited, or Takeda; and

  •
  improved our operating results and believe we are on track to achieve our stated goal of becoming operating cash flow positive on a sustainable basis by the end of 2010 and achieving operating profitability by the end of 2011.

        BYETTA is the first approved medicine in a class of compounds called glucagon-like peptide-1 (GLP-1) receptor agonists. In October 2009, the FDA approved an expanded indication to include BYETTA as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes and changes to the BYETTA label to incorporate updated safety language. Previously BYETTA was approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene (TZD), three common oral therapies for type 2 diabetes. We believe the expanded monotherapy indication and label update present new opportunities for the BYETTA brand. Net product sales of BYETTA were $667.6 million in 2009, $678.5 million in 2008 and $636.0 million in 2007.

        We have an agreement with Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as exenatide once weekly. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us, and Lilly will pay us royalties for product sales outside of the United States. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide such as exenatide once weekly. By the end of 2009, BYETTA was commercially launched in approximately 60 countries worldwide.

        SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. We own 100% of the global rights to SYMLIN and in 2010 we plan to explore partnering SYMLIN outside of the United States. Net product sales of SYMLIN were $86.4 million in 2009, $86.8 million in 2008 and $65.5 million in 2007.

        We have a field force of approximately 390 people dedicated to marketing BYETTA and SYMLIN in the United States. Our field force includes our specialty sales force and our managed care organization. Lilly co-promotes BYETTA in the United States. In May 2009, we announced a restructuring of our sales force, a new sales approach within the diabetes market and merged our then-existing primary care and specialty sales forces into a single organization that brings a specialty approach to endocrinologists and diabetes-focused primary care physicians. This new sales force is focused on targeting those doctors that write the majority of prescriptions for branded diabetes therapies. The restructuring of our sales force reduced our total number of sales representatives by approximately 200.

        In addition to our marketed products, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop exenatide once weekly. In May 2009, we submitted an NDA for exenatide once weekly to the FDA. The FDA filed the NDA submission in July 2009 and the application has a ten-month review period. Clinical components of the NDA included results from our DURATION-1 study which tested the superiority of exenatide once weekly as compared to BYETTA and a meta-analysis across controlled clinical studies of three months or greater from the BYETTA database which showed no increased risk of cardiovascular events associated with exenatide use. Components of the NDA submission supporting product manufacturing included analyses of data from patients in our ongoing extension of the DURATION-1 study who used exenatide once weekly produced at our Ohio manufacturing facility to demonstrate comparability of the intended commercial product with that used during development. The FDA conducted a pre-approval inspection of this facility and has made a number of observations which we believe are addressable.

        In March 2009 and July 2009, we announced positive results from DURATION-2 and DURATION-3, respectively, the second and third in a series of six such studies designed to test the superiority of exenatide once weekly compared to other diabetes therapies. In DURATION-2, exenatide once weekly demonstrated superior glucose control with weight loss and no increase in hypoglycemia compared to maximum doses of sitagliptin (Januvia®) or pioglitazone (Actos®). In DURATION-3, exenatide once weekly demonstrated superior glucose control with weight loss and with less hypoglycemia compared to insulin glargine (Lantus®). In December 2009, we announced results from DURATION-5, a head-to-head study comparing exenatide once weekly to BYETTA. In DURATION-5, patients taking exenatide once weekly experienced a statistically superior reduction in glycated hemoglobin (A1C) compared to BYETTA.

        In 2010, we will continue to focus on building a superior profile for exenatide once weekly by conducting additional clinical trials that will compare exenatide once weekly against competing products. For example, we expect to report results from our DURATION-4 study in late 2010 comparing exenatide once weekly with metformin, sitagliptin or pioglitazone and we have initiated DURATION-6 comparing exenatide once weekly with liraglutide (Victoza®). In addition, we expect to start our EXSCEL study in the first quarter of 2010, to demonstrate exenatide once weekly's effect on cardiovascular endpoints. We plan to continue making strategic investments in the exenatide franchise including the development of an exenatide once weekly pen delivery system, an exenatide suspension formulation and potential noninvasive delivery systems including transdermal and nasal.

        Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Treatment of Obesity, or INTO, strategy. In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our product pipeline, including pramlintide/metreleptin, which is a compound currently in phase 2 development for the treatment of obesity. We recently announced results of a 52-week phase 2 study of this compound and, based on those results, we and Takeda plan to advance pramlintide/metreleptin toward phase 3 development.

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

Diabetes

        Diabetes is a major worldwide health problem and is the fifth leading cause of death by disease in the United States. Diabetes is a complex, metabolic disorder of carbohydrate, fat and protein metabolism, primarily resulting from the failure of pancreatic beta cells to produce sufficient insulin to match the demands for insulin in the body. Insulin is a hormone that plays a central role in helping the body process, convert and store energy from glucose. Another important hormone in glucose regulation is glucagon which is released from the alpha-cells of the pancreas. Its action opposes insulin by increasing glucose appearance in the bloodstream. With the discovery of incretin hormones, GLP-1, gastric inhibitory peptide and the pancreatic hormone amylin, it is now understood that several organs and hormones play a role in maintaining glucose balance in the body. In individuals with diabetes, the relative shortage of insulin impairs the ability of glucose to enter and fuel the body's cells and, as a result, glucose builds up in the bloodstream causing hyperglycemia (high blood sugar). Prolonged elevation of blood glucose may result in damage to the kidney, retina and nerves—and may lead to kidney failure, permanent nerve damage, blindness and amputation. High glucose also increases the risk of cardiovascular disease. Conversely, too much insulin in the bloodstream can cause hypoglycemia (low blood sugar). Individuals who manage their diabetes with insulin or other oral antidiabetic medication are especially vulnerable to swings of high to low blood sugar level and the risk of very low blood sugar which, if left untreated, can be fatal.

        It is estimated that over 240 million people worldwide have diabetes. Of that population, it is estimated that approximately 90-95% have type 2 diabetes, previously known as adult-onset diabetes, and the remainder have type 1 diabetes, previously known as juvenile-onset diabetes. In the United States alone, there are approximately 23.6 million people, or 7.8% of the population, with diabetes. Only 17.9 million of these people have been diagnosed, while 5.7 million people with diabetes have not been diagnosed. From 1980 through 2007, newly diagnosed cases of diabetes among Americans aged 18-79 nearly tripled. In addition, there are currently approximately 57 million people in the United States with pre-diabetes, a condition that raises the risk of developing type 2 diabetes, heart disease and stroke. People with pre-diabetes have blood glucose levels higher than normal but not high enough to establish a diagnosis of diabetes.

        Long-term control of blood glucose is known to limit the risk of developing diabetes-related retinal, renal and neurologic complications. A1C is the most widely used measure of long-term blood glucose control. A1C level is a recognized indicator of an individual's average blood glucose concentrations over the preceding three- to four-month period. Lower A1C levels indicate better average blood glucose control, with values in people without diabetes usually being less than 6%. The ADA suggests that people with diabetes should aim for an A1C value that is lower than 7%. It is estimated that more than half of Americans being treated for diabetes are failing to achieve recommended blood glucose levels and, according to research studies conducted in the United States and abroad, these patients would significantly benefit from improved glycemic control. Additionally, aggressive use of insulin and some oral medications to reduce glucose levels can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there has long been a need to develop new treatment strategies that safely improve glucose control, improve the overall health profile of patients with diabetes and reduce the risk of complications.

        In 2008, findings from various long-term clinical trials, including the 10-year follow up of the UK Prospective Diabetes Study and the "Action to Control Cardiovascular Risk in Diabetes," or ACCORD, trial suggested that it is important to treat patients with less advanced diabetes earlier. These studies also suggest that it is important to lower blood glucose without weight gain, associated cardiovascular risk and hypoglycemia which are often associated with older diabetes therapies. The cardiovascular outcomes of these studies suggest that blood glucose control strategies employing weight conscious therapies will be increasingly valued.

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

        In 2005, we introduced two new treatment options for the management of diabetes, BYETTA and SYMLIN. BYETTA offers patients with inadequate glycemic control the opportunity to better control their blood glucose levels and lose weight. SYMLIN offers patients with inadequate glycemic control using mealtime insulin a treatment option that can both improve glucose control and result in weight loss. These novel first-in-class medicines provide new options in disease management and glucose control to millions of people suffering with diabetes.

Marketed Products

  BYETTA® (exenatide) injection

        BYETTA is the first approved medicine in a new class of compounds called incretin mimetics, or GLP-1 receptor agonists. We began selling BYETTA in the United States in June 2005 as an add-on therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control and who are taking metformin and/or a sulfonylurea, two common oral therapies for type 2 diabetes. In December 2006, the FDA approved an additional use for BYETTA as an add-on therapy to improve glycemic control in people with type 2 diabetes who have not achieved adequate glycemic control by using a TZD. In October 2009, the FDA approved an expanded indication for BYETTA as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes. The type 2 diabetes treatment guidelines of the American Diabetes Association, or ADA, the European Association for the Study of Diabetes, or EASD, and the American Association of Clinical Endocrinologists, or AACE, include the GLP-1 receptor agonist class, which includes BYETTA, as a secondary treatment option for type 2 diabetes patients.

        We estimate the number of people in the United States currently using metformin, sulfonylurea and/or a TZD to be approximately 8.3 million and the number of people using diet and exercise to be approximately 3 million. More than half of all diabetes patients using oral medications are believed to have an A1C higher than the ADA's recommendation of less than 7% and the vast majority of these patients could be candidates for BYETTA.

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

        In August 2008, the FDA updated a prior alert for BYETTA referencing pancreatitis. Prescriptions for BYETTA declined in the second half of 2008 and into 2009. In October 2009, the FDA approved changes to the BYETTA label to incorporate updated safety information, including pancreatitis-related safety language and an expansion of existing language regarding use of BYETTA in patients with renal impairment. We continue to work to better understand the relationship between BYETTA and pancreatitis described in some spontaneously reported cases. In keeping with our focus on patient safety, we continue to pursue our drug safety program that includes thorough investigation of individual spontaneous case reports along with clinical and epidemiologic studies. Within the detection limits of an initial epidemiology study which we provided to the FDA, we have not observed an increased incidence of pancreatitis associated with BYETTA compared to other treatments for diabetes and thus believe a definite causal relationship between BYETTA and pancreatitis has not been proven.

        By the end of 2009, we had a field sales force of approximately 390 individuals who target those doctors that write the majority of BYETTA and SYMLIN prescriptions. Together with the Lilly field organization, our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that physicians understand BYETTA, including its mechanisms of action, potential benefits, identify appropriate patients and provide important use considerations. We have refined our marketing efforts to remind both endocrinologists and primary care physicians of BYETTA's unique benefits of glucose control with weight loss. Primary care physicians write approximately 70% of diabetes prescriptions in the United States. Additionally, we have access to health care plan reimbursement for BYETTA at approximately 80% coverage nationally on tier 2, which requires a relatively low co-payment from patients who are covered under such plans.

        We continue to support initiatives to facilitate the successful initiation of therapy by primary care physicians. This effort includes: increased patient educational material for health care providers to distribute in their offices; a network of approximately 400 diabetes educators to work with physicians and their patients within their local communities; direct support to patients through the BYETTA Easy Start Line, which provides a toll-free number that allows patients to contact trained medical professionals to better understand the benefits of BYETTA therapy and to get assistance starting and using the BYETTA pen; a pharmacy support component partnering with managed care plans designed specifically to assist with patient refills; and an enhanced BYETTA website. We believe this support is helpful to patients who may be on their first injectable therapy and to primary care providers who may be less accustomed to treating patients with an injectable product earlier in the disease cycle and who have fewer resources in their offices.

        Lilly co-promotes BYETTA in the United States with us and has primary responsibility for developing and commercializing BYETTA outside the United States, including any sustained-release formulations such as exenatide once weekly. By the end of 2009 BYETTA was launched in approximately 60 countries worldwide.

  BYETTA Development Activities

        Concurrent with BYETTA's initial approval, the FDA issued an approvable letter for BYETTA when used as a stand-alone therapy (monotherapy) for people with type 2 diabetes. In October 2009, the FDA approved an expanded indication for BYETTA as a first-line, stand-alone therapy along with diet and exercise to improve glycemic control in adults with type 2 diabetes.

        In June 2009, we announced results from a meta-analysis of cardiovascular, or CV, events that showed no increased risk of CV events associated with BYETTA injection use compared to a pooled comparator group treated with either placebo or insulin. This analysis applied the principles that were described in the FDA's guidance for evaluating CV risk in type 2 diabetes agents. In the meta-analysis of 12 completed, randomized, controlled clinical trials of 12-52 weeks, the unadjusted rate at which patients experienced at least one CV event was 2.0 percent for BYETTA and 2.6 percent for the comparator group. The relative risk between BYETTA and the comparator group was 0.69 with a 95 percent confidence interval of 0.46-1.03. To determine if there are favorable cardiovascular effects of exenatide treatment, we and Lilly recently initiated a large cardiovascular outcomes trial with a superiority design that will evaluate the effects of exenatide once weekly on major cardiovascular events, compared to standard of care with traditional antidiabetes medications.

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

        Our SYMLIN marketing is focused on a target physician population of approximately 20,000, with a goal of educating these physicians on SYMLIN, including its mechanisms of action, potential benefits, use considerations and appropriate patient selection for initiating SYMLIN therapy. These physicians write approximately 36% of all insulin prescriptions in the United States. In January 2008, we launched the SymlinPen® 120 and the SymlinPen® 60 pen-injector devices for administering SYMLIN which currently represent nearly 75 percent of all new SYMLIN prescriptions. These pre-filled pen-injector devices feature fixed dosing to improve mealtime glucose control and can be stored at room temperature not to exceed 86 degrees F (30 degrees C) after first use. We continue to educate physicians about the SymlinPen and believe the SymlinPen enables patients to more easily deliver proper dosing than using a vial and syringe and improves the convenience of administering SYMLIN. Since introduction of the SymlinPen in 2008, usage has grown substantially relative to vial and syringe usage, and now represents the majority of sales and prescriptions. By the end of 2010, we will cease manufacturing and distributing the Symlin vial. Our near-term goal for SYMLIN is to grow SYMLIN prescriptions by highlighting how the product addresses the key unmet needs of patients using mealtime insulin.

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

        After 30 weeks of treatment, both exenatide once weekly and BYETTA treatment resulted in an average weight loss of approximately eight pounds. Nearly 90% of subjects in both groups completed the study. There were no major or severe hypoglycemia events regardless of background therapy. As expected, based on prior BYETTA studies, minor hypoglycemia with exenatide once weekly use was limited to subjects using background sulfonylurea therapy. Exenatide once weekly was associated with approximately 30% less nausea than twice-daily BYETTA. Approximately one out of five subjects receiving exenatide once weekly reported treatment-related nausea during the 30-week study. In both groups nausea was predominately mild and transient.

        In June 2008, we announced additional results of our 30-week DURATION-1 study. In addition to showing improvements in A1C, type 2 diabetes patients treated with exenatide once weekly experienced the following effects on several cardiovascular risk factors: a reduction of total cholesterol 11.9 mg/dL from a baseline of 173 mg/dL; a reduction of LDL of 4.9 mg/dL from a baseline 91.6 mg/dL; and a reduction of HDL of 0.9 mg/dL from a baseline of 43.9 mg/dL.

        Also in June 2008, we announced results from a 52-week open-label clinical study that showed the durable efficacy of exenatide once weekly. In this extension of our 30-week DURATION-1 study, patients either remained on exenatide once weekly or switched from BYETTA to exenatide once weekly for an additional 22 weeks. Patients taking exenatide once weekly over the course of one year sustained a similar improvement in glucose control of 2.0% lower A1C and lower fasting plasma glucose from baseline compared to those receiving treatment for 30 weeks who achieved 1.9% lower A1C from baseline.

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

        In May 2009, we submitted an NDA for exenatide once weekly to the FDA. The FDA filed the NDA submission in July 2009 and the application has a ten-month review period. Clinical components of the NDA included results from our DURATION-1 study which tested the superiority of exenatide once weekly as compared to BYETTA and a meta-analysis across controlled clinical studies of three months or greater from the BYETTA database which showed no increased risk of cardiovascular events associated with exenatide use. Components of the NDA submission supporting product manufacturing included analyses of data from patients in our ongoing extension of the DURATION-1 study who used exenatide once weekly produced at our Ohio manufacturing facility to demonstrate comparability of the intended commercial product with that used during development.

        In June 2009, we announced additional long-term, interim results from the DURATION-1 study that showed sustained glucose control with weight loss, as well as improvements in systolic blood pressure and triglycerides, through two years of treatment with exenatide once weekly. In the controlled portion of the open-label study, patients received exenatide once weekly or BYETTA injection for 30 weeks, followed by 74 weeks of treatment with exenatide once weekly for all patients during an open-ended assessment period. Significant reductions in A1C of 1.7 percent and fasting plasma glucose of 40 mg/dL were maintained after two years of treatment. Sixty-five percent of patients achieved an A1C of 7% or less. Body weight was significantly reduced, with patients losing an average of 5.8 pounds. Serum lipid profiles were significantly improved, and there was a significant reduction in systolic blood pressure. Nausea was the most common event during the 30-week treatment period and decreased over time, occurring in 12% of patients during the 74-week assessment period when all patients were receiving exenatide once weekly. No severe hypoglycemia was observed.

        In March 2009, we announced results from DURATION-2, a 26-week clinical study designed to compare exenatide once weekly to maximum doses of sitagliptin and pioglitazone, two commonly prescribed oral diabetes medications, in 491 patients with type 2 diabetes taking stable doses of metformin. After completing 26 weeks of treatment, evaluable patients randomized to exenatide once weekly experienced a statistically significant reduction in A1C of 1.7 percentage points from baseline, compared to a reduction of 1.0 percentage point for sitagliptin and 1.4 percentage points for pioglitazone. Treatment with exenatide once weekly also produced statistically significant differences in weight, with weight loss of 6.2 pounds at 26 weeks, compared with a loss of 1.9 pounds for sitagliptin, and a weight gain of 7.4 pounds for pioglitazone. The most frequently reported adverse events among exenatide once weekly and sitagliptin users were nausea and diarrhea. Upper respiratory tract infection and peripheral edema were the most frequently reported events by patients receiving pioglitazone. There was no major hypoglycemia in any treatment group.

        In July 2009, we announced results from DURATION-3, a clinical trial designed to compare patients randomized to either exenatide once weekly or Lantus (insulin glargine). Patients randomized to exenatide once weekly experienced a statistically significant superior reduction in A1C of 1.5 percentage points from baseline, compared to a reduction of 1.3 percentage points for Lantus after completing 26 weeks of treatment. At the end of the study, patients treated with exenatide once weekly achieved a mean A1C of 6.8% compared with a mean A1C of 7.0% in those treated with Lantus. Treatment with exenatide once weekly also produced significant differences in weight, with a mean weight loss of 5.8 pounds at 26 weeks, compared with a mean weight gain of 3.1 pounds for Lantus. In addition, although patients treated with exenatide once weekly experienced a greater reduction in blood glucose than those treated with Lantus, they also reported significantly fewer episodes of confirmed hypoglycemia. Reported adverse events were upper respiratory infection, including nasopharyngitis, in both treatment arms, as well as gastrointestinal events, including nausea, in the exenatide once weekly treatment group.

        In December 2009, we announced results from DURATION-5, a head-to-head study comparing exenatide once weekly to BYETTA. After 24 weeks of treatment, patients taking exenatide once weekly experienced a statistically superior reduction in A1C of 1.6 percentage points from baseline, compared to a reduction of 0.9 percentage points for BYETTA. Patients treated with exenatide once weekly achieved a mean A1C of 7.1% compared with a mean A1C of 7.7% in those treated with BYETTA. Both treatment groups achieved statistically significant weight loss by the end of the study, with an average loss of 5.1 pounds for patients taking exenatide once weekly and 3.0 pounds for patients taking BYETTA. These findings are consistent with the results of other studies comparing exenatide once weekly with BYETTA. Consistent with previous DURATION trials, the most frequently reported adverse event in both groups was nausea. There were no major hypoglycemic events. Cases of minor hypoglycemia in both groups were limited to patients using background sulfonylurea therapy.

        In the fourth quarter of 2008, we initiated our DURATION-4 superiority trial comparing exenatide once weekly as a stand-alone therapy to metformin, a TZD or a dipeptidyl peptidase type IV (DPP-IV) inhibitor and expect to complete this study in 2010. In early 2010, we also initiated DURATION-6, a superiority trial that will be designed to compare exenatide once weekly with liraglutide and expect to complete this study in 2011.

        Given the positive effects on cardiovascular surrogate outcomes observed with exenatide, the encouraging data from the ACCORD trial, which indicates decreased cardiovascular events with BYETTA, and the current regulatory interest in cardiovascular outcomes, we and Lilly have announced that we intend to initiate in 2010, a large cardiovascular outcomes trial with a superiority design that will evaluate the effects of exenatide once weekly on major cardiovascular events, compared to standard of care with traditional antidiabetes medications. This study will give us the opportunity to demonstrate the effect of exenatide once weekly on cardiovascular outcomes and other end points of interest to our stakeholders. We do not believe this study will be a requirement for exenatide once weekly approval. We expect results from this study to be available in 2016.

        In May 2009, we and Lilly announced an agreement to develop, manufacture and market exenatide once weekly in a dual chamber cartridge pen configuration. We believe this design will enable patients to mix and administer exenatide once weekly from a pre-filled pen device instead of the syringe and vial currently used in clinical trials and planned as our initial launch configuration. We and Lilly are evaluating the pharmacokinetics, tolerability and safety of an exenatide suspension formulation for once weekly and once monthly dosing that would eliminate the need to reconstitute the product prior to use. We are also evaluating non-invasive formulations of exenatide including transdermal and nasal delivery systems.

Obesity

        Obesity is a chronic condition that affects millions of people and is linked to increased health risk of several medical conditions including type 2 diabetes, high blood pressure, heart disease, stroke, osteoarthritis, sleep disorders and several types of cancers. Obesity is also rapidly becoming a major health problem in all industrialized nations and many developing countries. According to NAASO (The Obesity Society), obesity is the second leading cause of preventable death in the United States. It is estimated that 66% of the adult population in the United States is overweight and nearly 60 million adult Americans are considered obese. It is also estimated that the total direct and indirect costs attributed to overweight and obesity health issues exceed $100 billion in the United States each year.

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

        Three molecular franchises are the primary focus of our INTO strategy: amylin and, in particular, pramlintide, its synthetic version (a first generation amylinomimetic); leptin, and in particular, metreleptin, its recombinant version, a protein hormone produced from the fat cell that plays a fundamental role in metabolism; and PYY 3-36, and in particular, a second-generation Y-family analog molecule, that is secreted by the gut and provides a satiety signal in the post-meal period.

        In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our pipeline, including pramlintide/metreleptin combination therapy, which is a compound currently in phase 2 for the treatment of obesity and discussed in more detail below. The agreement also includes additional compounds from our and Takeda's obesity research programs. We will be responsible for executing development activities for potential products through phase 2 for regulatory approval in the United States. Takeda will lead development activities beyond phase 2 in the United States and all development activities outside the United States.

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

  Metreleptin

        Metreleptin is the second compound we are studying in connection with our INTO program. Metreleptin is the recombinant form of human leptin, a naturally occurring protein hormone secreted by fat cells. Leptin plays a key role in metabolism through multiple metabolic actions and appears to act primarily at the level of the hypothalamus to regulate food intake and energy expenditure. Leptin's roles in the treatment of obesity and lipodystrophy have been extensively studied, and the lead molecules have a strong safety profile. Humans suffering from lipodystrophy, a disease characterized by loss of body fat and consequent metabolic disorders (insulin resistance, hyperglycemia, and dyslipidemia), are rendered incapable of secreting sufficient amounts of leptin due to the loss of fat cell mass. We plan to file an NDA with the FDA for the treatment of lipodystrophy with leptin in 2010.

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

  PYY 3-36

        Y-family agonists (such as PYY 3-36) are a third compound we are studying in connection with our INTO program. We are developing second generation Y-family mimetics that could be more potent and efficacious as drug candidates, but have been utilizing the native form of PYY 3-36 for the investigation of potential treatments of obesity. Independent researchers have reported a reduction in food intake in humans using PYY 3-36. In November 2007, we announced data from a 14-day safety and tolerability Phase 1 clinical trial showing that PYY 3-36 when used in combination with pramlintide was well-tolerated. We also announced that this combination was well-tolerated with dose escalation. We intend to focus our future development of the second generation Y-family mimetic either alone or in combination with a second generation amylinomimetic.

  Pramlintide-Metreleptin Combination Product Candidate

        In November 2007, we announced results from a 24-week proof-of-concept study with pramlintide and metreleptin combination treatment in overweight or obese subjects. At the end of the study, the combination treatment reduced body weight on average 12.7%, significantly more than treatment with pramlintide alone (8.4%). Subjects treated with pramlintide/metreleptin lost an average of 25 pounds from the beginning of the study compared with an average of 17 pounds for subjects treated with pramlintide alone. Subjects receiving pramlintide/metreleptin continued to lose weight through the end of the study compared to those treated with pramlintide alone, whose weight loss had stabilized towards the end of the study. At the beginning of the study, the average weight of study participants was approximately 205 pounds. Consistent with previous clinical experience with pramlintide/metreleptin as single agents, the most common side effects seen with combination treatment were injection site adverse events and nausea, which were mostly mild to moderate and transient in nature.

        In July 2009, we announced results from a 28-week dose-ranging study of pramlintide/metreleptin combination treatment in overweight and obese patients. This phase 2 study characterized patients who responded best to treatment and also provided important information to inform dose selection. At 28 weeks, evaluable patients with a BMI less than 35 kg/m2 and treated with the highest pramilintide/metreleptin doses experienced significantly more weight loss on average (11% weight loss; 22 pounds) than those receiving placebo (1.8% weight loss; 4 pounds) or either agent alone (approximately 5% weight loss; 10 pounds). Consistent with the physiologic role of leptin in regulating body fat, the weight loss in these patients was predominantly due to a reduction in fat mass (approximately 18 of the 22 pounds lost).

        In February 2010, we and Takeda announced that, based on positive results from a 52-week extension of this study, the pramlintide/metreleptin combination treatment for obesity will advance toward phase 3 development. Results from the 52-week extension showed the pramlintide/metreleptin combination met the key target criteria of sustained, double-digit weight loss without evidence of cardiovascular or neuropsychiatric safety signals. Patients treated with placebo during the 52-week extension regained almost all of their weight. Consistent with the results at 28 weeks, the most robust efficacy was seen in patients with a BMI less than 35 kg/m2.

        The combination therapy was well tolerated at 52 weeks, and no cardiovascular or neuropsychiatric (such as anxiety or depression) safety signals were observed. Consistent with previous clinical experience, the most common side effects seen at 28 weeks were injection site adverse events and nausea, which were mostly mild or moderate and transient in nature. The occurrence of these side effects was much lower during the extension phase of the study.

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

        We currently have approximately 370 full-time employees dedicated to our research and development activities. In the years ended December 31, 2009, 2008 and 2007, we incurred research and development expense of $185.1 million, $222.6 million and $216.3 million, respectively.

Strategic Relationships

  Lilly Exenatide Collaboration

        We entered into a collaboration agreement with Lilly in 2002 for the global development and commercialization of exenatide, including the twice-daily version, BYETTA, and sustained-release formulations, such as exenatide once weekly. Under the terms of the agreement, Lilly made initial payments to us, and purchased approximately 1.6 million shares of our common stock. In addition, Lilly has made milestone payments to us upon the achievement of development milestones for BYETTA and exenatide once weekly and commercial milestones for BYETTA. Lilly is also obligated to make additional future commercial milestone payments to us of up to $80 million contingent upon the commercial launch of exenatide, including BYETTA in Japan and exenatide once weekly in the U.S., Europe and Japan. Under our co-promotion arrangement with Lilly, the parties use approximately equal efforts to co-promote BYETTA within the United States and have agreed to use approximately equal efforts to co-promote sustained-release formulations of exenatide within the United States. Lilly is responsible for commercialization efforts outside the United States. We share exenatide United States development and commercialization costs with Lilly equally and we pay Lilly 50% of the operating profits from the sale of products in the United States. Our collaboration agreement may be terminated by Lilly at any time on one years' notice.

        In late 2006, BYETTA was approved in the EU and, by the end of 2009, was commercially launched in approximately 60 countries worldwide. Lilly will pay us tiered royalties based upon the annual gross margin for all exenatide product sales, including any sustained-release formulations, outside of the United States. Royalty payments for exenatide product sales outside the United States will commence after a one-time cumulative gross margin threshold has been met. Lilly is responsible for 100% of the costs related to development of BYETTA and exenatide once weekly for sale outside of the United States. Lilly is also responsible for 100% of the costs related to commercialization of all exenatide products for sale outside the United States. We record all United States BYETTA product revenues and Lilly records all BYETTA product revenues from outside the United States.

        In October 2008, we entered into an Exenatide Once Weekly Supply Agreement with Lilly pursuant to which we will supply commercial quantities of exenatide once weekly for sale in the United States, if approved by the FDA. In addition, if Lilly receives approval to market the product in jurisdictions outside the Unites States, we will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions. We have also entered into a loan agreement with Lilly pursuant to which Lilly will make a $165 million unsecured line of credit available to us that we can draw upon from time to time, at our option, until June 30, 2011, with maturity no later than June 30, 2014.

        In April 2009, we and Lilly amended our collaboration agreement to clarify allocation and reimbursement procedures of certain shared expenses under the agreement. We also agreed to adopt a set of guidelines to govern the working relationship of an integrated medical, development and commercial team for exenatide comprised of Amylin and Lilly employees to be located in San Diego, referred to as Exenatide One.

        In May 2009, we and Lilly entered into a cost allocation agreement which amended the exenatide development and commercialization cost-sharing provisions contained in our collaboration agreement. Under the terms of the cost allocation agreement, Lilly will be responsible for 53% of shared exenatide global development and commercialization expenses that generate utility in the United States and outside the United States, including global manufacturing development expenses. We will be responsible for 47% of these expenses. Lilly will also assume 100% of all exenatide development expenses that generate utility predominately outside the United States. Under the previous cost-sharing arrangement, Amylin was responsible for 20% of these expenses. The royalty structure for exenatide revenues generated outside the United States was also modified to reflect Lilly's revised expense burden, with a reduction in Lilly's royalty payments to us. Under the cost allocation agreement, we and Lilly will continue to share equally all exenatide development and commercialization expenses that generate utility predominately in the United States.

        In May 2009, we and Lilly entered into a joint supply agreement for an exenatide once weekly pen device. In connection with our collaboration agreement, we and Lilly have agreed to develop a dual chamber cartridge pen configuration for the delivery of exenatide once weekly. The exenatide once weekly pen will be manufactured at our Ohio manufacturing facility. Under the terms of the supply agreement, the initial cost of the capital investment will be allocated 60% to Lilly and 40% to us and the development costs of the pen will be allocated 53% to Lilly and 47% to us.

  Takeda Obesity Collaboration

        In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our pipeline, including pramlintide/metreleptin combination treatment. The agreement also includes additional compounds from our and Takeda's obesity research programs. Takeda will be responsible for commercializing the products in and outside the United States and will be responsible for all commercialization costs associated with the products.

        We received a one-time up-front payment of $75 million from Takeda upon entering into the agreement and we are eligible to receive additional payments upon achieving certain development, commercialization and sales-based milestones. The agreement also provides for future tiered, double-digit royalty payments to us based on global product sales. We will be responsible for executing development activities for potential products through phase 2 for regulatory approval in the United States. Takeda will lead development activities beyond phase 2 in the United States and all development activities outside the United States. Generally, we will be responsible for 20% of the development costs associated with obtaining approval for products in the United States and Takeda will be responsible for 80% of such United States development costs. Takeda will also be responsible for 100% of development costs associated with obtaining approval for products outside the United States.

  Early Stage Strategic Collaborations

        In addition to Lilly and Takeda, we have established strategic relationships with other companies and we continue to assess additional opportunities for strategic relationships or in-licensing opportunities. For example, we formed a joint venture with PsychoGenics, Inc. called Psylin Neurosciences, Inc., or Psylin, a company focused on the discovery and development of peptide hormones for treatment of psychiatric disorders. In the second quarter of 2009, Psylin announced that it had initiated development of a novel compound for the treatment of depression. In September 2009, we announced that we entered into an exclusive agreement with Biocon, Limited, or Biocon, to jointly develop, manufacture and commercialize a novel peptide therapeutic for the potential treatment of diabetes. We will share development costs with Biocon on a specific program that came from our "Phybrid" technology platform. A Phybrid is a peptide hybrid molecule that combines the pharmacological effects of two peptide hormones into a single molecular entity. Under the terms of the agreement, we will provide expertise in peptide hormone development, particularly in the area of phybrid technology, as well as metabolic disease therapeutics. Biocon will use its expertise in recombinant microbial expression to manufacture the compound and also leverage its experience in preclinical and clinical development of diabetes products.

Sales, Marketing and Distribution

        We have built a sales and marketing organization that focuses on healthcare providers, managed healthcare organizations, wholesalers and pharmacies, government purchasers and other third-party payors. Our field organization also includes our managed care organization. Lilly co-promotes BYETTA in the United States.

        In May 2009, we announced a new sales approach within the diabetes market and merged our then-existing primary care and specialty sales forces into a single organization that brings a specialty approach to endocrinologists and diabetes-focused primary care physicians. This new sales force, comprised of approximately 390 people, is focused on targeting those doctors that write the majority of prescriptions for branded diabetes therapies. Our field force calls on endocrinologists and other physicians who have large diabetes care practices and other healthcare professionals who support their practices. Members of our sales and marketing team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products.

        We utilize common pharmaceutical company practices to market our products. We call on individual physicians and other healthcare professionals and other organizations and individuals involved in the prescribing, purchasing and/or distributing of human medicines. We also provide professional symposia through our extensive medical education programs. Our medical education events are conducted live, via satellite or telephone and through web-based, interactive programs. We will continue to focus on medical education efforts for both BYETTA and SYMLIN through thousands of programs across the United States organized by our medical affairs and external professional education organizations. We train physicians and other healthcare professionals as speakers, so that they can in turn teach their peers about how best to incorporate BYETTA or SYMLIN into their patients' diabetes treatment regimens.

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

  BYETTA Manufacturing

        We obtain exenatide, the active ingredient contained in BYETTA, from Bachem, Inc., or Bachem, and Mallinckrodt, Inc., or Mallinckrodt, pursuant to agreements with each company. We have agreements with Wockhardt UK (Holdings) Ltd., or Wockhardt, and Baxter Pharmaceutical Solutions LLC, a subsidiary of Baxter, Inc., or Baxter, to supply us the dosage form of exenatide in cartridges. We have an agreement with Lilly to supply pens for delivery of BYETTA in cartridges.

  SYMLIN Manufacturing

        We obtain pramlintide acetate, the active ingredient contained in SYMLIN, from Bachem and Lonza Ltd., or Lonza, pursuant to agreements with each company. We have a contract with Baxter for the dosage form of SYMLIN in vials. We also have an agreement with Wockhardt for the dosage form of SYMLIN in cartridges. We have an agreement with Ypsomed AG to supply pen components for the delivery of SYMLIN in cartridges. We also have an agreement with Sharp Corporation for the assembly of the SYMLIN pen components and cartridges.

  Exenatide Once Weekly Manufacturing

        Under the terms of our development and license agreement with Alkermes, we are responsible for manufacturing the dosing formulation of exenatide once weekly for commercial sale and will pay Alkermes milestone payments upon achievement of development milestones and royalties ranging in the mid single digits on sales of exenatide once weekly. To date, we have paid an aggregate of $6 million, and issued warrants to purchase 75,000 shares of our common stock, as development milestone payments to Alkermes under the agreement. If all future milestones are achieved, we may be obligated to pay Alkermes an aggregate of $14 million in additional milestone payments. Alkermes has transferred to us its technology for manufacturing exenatide once weekly and is supplying us with the polymer materials required for the commercial manufacture of exenatide once weekly. The development and license agreement terminates on the later of 10 years from first commercial sale of product under the agreement or the expiration or invalidation of certain Alkermes patents covering such products. In addition, we can terminate the agreement at will upon 180 days written notice to Alkermes, and Alkermes can terminate the agreement pursuant to standard bankruptcy and liquidation provisions. Both parties can terminate the agreement pursuant to uncured material breach of contract terms.

        We obtain bulk exenatide, the active ingredient in exenatide once weekly, from Lonza and Mallinckrodt and we obtain pre-filled diluent syringes for exenatide once weekly from Vetter Pharma-Fertigung GmbH & Co. KG pursuant to long-term agreements with each company. We have built and are operating a facility in West Chester, Ohio to manufacture exenatide once weekly. The FDA has inspected this facility for the manufacturing of exenatide once weekly and has made a number of observations which we believe are addressable.

Competition

        The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to the products in our portfolio. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb Company, GlaxoSmithKline, Lilly, Merck & Co., Novartis AG, Pfizer, Sanofi-Aventis, Roche and Takeda are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is probable that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase. Recently, Novo Nordisk obtained approval of a GLP-1 receptor agonist to treat type 2 diabetes that it intends to launch this year. Many of these companies and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete. For example, all of our current drug products are injectable, and may have to compete with therapies that do not require injection. We cannot be certain that we will be able to compete successfully.

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

  •
  TZDs;

  •
  glinides;

  •
  DPP-IV inhibitors;

  •
  incretin mimetics/GLP-1 receptor agonists;

  •
  insulin sensitizers, including PPARs;

  •
  alpha-glucosidase inhibitors; and

  •
  sodium-glucose transporter-2 (SGLT-2) inhibitors.

        There is substantial competition in the discovery and development of treatments for obesity, as well as emerging prescription and over-the-counter treatments for this condition. Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery. Hoffmann-LaRoche and Abbott Laboratories already market oral medicines for the treatment of obesity. Glaxo Smith Kline now markets "over the counter" a former prescription product (orlistat-Alli) for treatment of obesity. In addition, a number of other pharmaceutical companies are developing new potential therapeutics and there have been two recent NDA filings for therapeutic agents to treat obesity.

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

        We may obtain patents for our compounds many years before we obtain marketing approval for them. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions to compensate in part for delays in obtaining marketing approval. For example, in the United States a patent term extension of 1,586 days has been granted for SYMLIN, resulting in a patent expiration date of March 16, 2019, and a patent term extension of 1,287 days has been granted for BYETTA, resulting in a patent expiration date of December 1, 2016. Similar patent term extensions may be available for other products that we are developing, but we cannot be certain we will obtain them.

        Included within our exenatide patent portfolio are issued patents for:

  •
  pharmaceutical compositions containing exenatide;

  •
  modulating gastric emptying;

  •
  inhibiting glucagon secretion;

  •
  stimulating insulin release; and

  •
  reducing food intake.

        These patents expire between 2016 and 2020. We do not have a composition of matter patent for the exenatide molecule.

        Included within our pramlintide patent portfolio are issued patents for:

  •
  pramlintide and other amylin agonist analogues invented by our researchers;

  •
  amylin agonist pharmaceutical compositions, including compositions containing pramlintide; and

  •
  methods for treating diabetes and related conditions using amylin agonists.

        These patents expire between 2011 and 2019.

        Our SYMLIN and BYETTA products are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which provides data exclusivity for a certain period of time. Beginning one year before expiration of the data exclusivity period, the Hatch-Waxman Act allows generic manufacturers to file Abbreviated New Drug Applications, or ANDAs, requesting the FDA's approval of generic versions of previously-approved products. For example, generic pharmaceutical manufacturers could file an ANDA for SYMLIN as of March 2009 and for BYETTA as of April 2009. If an ANDA is filed for one of our approved products prior to expiration of the patents covering those products, it could result in our initiating patent infringement litigation to enforce our rights.

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

Employees

        As of December 31, 2009, we had approximately 1,500 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Executive Officers

        The names of our executive officers and certain information about them as of February 15, 2010 are set forth below:

Name	Age	Position
Daniel M. Bradbury	48	President, Chief Executive Officer and Director
Mark G. Foletta	49	Senior Vice President, Finance and Chief Financial Officer
Mark J. Gergen	47	Senior Vice President, Corporate Development
Orville G. Kolterman, M.D.	62	Senior Vice President, Research and Development
Marcea Bland Lloyd	61	Senior Vice President, Government and Corporate Affairs, and General Counsel
Roger Marchetti	51	Senior Vice President, Human Resources and Information Management
Paul G. Marshall	50	Senior Vice President, Operations
Vincent P. Mihalik	59	Senior Vice President, Sales and Marketing and Chief Commercial Officer
Lloyd A. Rowland	53	Vice President, Governance and Compliance, and Corporate Secretary

        Mr. Bradbury has been our Chief Executive Officer since March 2007, serving as President since June 2006 and as Chief Operating Officer since June 2003. He has served as a director since June 2006 and serves on the Finance Committee. He previously served as Executive Vice President from June 2000 until June 2003. He joined Amylin in 1994 and has held officer-level positions in Corporate Development and Marketing during that time. Prior to joining Amylin, Mr. Bradbury spent ten years at SmithKline Beecham Pharmaceuticals, where he held a number of sales and marketing positions. He is a member of the board of directors of Illumina, Inc. He also serves on the RAND Health Board of Advisors and as a board member for PhRMA, BIOCOM, the Keck Graduate Institute's Board of Trustees and the San Diego Regional Economic Development Corporation. Mr. Bradbury is a member of the Royal Pharmaceutical Society of Great Britain and serves on the UCSD Rady School of Management's Advisory Council and the University of Miami's Innovation Corporate Advisory Council. He received a Bachelor of Pharmacy from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education.

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

        Mr. Gergen has served as Senior Vice President, Corporate Development since August 2006 and previously served as Vice President of Business Development from May 2005 to August 2006. Prior to joining us, Mr. Gergen was an independent consultant to biotech and medical technology companies for strategy, financing and corporate development. From 2003 to 2005, Mr. Gergen was Executive Vice President at CardioNet, Inc. He held various positions at Advanced Tissue Sciences, Inc. from 2000 to 2003 most recently as Chief Restructuring Officer and Acting CEO. He also served as Senior Vice President, Chief Financial and Development Officer, and Vice President, Development, General Counsel and Secretary. From 1999 to 2000, Mr. Gergen was employed at Premier, Inc. and from 1994 to 1999 he held various positions with Medtronic, Inc. From 1990 to 1994 he held various legal and corporate development positions at Jostens, Inc. and from 1986 to 1990, he practiced law at various law firms. Mr. Gergen serves on the Board of Directors of a privately held company. Mr. Gergen received a B.A. in Administration from Minot State University and a J.D. from the University of Minnesota Law School.

        Dr. Kolterman has served as Senior Vice President, Research and Development since June 2008 and previously served as Senior Vice President, Development from March 2008 to May 2008. He also served as Senior Vice President, Clinical and Regulatory Affairs from August 2005 to March 2008, Senior Vice President, Clinical Affairs from February 1997 to August 2005, Vice President, Medical Affairs from 1993 to 1997, and Director, Medical Affairs from 1992 to 1993. From 1983 to 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989, he has been Adjunct Professor of Medicine at the University of California, San Diego. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the Diabetes Control and Complications Trial Study Group and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study. He is also a past-president of the California Affiliate of the American Diabetes Association. Dr. Kolterman received his M.D. from Stanford University School of Medicine.

        Ms. Lloyd has served as our Senior Vice President, Government & Corporate Affairs and General Counsel since June 2008 and Senior Vice President, Legal and Corporate Affairs, and General Counsel since February 2007. Prior to joining us, Ms. Lloyd served as Group Senior Vice President, Chief Administrative Officer, General Counsel and Secretary of VHA Inc. from November 2004 to February 2007. Previously, she served as VHA's General Counsel and Secretary from May 1999 to November 2004. From 1993 to April 1999, Ms. Lloyd was Vice President and Assistant General Counsel of Medtronic Inc. and served as Medtronic's Assistant General Counsel from 1991 to 1993. From 1978 to 1991, Ms. Lloyd held various legal positions with Medtronic. Prior to joining Medtronic, Ms. Lloyd served as counsel to Pillsbury Company and Montgomery Ward & Co. and she taught Business Law at the University of Minnesota Business School. Ms. Lloyd is immediate past Chairperson of the Executive Leadership Foundation, a member of the board of directors for California Healthcare Institute and is an associate of the Women Business Leaders of the United States Health Care Industry Foundation. She received a B.S./B.A. from Knox College and a J.D. from Northwestern University.

        Mr. Marchetti has served as our Senior Vice President, Human Resources and Information Management since July 2007 and previously served as Senior Vice President, Human Resources and Corporate Services from October 2005 to July 2007. Prior to joining us, he served as Vice President, Human Resources for Guidant Corporation from July 2002 to October 2005. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human

Resources for Guidant's Vascular Intervention group, and served as Guidant's Corporate Controller and Chief Accounting Officer from 1994 to 1999. He joined Eli Lilly and Company's Medical Devices and Diagnostics division in 1988. In 1992, he became Financial Manager of Lilly's pharmaceutical manufacturing operations in Indianapolis. From 1980 to 1986, he was with Touche Ross & Co. (currently Deloitte). He received a B.S. from LaSalle University in Philadelphia and his M.B.A. from the Ross School of Business at the University of Michigan. He is a Certified Public Accountant.

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

        Mr. Mihalik has served as Senior Vice President, Sales and Marketing and Chief Commercial Officer since January 2009. Mr. Mihalik has over 30 years of experience across multiple commercial roles. Before joining us, Mr. Mihalik served as Vice President of Global Brand Development Diabetes and Endocrine Platform Team Leader for Lilly since 2004. Previously, he was Business Unit Head of Diabetes Care for Lilly U.S. from 2001 to 2004. From 1990 to 2001 he served in various senior management positions at other healthcare companies including Senior Vice President and General Manager for Lab Systems and Molecular Biochemical at Roche Diagnostics Corporation, President, Diabetes Care North America at Boehringer Mannheim Group and President, Scientific Products Biomedical and General Manager, Pandex Diagnostic Research and Development Center for Baxter Healthcare Inc. He has a B.S. degree in Biology from The Pennsylvania State University and completed the Northwestern University Masters in Management-Executive Program.

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

        We have experienced significant operating losses since our inception in 1987, including losses of $186.2 million in 2009, $321.9 million in 2008 and $216.5 million in 2007. As of December 31, 2009, we had an accumulated deficit of approximately $1.9 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders' equity and working capital. Even if we become profitable, we may not remain profitable.

         We began selling, marketing and distributing our first products, BYETTA and SYMLIN, in 2005 and we will depend heavily on the success of those products and, if approved, exenatide once weekly, in the marketplace.

        Prior to the launch of BYETTA and SYMLIN in 2005, we had never sold or marketed our own products. Our ability to generate product revenue for the next few years will depend solely on the success of these products and, if approved, exenatide once weekly. The ability of BYETTA, SYMLIN and, if approved, exenatide once weekly to generate revenue at the levels we expect will depend on many factors, including the following:

  •
  the ability of patients in the current uncertain economic climate to be able to afford our medications or obtain health care coverage that covers our products;

  •
  our ability to obtain approval for exenatide once weekly and the timing of the commercial launch of exenatide once weekly, if approved;

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

        Our manufacturers have produced BYETTA and SYMLIN for commercial use for approximately five years, however, unforeseeable risks related to environmental, economic, technical or other issues may be encountered as we, together with our manufacturers, continue to develop familiarity and experience with regard to manufacturing our products. Furthermore, we and the other manufacturers used for our drug candidates may not be able to produce supplies in commercial quantities if our drug candidates are approved. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. Therefore, we may not be able to obtain necessary supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

        In order to manufacture exenatide once weekly on a commercial scale we must complete final validation of the manufacturing process and obtain approval for our manufacturing facility from the FDA. We have never established, validated, and operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. The FDA has inspected our manufacturing facility and has made a number of observations which we believe are addressable. However, we cannot be assured that these observations will be adequately addressed in a timely manner or at all. Although we are working diligently to qualify the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale. If we are unable to demonstrate comparability of product, we may not be able to commercially launch exenatide once weekly in a timely manner or at all. In addition, we are dependent on Alkermes to supply us with commercial quantities of the polymer required to manufacture exenatide once weekly. We also will need to obtain sufficient supplies of diluent, solvents, devices, packaging and other components necessary for commercial manufacture of exenatide once weekly. If exenatide once weekly is approved, we will be dependent upon Mallinckrodt and Lonza to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in exenatide once weekly, and upon single suppliers to produce components for packaging exenatide once weekly.

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

        There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis, Roche and Takeda, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase. Many of our competitors have substantially greater financial, technical, sales force, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Furthermore, now that we have received FDA approval for BYETTA and SYMLIN, we may also be competing against other companies with respect to our manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

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
  incretin/GLP-1 receptor agonists;

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

  •
  our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to BYETTA, exenatide once weekly, nasal exenatide or transdermal exenatide; or

  •
  serious side effects experienced by study participants relating to a drug candidate.

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

        In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of exenatide once weekly or the commercialization of BYETTA, or if Lilly's efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and exenatide once weekly outside the United States. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon twelve months' notice. If Lilly ceased funding and/or developing and commercializing BYETTA or exenatide once weekly, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. If Lilly does not successfully commercialize BYETTA outside the United States, we may receive limited or no revenues from them. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing exenatide once weekly. If Alkermes' technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

        Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully challenge or circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. For example, our SYMLIN and BYETTA products are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the "Hatch-Waxman Act," which provides data exclusivity for a certain period of time. Beginning one year before expiration of the data exclusivity period, the Hatch-Waxman Act allows generic manufacturers to file Abbreviated New Drug Applications, or ANDAs, requesting the FDA's approval of generic versions of previously-approved products. For example, generic pharmaceutical manufacturers could file an ANDA for SYMLIN as of March 2009 and for BYETTA as of April 2009. If an ANDA is filed for one of our approved products prior to expiration of the patents covering those products, it could result in our initiating patent infringement litigation to enforce our rights. We can provide no assurances that we would prevail in such an action or in any challenge related to our patent rights.

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

         We may be unable to obtain regulatory clearance to market our drug candidates, including exenatide once weekly, in the United States or foreign countries on a timely basis, or at all.

        Our drug candidates, including exenatide once weekly, are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. Regulatory authorities may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. Regulatory authorities may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, and expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Unexpected changes to the FDA or foreign regulatory approval process could also delay or prevent the approval of our drug candidates.

        The data collected from our clinical trials may not be sufficient to support approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA's or any foreign regulatory authority's response is delayed or not favorable for any of our drug candidates, including exenatide once weekly, our stock price could decline significantly.

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

        We intend to use our available cash for:

  •
  Commercialization of BYETTA and SYMLIN and, if approved, the launch and commercialization of exenatide once weekly;

  •
  Establishment of additional manufacturing sources, including our Ohio manufacturing facility;

  •
  Development of exenatide once weekly and other pipeline candidates;

  •
  Executing our INTO strategy;

  •
  Our other research and development activities;

  •
  Other operating expenses;

  •
  Potential acquisitions or investments in complementary technologies or businesses; and

  •
  Other general corporate purposes.

        We may also be required to use our cash to pay principal and interest on outstanding debt, including a term loan with a current balance of approximately $93.8 million due in 2010, referred to as the Term Loan, and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011, referred to as the 2004 Notes, and $575 million is due in 2014, referred to as the 2007 Notes.

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

        Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals. We are currently involved in fifty-three product liability cases which have been brought by individuals who have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance coverage. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

        With respect to our obesity product candidates, we will generally be dependent upon Takeda for development activities beyond phase 2 for approval in the United States and all development activities outside the United States. We will also be dependent upon Takeda for commercializing approved products that result from our co-development activities, if any, in and outside the United States. If Takeda were to terminate our collaboration with them, we would likely need to find a third party collaborator to continue developing our obesity program, which we may be unable to do.

        We may not be able to enter into marketing and distribution arrangements or find a corporate partner for SYMLIN or our other drug candidates as we deem necessary. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of our drug candidates as we deem necessary, we may not be able to successfully perform these marketing or distribution activities. Moreover, any new marketer or distributor or corporate partner for our drug candidates, including Lilly and Takeda, with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

         We have a significant amount of indebtedness. We may not be able to make payments on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our operations.

        In April 2004, we issued $200 million of the 2004 Notes and in June 2007, we issued $575 million of the 2007 Notes. In December 2007, we entered into the $125 million Term Loan, of which $93.8 million is currently outstanding and due in 2010. Our ability to make payments on our debt, including the 2004 and 2007 Notes and the Term Loan, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During four of the last five years, our operating cash flows were negative and insufficient to cover our fixed costs. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2004 and 2007 Notes and the Term Loan, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce or defer our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

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

        As of December 31, 2009, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 48% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

        The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the quarterly operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2008, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2010
First Quarter (through February 16, 2010)	$19.99	$14.13
Year ending December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89
Year ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75

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

  •
  clinical study results;

  •
  determinations by regulatory authorities with respect to our drug candidates, including exenatide once weekly;

  •
  our ability to validate our Ohio manufacturing facility and the commercial manufacturing process for exenatide once weekly;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2009, we had leases for approximately 647,000 square feet of office and laboratory space. Our leases on a majority of these properties expire between 2015 and 2019. We have also entered into short-term leases and other agreements for small offices in Beachwood, Ohio, Laguna Niguel, California and Washington, D.C.

        Our wholly-owned subsidiary, Amylin Ohio LLC, owns two buildings and 44.4 acres of land in West Chester, Ohio. The buildings, once built out for the manufacture of exenatide once weekly, will have approximately 565,000 square feet of manufacturing and office space.

Item 3.    Legal Proceedings

        From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. Since August 2008, we and Lilly have been named as defendants in 55 separate product liability cases involving approximately 340 plaintiffs in various courts in the United States. These cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a "coordinated proceeding" for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff's counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The NASDAQ Global Market under the symbol "AMLN." The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on The NASDAQ Global Market:

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89
Year Ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75

        The last reported sale price of our common stock on The NASDAQ Global Market on February 16, 2010 was $18.15. As of February 16, 2010, there were approximately 605 shareholders of record of our common stock.

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

	Years Ended December 31
	2009	2008	2007	2006	2005
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Net product sales	$753,993	$765,342	$701,450	$474,038	$86,713
Revenues under collaborative agreements(1)	4,426	4,286	19,286	4,286	39,285

Total revenues	758,419	769,628	720,736	478,324	125,998
Costs and expenses:
Cost of goods sold	82,999	91,596	65,457	50,073	14,784
Selling, general and administrative(3)	343,864	395,112	390,982	281,950	171,520
Research and development(1)(4)	185,062	222,614	216,339	189,502	117,652
Collaborative profit-sharing	302,861	302,600	290,934	194,191	31,359
Restructuring(5)	16,980	54,926	—	—	—

Total costs and expenses	931,766	1,066,848	963,712	715,716	335,315
Make-whole payment on debt redemption	—	—	—	(7,875)	—
Net interest and other (expense) income(2)	(11,532)	(9,778)	26,490	26,411	2,485
Loss on impairment of investments	(1,377)	(14,943)	—	—	—

Net loss	(186,256)	(321,941)	(216,486)	(218,856)	(206,832)

Net loss per share—basic and diluted	$(1.32)	$(2.35)	$(1.63)	$(1.78)	$(1.96)

Shares used in calculating net loss per share—basic and diluted	140,702	137,006	132,621	122,647	105,532
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$667,769	$816,838	$1,130,415	$767,331	$443,423
Working capital	$541,313	$722,290	$1,049,024	$702,930	$415,134
Total assets	$1,726,419	$1,727,053	$1,774,430	$1,060,386	$566,962
Long-term obligations, excluding current portion(2)	$938,516	$893,998	$759,388	$221,208	$399,112
Accumulated deficit(2)	$(1,947,867)	$(1,761,611)	$(1,439,670)	$(1,223,184)	$(1,004,328)
Total stockholders' equity(2)	$422,534	$519,277	$727,757	$635,291	$69,264

(1)
The selected financial data presented herein have been revised to conform to the current presentation with regard to our change in method of accounting for reimbursed research and development costs under collaborative arrangements, as described in Note 1-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements presented beginning with page F-6. Accordingly, previously reported revenues under collaborative arrangements and research and development expense have been reduced by $70.5 million, $60.3 million, $32.5 million and $14.5 million for each of the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(2)
Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (see Note 1 of the Notes to Consolidated Financial Statements). Specifically, net interest and other income (expense) and accumulated deficit for the years ended December 31, 2008 and 2007 have been increased by $6.5 million and $5.4 million, respectively; long-term obligations, excluding current portion for the years ended December 31, 2008 and 2007 was reduced by $154.0 million and $174.7 million, respectively and total stockholders' equity was increased by $168.4 million and $174.9 million for the years ended December 31, 2008 and 2007, respectively.

(3)
Selling, general and administrative expenses for the years ended December 31, 2009, 2008, 2007 and 2006 include approximately $28.4 million, $34.0 million, $35.4 million and $29.0 million, respectively, of employee stock-based compensation expense under the fair value method of accounting for stock-based compensation arrangements.

(4)
Research and development expenses for the years ended December 31, 2009, 2008, 2007 and 2006 include approximately $15.4 million, $21.1 million, $23.6 million and $22.9 million, respectively, of employee stock-based compensation expense under the fair value method of accounting for stock-based compensation arrangements.

(5)
Restructuring charge for the years ended December 31, 2009 and 2008 included $0 and $0.8 million of employee stock-based compensation expense under the fair value method of accounting for stock-based compensation arrangements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, BYETTA and SYMLIN and we are currently seeking approval for exenatide once weekly, an investigational sustained-release medication for type 2 diabetes that is administered only once a week.

        In 2009, we executed on key opportunities for the company including:

  •
  gaining approval for an expanded indication of BYETTA as a first-line, stand alone medication (monotherapy) along with diet and exercise;

  •
  finalized BYETTA label updates;

  •
  submitted an NDA, for exenatide once weekly and executed our DURATION clinical program designed to demonstrate superiority of exenatide once weekly compared to other diabetes medications;

  •
  completed two obesity clinical trials and entered into a collaboration to develop obesity therapies with Takeda; and

  •
  improved our operating results and believe we are on track to achieve our stated goal of becoming operating cash flow positive on a sustainable basis by the end of 2010 and achieving operating profitability by the end of 2011.

        BYETTA is the first approved medicine in a class of compounds called GLP-1 receptor agonists. In October 2009, the FDA approved an expanded indication to include BYETTA as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes and changes to the BYETTA label to incorporate updated safety language. Previously BYETTA was approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a TZD, three common oral therapies for type 2 diabetes. We believe the expanded monotherapy indication and label update present new opportunities for the BYETTA brand. Net product sales of BYETTA were $667.6 million in 2009, $678.5 million in 2008 and $636.0 million in 2007.

        We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as exenatide once weekly. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us, and Lilly will pay us royalties for product sales outside of the United States. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide such as exenatide once weekly. By the end of 2009, BYETTA was commercially launched in approximately 60 countries worldwide.

        SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who is treated with mealtime insulin but who have not achieved adequate glycemic control. We own 100% of the global rights to SYMLIN and in 2010 we plan to explore partnering SYMLIN outside of the United States. Net product sales of SYMLIN were $86.4 million in 2009, $86.8 million in 2008 and $65.5 million in 2007.

        We have a field force of approximately 390 people dedicated to marketing BYETTA and SYMLIN in the United States. Our field force includes our specialty sales force and our managed care organization. Lilly co-promotes BYETTA in the United States. In May 2009, we announced a restructuring of our sales force, a new sales approach within the diabetes market and merged our then-existing primary care and specialty sales forces into a single organization that brings a specialty approach to endocrinologists and diabetes-focused primary care physicians. This new sales force is focused on targeting those doctors that write the majority of prescriptions for branded diabetes therapies. The restructuring of our sales force reduced our total number of sales representatives by approximately 200.

        In addition to our marketed products, we are working with Lilly and Alkermes to develop exenatide once weekly. In May 2009, we announced that we submitted an NDA for exenatide once weekly to the FDA. The FDA filed the NDA submission in July 2009 and the application has a ten-month review period. Clinical components of the NDA included results from our DURATION-1 study which tested the superiority of exenatide once weekly as compared to BYETTA and a meta-analysis across controlled clinical studies of three months or greater from the BYETTA database which showed no increased risk of cardiovascular events associated with exenatide use. Components of the NDA submission supporting product manufacturing included analyses of data from patients in our ongoing extension of the DURATION-1 study who used exenatide once weekly produced at our Ohio manufacturing facility to demonstrate comparability of the intended commercial product with that used during development. The FDA conducted a pre-approval inspection of this facility and has made a number of observations which we believe are addressable.

        In March 2009 and July 2009, we announced positive results from DURATION-2 and DURATION-3, respectively, the second and third in a series of six such studies designed to test the superiority of exenatide once weekly compared to other diabetes therapies. In DURATION-2, exenatide once weekly demonstrated superior glucose control with weight loss and no increase in hypoglycemia compared to maximum doses of sitagliptin or pioglitazone. In DURATION-3, exenatide once weekly demonstrated superior glucose control with weight loss and with less hypoglycemia compared to insulin glargine. In December 2009, we announced results from DURATION-5, a head-to-head study comparing exenatide once weekly to BYETTA. In DURATION-5, patients taking exenatide once weekly experienced a statistically superior reduction in A1C compared to BYETTA.

        In 2010, we will continue to focus on building a superior profile for exenatide once weekly by conducting additional clinical trials that will compare exenatide once weekly against competing products. For example, we expect to report results from our DURATION-4 study in 2010 comparing exenatide once weekly with metformin, sitagliptin or pioglitazone and we have initiated DURATION-6 comparing exenatide once weekly with liraglutide. In addition, we initiated our EXSCEL study in the first quarter of 2010, to demonstrate exenatide once weekly's effect on cardiovascular endpoints. We plan to continue making strategic investments in the exenatide franchise including the development of an exenatide once weekly pen delivery system, an exenatide suspension formulation and potential noninvasive delivery systems including transdermal and nasal.

        Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Treatment of Obesity, or INTO, strategy. In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our product pipeline, including pramlintide/metreleptin, which are compounds currently in phase 2 development for the treatment of obesity. We recently announced results of a 52-week phase 2 study of this compound and, based on those results, we and Takeda plan to advance pramlintide/metreleptin toward phase 3 development.

        We maintain an active discovery research program focused on novel peptide and protein therapeutics. We have also entered into a number of strategic alliances and business initiatives that support our expansion into new therapeutic areas.

        Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from milestones and amortization of up-front payments under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements, and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. At December 31, 2009, our accumulated deficit was approximately $1.9 billion.

        At December 31, 2009, we had $667.8 million in cash, cash equivalents and short-term investments. Additionally we have $165 million available to us pursuant to a credit facility with Lilly. Although we have yet to consistently generate positive operating cash flows, we intend to improve our operating results and reduce our use of cash for operating activities in order to achieve our goal to be operating cash flow positive on a sustainable basis by the end of 2010 and to achieve operating profitability by the end of 2011. Refer to the discussions under the headings "Liquidity and Capital Resources" below and "Cautionary Factors That May Affect Future Results" in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

Recent Developments

Diabetes

BYETTA

  •
  Received approval in October 2009 for the expanded indication of BYETTA injection as a first-line, stand-alone treatment (monotherapy) for type 2 diabetes.

  •
  Announced results from a meta-analysis of CV events that showed no increased risk of CV events associated with BYETTA injection use compared to a pooled comparator group treated with either placebo or insulin.

Exenatide Once Weekly

  •
  Announced results from the first head-to-head comparative effectiveness study, DURATION-2, that demonstrated exenatide once weekly provided superior glucose control, with weight loss, compared to maximum doses of Januvia or Actos(R) (pioglitazone).

  •
  Submitted an NDA for exenatide once weekly. The application was accepted for review by the FDA in early July 2009 and the application has a ten-month review period.

  •
  Announced results from a second head-to-head comparative effectiveness study, DURATION-3, that demonstrated exenatide once weekly provided superior glucose control over Lantus (insulin glargine) injection. Treatment with exenatide once weekly also led to statistically significant improvements in body weight, with reduced incidence of confirmed hypoglycemia.

  •
  Signed a joint supply agreement with Lilly to develop a pen device for exenatide weekly that will enable patients to mix and administer the medicine in a pre-filled pen device, instead of the syringe and vial currently used in clinical trials.

  •
  Communicated positive results from the DURATION-5 study that showed exenatide once weekly provided superior glucose control compared to BYETTA.

SYMLIN

  •
  Presented data that showed the use of mealtime SYMLIN improved glucose control, treatment satisfaction and quality of life for patients with type 2 diabetes.

Obesity programs

  •
  Announced a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications.

Financial and Operational

  •
  Merged Amylin's existing primary care and specialty sales forces into a single organization that will bring a specialty approach to endocrinologists and diabetes-focused primary care physicians, ultimately improving the quality and frequency of our interactions with core prescribers.

  •
  Significantly improved operating results compared to 2009 and remain on track to achieve our stated goal of sustainable positive operating cash flows by the end of 2010 and operating profitability by the end of 2011.

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

Revenue Recognition

        We recognize revenue from the sale of our products, license fees and milestones earned.

Net Product Sales

        We sell BYETTA and SYMLIN primarily to wholesale distributors, who in turn, sell to retail pharmacies and government entities. Decisions made by these wholesalers and their customers regarding the levels of inventory they hold, and thus the amount of BYETTA and SYMLIN they purchase, may materially affect the level of our product sales in any particular period. We recognize revenue from the sale of our products when delivery has occurred, title has transferred to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. We record product sales net of allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts and prescription vouchers. We are required to make significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

  Product Returns

        We do not offer our wholesale customers a general right of return. However, we will accept returns of products that are damaged or defective when received by the wholesale customer or for any unopened product during the period beginning six months prior to and up to 12 months subsequent to its expiration date. Product returned is generally not resalable as our products require refrigeration. We refund the sales price for product returns in cash or credit to our customers. We estimate product returns based on our historical returns experience and record an allowance for estimated returns at the time of sale. Additionally, we consider several other factors in our estimation process including our internal sales forecasts, the expiration dates of product shipped and third party data to assist us in monitoring estimated channel inventory levels and prescription trends. Actual returns could exceed our historical experience and our estimates of expected future returns due to factors such as wholesaler and retailer stocking patterns and inventory levels and/or competitive changes. To date actual returns have not differed materially from our estimates.

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

        We recorded an allowance related to the Department of Defense's (DOD) Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective on May 26, 2009. The final rule clarified the DOD's interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.

        Wholesaler chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which currently consist primarily of Federal government entities purchasing off the Federal Supply Schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to us the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for wholesaler chargebacks is based on expected utilization of these programs and reported wholesaler inventory levels. Actual rebates and wholesaler chargebacks could exceed historical experience and our estimates of future participation in these programs. To date, actual rebate claims and wholesaler chargebacks have not differed materially from our estimates.

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

Revenues under collaborative agreements

        Revenues under collaborative agreements consist of the amortization of product and technology license fees and milestone payments earned. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

Valuation of Stock-Based Compensation

        We account for stock-based compensation to employees in accordance with the fair value method of accounting for stock-based compensation arrangements which requires us to expense the estimated fair value of non-cash, stock-based payments to employees.

        We estimate the fair value of stock-based payments to employees using the Black-Scholes model. This estimate is affected by our stock price as well as assumptions regarding a number of inputs that require us to make significant estimates and judgments. These inputs include the expected volatility of our stock price, the expected term of employee stock options, the risk-free interest rate, expected dividends and expected forfeiture rate.

        We estimate volatility based upon the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options and the implied volatility of market-traded options on our common stock with various maturities between six months and two years. The determination to use implied volatility in addition to historical volatility was based upon the availability of data related to actively traded options on our common stock and our assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

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

        Stock-based compensation expense recognized is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. We estimate forfeitures based upon historical forfeiture rates, and will adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods.

        If factors underlying the above assumptions change in future periods, the associated estimated non-cash, stock-based compensation expense that we record may differ significantly from what we have recorded in the current period.

Research and Development Expenses

        Research and development costs are expensed as incurred and include: salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have historically not been material and are adjusted for in the period in which they become known.

Income Taxes

        We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods. Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have established a valuation allowance for most of these net deferred tax assets in our consolidated balance sheets at December 31, 2009 and 2008. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

        We recognize the impact of a tax position in our financial statements only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. We provide estimates for unrecognized tax benefits which relate primarily to issues common among corporations in our industry. We apply a variety of methodologies in making these estimates which include advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience. If our estimates are not representative of actual outcomes, our results could be materially impacted.

Inventories and Related Reserves

        Inventories consist of raw materials, work-in-process and finished goods for SYMLIN and BYETTA. We maintain inventory reserves primarily for production failures and potential product expiration. The manufacturing processes for our products are complex. Deviations in the manufacturing process may result in production failures and additional inventory reserves. Obsolete inventory due to expiration may also result in additional inventory reserves. In estimating inventory obsolescence reserves, we analyze the shelf life, expiration dates and internal sales forecasts, each on a product-by-product basis. We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be recognized. There were no pre-approval inventories capitalized as of December 31, 2009 or 2008.

Convertible Senior Notes

        During 2009, we adopted new authoritative guidance that significantly impacts the accounting for our convertible senior notes issued in June 2007 by requiring us to account separately for the liability and equity components of the notes. The liability component is measured so the effective interest expense associated with the notes reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the notes and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the notes.

        Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities.

Recently Issued Accounting Pronouncements

        For a discussion of recently issued accounting pronouncements, refer to the section titled "Recently Issued Accounting Standards" within Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Results of Operations

Net Product Sales

        Net product sales for the years ended December 31, 2009, 2008 and 2007 were $754.0 million, $765.3 million and $701.5 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

        The following table provides information regarding net product sales (in millions):

	Year ended December 31,
	2009	2008	2007
BYETTA	$667.6	$678.5	$636.0
SYMLIN	86.4	86.8	65.5

	$754.0	$765.3	$701.5

        The decrease in net product sales for BYETTA for the year ended December 31, 2009 as compared to the same period in 2008 primarily reflects decreased prescription demand following an August 2008 FDA update on a prior alert referencing pancreatitis and an allowance for rebates related to the U.S. Department of Defense's (DOD) Tricare Retail Pharmacy Program discussed below. These decreases are partially offset by higher prices in the year ended December 31, 2009 compared to the same period in 2008.

        The slight decrease in net product sales for SYMLIN for the year ended December 31, 2009 compared to the same period in 2008 primarily reflects higher prices offset by a reserve for the DOD's Tricare Retail Pharmacy program discussed below, and a reduction in prescription demand.

        We recorded an allowance related to the DOD's Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009, and became effective May 26, 2009. The final rule clarified the DOD's interpretation of the national Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself. In consideration of this final rule we recorded an allowance of $8.2 million for such rebates for the year ended December 31, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

        The increase in net product sales for BYETTA and SYMLIN for the year ended December 31, 2008 as compared to the same period in 2007 primarily reflect continued growth in patient demand and the impact of price increases.

        Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including exenatide once weekly, regulatory matters, economic factors and other environmental factors.

Revenues under Collaborative Agreements

        The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year ended December 31,
	2009	2008	2007
Amortization of up-front payments	$4.4	$4.3	$4.3
Recognition of milestone payments	—	—	15.0

	$4.4	$4.3	$19.3

        During the year ended December 31, 2009 amortization of up-front payments consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly and our obesity collaboration with Takeda. For the years ended December 31, 2008 and 2007, substantially all of the revenue recorded in these periods consists of amounts earned pursuant to our exenatide collaboration agreement with Lilly and consists primarily of the continued amortization of up-front payments and milestone payments.

        Amortization of up front payments is largely unchanged for the three years ended December 31, 2009, 2008 and 2007. During 2009 the amortization of up-front payments relates to up-front payments received in connection with our Lilly collaboration, for which amortization ended in 2009, and our collaboration with Takeda, for which amortization began in late 2009. During 2008 and 2007 the entire amount of amortization of up-front payments relates to our collaboration agreement with Lilly. There were no milestone payments in 2009 or 2008, compared to $15 million in milestone payments in 2007 earned primarily upon Lilly's launch of BYETTA in the European Union.

        In future periods, we expect that revenues under collaborative agreements will consist of possible future milestone payments, including $40 million conditioned upon the launch of exenatide once weekly in the United States and continued amortization of the $75 million of the up-front payment received from Takeda upon signing of our collaboration agreement in 2009. This up-front payment is being amortized ratably over a ten year period representing the estimated development period of the compounds subject to the Takeda collaboration agreement. Following the commercial launch of exenatide once-weekly, revenue from collaboration agreements will also include amortization of a portion of the $125 million cash payment received in connection with the exenatide once weekly supply agreement discussed above. The receipt and recognition as revenue of future substantive milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

        Cost of goods sold was $83.0 million, representing a gross margin of 89%, $91.6 million, representing a gross margin of 88%, and $65.5 million, representing a gross margin of 91%, for the years ended December 31, 2009, 2008 and 2007, respectively. Cost of goods sold is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The increase in gross margin in 2009, as compared to 2008, primarily reflects higher net sales prices and lower unit costs for BYETTA driven by reduced inventory reserves and efficiencies driven by our reduced cost structure. The decrease in gross margin in 2008, as compared to 2007, primarily reflects increased production costs for BYETTA due to lower production volumes, increases in inventory reserves and product mix, including the introduction of the SymlinPen, partially offset by higher net sales prices per unit for BYETTA and SYMLIN. Annual fluctuations in gross margins may be influenced by production volumes, product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $343.9 million, $395.1 million and $391.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.

        The $51.2 million decrease in 2009 compared to 2008 reflects our reduced cost structure following our recent restructurings. The $4.1 million increase in 2008 compared to 2007 reflects slight increases in promotional spending for BYETTA and SYMLIN and business infrastructure.

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

        Our research and development costs are comprised of salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

        The following table sets forth information regarding our research and development expenses for our major projects for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year ended December 31,
	2009	2008(1)	2007(1)
Diabetes(1)	$92.3	$83.3	$89.9
Obesity	26.0	55.3	51.5
Research and early-stage programs	24.8	30.4	29.3
Indirect costs	42.0	53.6	45.6

	$185.1	$222.6	$216.3

(1)
Research and development expenses consist primarily of costs associated with BYETTA and exenatide once weekly which are shared by Lilly pursuant to our collaboration agreement. Research and development expenses by major project have been revised to conform to the current presentation with regard to our change in method of accounting for reimbursed research and development costs under collaborative arrangements (see Note 1, "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements).

        Research and development expenses decreased to $185.1 million for the year ended December 31, 2009 from $222.6 million for the year ended December 31, 2008. The $37.5 million decrease primarily reflects our reduced cost structure and decreased development expenses for our obesity programs following recently completed clinical trials, partially offset by increased costs for our diabetes programs associated with manufacturing readiness activities at our Ohio manufacturing facility for exenatide once weekly.

        Research and development expenses increased to $222.6 million for the year ended December 31, 2008 from $216.3 million for the year ended December 31, 2007. The $6.3 million increase primarily reflects continued investments in exenatide once weekly, including manufacturing scale up at our Ohio manufacturing facility and costs associated with the ongoing DURATION clinical trials discussed above under the heading "Overview", and continued investment in our obesity development programs, including costs associated with the ongoing Phase 2B study evaluating pramlintide and metreleptin discussed above.

Collaborative Profit-Sharing

        Collaborative profit-sharing was $302.9 million, $302.6 million and $290.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and consists of Lilly's 50% share of the gross margin for BYETTA sales in the United States.

Restructuring

        In May 2009, we announced a restructuring of our sales force to merge our existing primary care and specialty sales forces into a single organization, or the 2009 Restructuring. The 2009 Restructuring reduced the total number of Amylin sales representatives by approximately 200 employees. We recorded restructuring charges of $17.0 million during the year ended December 31, 2009 consisting of employee separation costs and facilities related charges.

        In November 2008, we announced a strategic restructuring and workforce reduction, or the 2008 Restructuring, that reduced the size of our San Diego workforce by approximately 25%, or 330 employees. The goal of the 2008 Restructuring was to better align our cost structure with anticipated revenues and is part of our business plan to become operating cash flow positive on a sustainable basis by the end of 2010.

        In addition, we also consolidated our San Diego facilities and have sub-leased or intend to sub-lease vacated facilities. In connection with the 2008 Restructuring, we recorded a charge of $54.9 million for the year ended December 31, 2008. This charge consists primarily of expenses related to facility leases for exited facilities, including impairments of related tenant improvements and employee separation benefits. During the fourth quarter of 2009 we revised the estimated losses associated with the facility leases we ceased using in 2008 based upon recently executed sub-lease agreements and a related reassessment of current market conditions and recorded an additional loss of $5.6 million.

        The following table sets forth the components of the restructuring charges recognized for the years ended December 31, 2009 and 2008 (in millions):

	Year ended December 31,
	2009	2008
Facility related charges	$5.6	$31.3
Employee separation costs	10.9	13.9
Asset impairments	—	8.8
Other restructuring charges	0.5	0.9

	$17.0	$54.9

        We have substantially completed all of the above activities included in the restructuring plan and all costs associated with the restructurings were incurred during the years ended December 31, 2009 and 2008.

Interest and Other Income and Expense

        Interest and other income consist primarily of interest income from investment of cash and investments. Interest and other income was $7.8 million in 2009, $26.6 million in 2008 and $47.0 million in 2007. The decrease in 2009 compared to 2008 primarily reflects lower average investment balances and lower interest rates in 2009 compared to 2008. The decrease in 2008 compared to 2007 primarily reflects lower average investment balances and lower interest rates in 2008 as compared to 2007.

        Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations and mark-to-market gains and losses on derivative financial instruments and includes interest payments and the amortization of debt issuance costs. Interest and other expense was $19.3 million in 2009, $36.3 million in 2008 and $20.5 million in 2007. The decrease in 2009 compared to 2008 primarily reflects an increase in interest capitalized to our Ohio manufacturing facility and 2009 mark-to-market gains on derivative financial instruments which, in 2008, were mark-to-market losses. The increase in 2008 compared to 2007 primarily reflects additional interest expense for our 2007 notes and $125 million long-term note payable entered into in December 2007.

Loss on Impairment of Investments

        We recognized a loss on impairment of investments of $1.4 million for the year ended December 31, 2009. The loss represents credit-related losses associated with two securities in our portfolio and was based upon the amortized cost basis and the observed market prices for the securities. At December 31, 2009, gross unrealized losses on our short-term investments were $1.1 million, all of which we determined to be temporary.

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

Net Loss

        Our net loss for the year ended December 31, 2009 was $186.3 million compared to $321.9 million in 2008 and $216.5 million in 2007. The decrease in our net loss in 2009 compared to 2008 primarily reflects the decreased expenses discussed above. The increase in our net loss in 2008 compared to 2007 primarily reflects the increased expenses, including the restructuring charge, partially offset by the increased net product sales discussed above.

        We may incur operating losses for the next few years. In November 2008, we announced the 2008 Restructuring and our business plan to become operating cash flow positive on a sustainable basis by the end of 2010, and in May 2009 we announced the 2009 Restructuring. However, our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA, SYMLIN and exenatide once weekly, if approved. Our ability to achieve profitability in the future will also depend on our ability to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of exenatide once weekly, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and our obesity collaboration with Takeda, reimbursement of

SYMLIN development expenses through earlier collaboration agreements, and since the second quarter of 2005, through product sales of BYETTA and SYMLIN.

        At December 31, 2009, we had $667.8 million in cash, cash equivalents and short-term investments, compared to $816.8 million at December 31, 2008 and we have $165 million of cash available to us pursuant to the loan agreement with Lilly discussed below. In November 2008, we implemented the 2008 Restructuring and in May 2009, we implemented the 2009 Restructuring. As a result of these restructurings, and other efforts to gain efficiencies in our business, we substantially improved our operating results in 2009 and believe we are on track to achieve our stated goals of positive operating cash flows by the end of 2010 and operating profitability by the end of 2011. Our use of cash for capital expenditures decreased in 2009 compared to 2008 driven by lower capital spending for our manufacturing facility for exenatide once weekly located in Ohio, partially offset by additional capital expenditures for the development of a pen device for exenatide once weekly. Our current business plan does not contemplate a need to raise additional funds from outside sources, however, we may evaluate opportunities to refinance existing indebtedness from time to time. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to so in the future, especially given the current adverse economic and credit conditions.

        Our operating activities provided cash of $19.9 million in the year ended December 31, 2009 and we used cash of $19.5 million and $125.2 million for our operating activities in the years ended December 31, 2008 and 2007, respectively. Our cash provided by our operating activities for the year ended December 31, 2009 includes $119.7 million of non-cash expenses, consisting primarily of stock-based compensation, depreciation and amortization.

        Our primary uses of cash for our operating activities includes uses of cash due to increases in other current assets of $35.7 million, a decrease in restructuring liabilities of $14.8 million and a decrease in payable to collaborative partner of $10.8 million. The increase in other current assets primarily reflects prepayments for raw material inventory. The decrease in restructuring liabilities reflects payment of employee separation costs associated with our restructuring at the end of 2008 and rental payments on vacated facilities that we are actively seeking to sublease. These restructuring payments are offset by an increase in the liability resulting from expenses associated with the 2009 Restructuring. The decrease in payable to collaborative partner primarily reflects a reduced net payable to Lilly due to higher cost-sharing payments due from Lilly due to increased development expenses for exenatide once weekly in the fourth quarter of 2009 compared to the same period in 2008.

        Our primary sources of cash for our operating activities includes sources of cash due to increases in deferred revenue and deferred collaborative profit sharing of $70.7 million and $54.6 million, respectively and a decrease in inventories of $16.1 million. The increase in deferred revenue reflects the $75 million up-front payment we received in connection with the Takeda obesity collaboration net of related amortization. The increase in deferred collaborative profit-sharing reflects payments due to us from Lilly for its 60% share of the capital expenditures we have made for the exenatide once weekly pen device. The decrease in inventories primarily reflects reduction in finished goods due to the timing and volume of production for BYETTA and SYMLIN. Working capital changes may fluctuate from quarter to quarter due to timing of inventory and other current asset purchases and the timing of payment of accounts payable, accrued compensation and other current liabilities.

        Our investing activities used cash of $116.1 million, $182.2 million and $296.1 million in the years ended December 31, 2009, 2008 and 2007, respectively. Investing activities in all three years consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment. Purchases of property, plant and equipment decreased to $152.1 million in 2009 from $295.1 million in 2008. The decrease in 2009 was as expected and primarily reflects a reduction of costs associated with our manufacturing facility for exenatide once weekly, offset by costs incurred in connection with the exenatide once weekly pen device. The initial capital investment for the pen is expected to be $216.0 million over the next few years, which will be funded 60% by Lilly and 40% by us. Through December 31, 2009, we have incurred $97.7 million in capital expenditures associated with the exenatide once weekly pen device. We have billed Lilly $54.6 million for its share of these expenditures, of which $46.6 million has been received to date, and is included in cash used for operating activities as discussed above. Purchases of property, plant and equipment increased to $295.1 in 2008 from $268.7 million in 2007. The increases in 2008 primarily reflect costs associated with our manufacturing facility for exenatide once weekly and, to a lesser extent, purchases of tenant improvements, computer software, office equipment and scientific equipment to support our growth. We expect that our capital expenditures will continue to decrease in 2010 and will be principally focused on strategically investing in exenatide life cycle management, of which Lilly shares in 60% of the costs. Through December 31, 2009, we capitalized $701.9 million associated with the construction of this facility, including $97.7 million for the exenatide once weekly pen device discussed above. Capital expenditures for our Ohio facility also include costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility. We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product life cycle for exenatide once weekly.

        Financing activities used cash of $20.3 million in the year ended December 31, 2009 and provided cash of $16.7 million and $776.9 million in the years ended December 31, 2008 and 2007, respectively. Financing activities in 2009 include repayments of our note payable partially offset by proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities in 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities for 2007 included proceeds from the exercise of stock options, proceeds from our employee stock purchase plan and $559 million in net proceeds from the issuance of the 2007 Notes.

        At December 31, 2009, we had $200 million in aggregate principal amount of the 2004 Notes due April 15, 2011 and $575 million of the 2007 Notes due June 15, 2014 outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

        In December 2007, we entered into a $140 million credit agreement. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. At December 31, 2009 we had an outstanding balance of $93.8 million under the term loan, all of which is due in 2010, and had issued $8.9 million of standby letters of credit under the revolving credit facility. Both loans have a final maturity date of December 21, 2010. Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election. We have entered into an interest rate swap agreement which resulted in a fixed interest rate of 5.717% under the term loan. The interest rate on the credit facility is LIBOR plus 1.0% or the Bank of America prime rate, at our election.

        In October 2008, we entered into a loan agreement with Lilly pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. As of December 31, 2009 we had not drawn upon this line of credit. Any interest due under this credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest, shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

        The following table summarizes our contractual obligations and maturity dates as of December 31, 2009 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term convertible debt	$775,000	$—	$200,000	$575,000	$—
Interest on long-term convertible debt	85,125	22,250	37,000	25,875	—
Long-term note payable	93,750	93,750	—	—	—
Interest on long-term note payable, net of swap transactions(1)	4,690	4,690	—	—	—
Inventory purchase obligations(2)	104,195	54,168	40,468	9,559	—
Construction contracts	48,820	24,780	24,040	—	—
Operating leases	187,535	23,234	48,220	50,786	65,295

Total(3)	$1,299,115	$222,872	$349,728	$661,220	$65,295

(1)
The interest payments shown were calculated using a rate of 5.717%, the net rate from the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)
Includes $26.1 million of outstanding purchase orders, cancelable by us upon 30 days' written notice, subject to reimbursement of costs incurred through the date of cancellation. Also includes $37.6 million of commitments for exenatide once weekly that are contingent upon FDA approval of exenatide once weekly.

(3)
Excludes long-term obligation of $6.7 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

        In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $9.5 million associated with licensing agreements in the next 12 months. Additional milestones of up to approximately $250.5 million could be paid over the next two to fifteen years if development and commercialization of all our early stage programs continue and are successful. The majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are moving successfully through development and commercialization.

        Our future capital requirements will depend on many factors, including: the amount of product sales we and Lilly achieve for BYETTA and exenatide once weekly, if approved, net of profit sharing payments to Lilly, and product sales for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN and the commercialization of exenatide once weekly, if approved; costs associated with the operation of our exenatide once weekly manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at December 31, 2009 was approximately $192 million and $453 million, respectively. We have entered into an interest rate swap in connection with our $125 million term loan. The fair value of the interest rate swap at December 31, 2009 was a liability of $2.8 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

        We have audited Amylin Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amylin Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Amylin Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Amylin Pharmaceuticals, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Diego, California
February 26, 2010

 PART III

Item 9B.    Other Information

        None.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2010 annual meeting of stockholders. The information required by this item with respect to executive officers appears under Part I of this annual report on Form 10-K under the caption "Business—Executive Officers."

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the information under the captions "Compensation of Directors," "Executive Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2010 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2010 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Certain Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2010 annual meeting of stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the information under the caption contained in "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2010 annual meeting of stockholders.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

        The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2) Financial Statement Schedules: The following Schedule is filed as part of this annual report on Form 10-K:

Page Number
II. Valuation Accounts	F-44

        All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Index to Exhibits—See Item 15(b) below.

(b)
Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(4)	3.2	Fourth Amended and Restated Bylaws of the Registrant.
(9)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
(29)	3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.4.
(13)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(12)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(12)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(18)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(7)	4.6	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(7)	4.7	Form of 2.50% Convertible Senior Note due 2011.
(28)	4.8	Indenture, dated as of June 8, 2007, between Registrant and The Bank of New York Trust Company, N.A. (as Trustee).
(28)	4.9	Registration Rights Agreement, dated as of June 8, 2007, among Registrant, Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(10)	10.2	Registrant's 1991 Stock Option Plan, as amended.†
(3)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†

Exhibit Footnote	Exhibit Number
(34)	10.6	Registrant's Amended and Restated 2001Employee Stock Purchase Plan.†
(33)	10.7	Registrant's Non-Employee Directors' Stock Option Plan (the "Directors' Plan").†
(5)(2)	10.8	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(6)	10.9	Registrant's Directors' Deferred Compensation Plan.†
	10.10	Registrant's Directors' Plan Stock Option Agreement, as amended.†
(8)	10.11	Special Form of Incentive Stock Option Agreement the 1991 Stock Option Plan of the Registrant.†
(11)(2)	10.12	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(32)	10.13	Registrant's Amended and Restated Officer Change in Control Severance Benefit Plan.†
(24)	10.14	Registrant's Amended and Restated 2001 Equity Incentive Plan.†
(13)(2)	10.15	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(13)(2)	10.16	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(13)	10.17	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(16)(2)	10.18	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(15)	10.19	Form of Registrant's 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended.†
(15)	10.20	Form of Registrant's 2001 Equity Incentive Plan Stock Option Agreement, as amended.†
(17)(2)	10.21	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(19)(2)	10.22	Exenatide Manufacturing Agreement dated October 1, 2003, between Registrant and Mallinckrodt Inc.
(19)(2)	10.23	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(20)(2)	10.24	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(20)(2)	10.25	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
	10.26	Summary Description of Registrant's Named Executive Officer Oral At-Will Employment Agreements.†
(21)	10.27	Description of Registrant's Executive Cash Bonus Plan.†
(23)(2)	10.28	Amendment to Development and License Agreement dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II.
(22)(2)	10.29	Commercial Supply Agreement dated June 28, 2005, between Registrant and Bachem, Inc.
(25)(2)	10.30	Commercial Supply Agreement dated October 12, 2006 between Registrant and Wockhardt UK (Holdings) Ltd.
(25)(2)	10.31	Amendment to Collaboration Agreement dated October 31, 2006 between Registrant and Eli Lilly and Company.

Exhibit Footnote	Exhibit Number
(26)	10.32	Employment Agreement, dated March 7, 2007, by and between Registrant and Daniel M. Bradbury.†
(30)	10.33	Registrant's 2001 Non-Qualified Deferred Compensation Plan.†
(30)	10.34	Credit Agreement, dated as of December 21, 2007, among Registrant, The Bank of America, N.A. (as Administrative Agent) and the other lenders set forth therein.
(31)	10.35	First Amendment to Exenatide Manufacturing Agreement dated January 6, 2006, between Registrant and Mallinckrodt Inc.
(31)(2)	10.36	Amended and Restated Commercial Supply Agreement dated April 1, 2008, between Registrant and Wockhardt UK (Holdings) Ltd.
(31)(2)	10.37	Addendum to U.S. Co-Promotion Agreement dated May 8, 2008, between Registrant and Eli Lilly and Company
(31)(2)	10.38	Third Amendment to Supply Agreement dated January 1, 2008, between Registrant and Mallinckrodt Inc.
(4)	10.39	Amendment to Employment Agreement dated December 3, 2008, between Registrant and Daniel M. Bradbury†
(32)(2)	10.40	Exenatide Once Weekly Supply Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company
(32)	10.41	Loan Agreement dated October 16, 2008, between Registrant and Eli Lilly and Company
(32)	10.42	First Amendment to Credit Agreement, dated October 27, 2008, among Registrant, the Bank of America, N.A. (as Administrative Agent) and other lenders set forth therein
(32)(2)	10.43	Amendment to Commercial Supply Agreement dated December 8, 2008, between Registrant and Baxter Pharmaceutical Solutions LLC
(32)(2)	10.44	Amendment to the Amended and Restated Commercial Supply Agreement dated January 23, 2009, between Registrant and Wockhardt UK (Holdings) Ltd.
(33)	10.45	Amendment, dated April 9, 2009, to Collaboration Agreement between Registrant and Eli Lilly and Company
(34)	10.46	Registrant's 2009 Equity Incentive Plan†
(34)	10.47	Registrant's 2009 Equity Incentive Plan Officer Stock Option Agreement†
(34)	10.48	Registrant's 2009 Equity Incentive Plan Stock Option Agreement†
(35)(2)	10.49	Cost Allocation Agreement, dated May 4, 2009, between Registrant and Eli Lilly and Company
(35)	10.50	Second Amendment, dated May 6, 2009, to Credit Agreement among Registrant, Bank of America N.A., as Administrative Agent, and certain lenders thereto
(35)(2)	10.51	Exenatide Once Weekly Supply Agreement, dated May 11, 2009, between Registrant and Eli Lilly and Company
	10.52	License, Development and Commercialization Agreement, dated October 30, 2009, between Registrant and Takeda Pharmaceutical Company Limited*
	10.53	Side Letter Agreement, dated October 30, 2009, between Registrant and Takeda Pharmaceutical Company Limited*
	10.54	Third Amendment, dated December 18, 2009, to Credit Agreement among Registrant, Bank of America N.A., as Administrative Agent, and certain lenders thereto
	18	Letter from Independent Registered Public Accounting Firm related to change in accounting principle.
	21.1	Subsidiaries of Registrant.
	23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Footnote	Exhibit Number
	24.1	Power of Attorney. Reference is made to page 71.
	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(4)
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

(12)
Filed as an exhibit on Form 8-K dated June 18, 2002, and incorporated herein by reference.

(13)
Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(14)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(15)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(16)
Filed as an exhibit to Amendment 1 to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference.

(17)
Filed as an exhibit to Amendment 1 to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003, and incorporated herein by reference.

(18)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(19)
Filed as an exhibit to Amendment 1 to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(20)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(21)
Filed on Form 8-K dated February 5, 2010, and incorporated herein by reference.

(22)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.

(23)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(24)
Filed as an exhibit on Form 8-K dated May 30, 2008 and incorporated herein by reference.

(25)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(26)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.

(27)
Filed as an exhibit on Form 8-K dated May 29, 2007, and incorporated herein by reference.

(28)
Filed as an exhibit on Form 8-K dated June 8, 2007, and incorporated herein by reference.

(29)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

(30)
Filed as an exhibit to Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(31)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(32)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(33)
Filed as an exhibit to Registrant's Quarterly report on form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

(34)
Filed as an exhibit on Form 8-K dated June 10, 2009, and incorporated herein by reference.

(35)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

  Note on trademarks used in this report:
  Amylin, BYETTA and SYMLIN are registered trademarks of Amylin Pharmaceuticals, Inc. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.
Date: February 26, 2010
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

Signatures	Title	Date

/s/ DANIEL M. BRADBURY Daniel M. Bradbury	President and Chief Executive Officer(Principal Executive Officer)	February 26, 2010
/s/ MARK G. FOLETTA Mark G. Foletta	Senior Vice President, Finance and Chief Financial Officer(Principal Financial and Accounting Officer)	February 26, 2010
/s/ PAULO F. COSTA Paulo F. Costa	Chairman of the Board	February 26, 2010
/s/ ADRIAN ADAMS Adrian Adams	Director	February 26, 2010

Signatures	Title	Date

/s/ STEVEN R. ALTMAN Steven R. Altman	Director	February 26, 2010
/s/ TERESA BECK Teresa Beck	Director	February 26, 2010
/s/ M. KATHLEEN BEHRENS M. Kathleen Behrens	Director	February 26, 2010
/s/ PAUL N. CLARK Paul N. Clark	Director	February 26, 2010
Alexander J. Denner	Director
/s/ KARIN EASTHAM Karin Eastham	Director	February 26, 2010
/s/ JAMES R. GAVIN III, M.D., PHD. James R. Gavin III, M.D., PhD.	Director	February 26, 2010
/s/ JAY S. SKYLER, M.D. Jay S. Skyler, M.D., MACP	Director	February 26, 2010
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 26, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options) effective as of January 1, 2009 and also changed the classification of reimbursements of research and development expenses under collaborative arrangements from revenue under collaborative arrangements to research and development expense. The Company has retroactively adjusted all periods presented in the consolidated financial statements for these changes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amylin Pharmaceuticals, Inc's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

San Diego, California
February 26, 2010

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$120,825	$237,263
Short-term investments	546,944	579,575
Accounts receivable, net	60,732	62,369
Inventories, net	99,700	115,823
Other current assets	78,481	41,038

Total current assets	906,682	1,036,068
Property, plant and equipment, net	780,058	655,444
Debt issuance costs	8,742	11,786
Other long-term assets	30,937	23,755

	$1,726,419	$1,727,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,146	$39,467
Accrued compensation	70,961	65,145
Payable to collaborative partner	49,645	60,470
Restructuring liability, current portion	9,204	24,235
Notes payable, current portion	93,750	31,250
Deferred revenue, current portion	7,500	3,086
Other current liabilities	95,163	90,125

Total current liabilities	365,369	313,778
Deferred revenue, net of current portion	66,250	—
Long-term deferred credit	125,000	125,000
Deferred collaborative profit-sharing	54,570	—
Restructuring liability, net of current portion	22,776	22,503
Notes payable, net of current portion	—	93,750
Convertible senior notes, net	643,762	621,021
Other long-term obligations, net of current portion	26,158	31,724
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $.001 par value, 450,000 shares authorized, 141,747 and 137,623 issued and outstanding at December 31, 2009 and 2008	142	138
Additional paid-in capital	2,371,939	2,291,762
Accumulated deficit	(1,947,867)	(1,761,611)
Accumulated other comprehensive loss	(1,680)	(11,012)

Total stockholders' equity	422,534	519,277

	$1,726,419	$1,727,053

(1)
Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 1).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2009	2008(1)	2007(1)
Revenues:
Net product sales	$753,993	$765,342	$701,450
Revenues under collaborative agreements	4,426	4,286	19,286

Total revenues	758,419	769,628	720,736
Costs and expenses:
Cost of goods sold	82,999	91,596	65,457
Selling, general and administrative	343,864	395,112	390,982
Research and development	185,062	222,614	216,339
Collaborative profit-sharing	302,861	302,600	290,934
Restructuring	16,980	54,926	—

Total costs and expenses	931,766	1,066,848	963,712

Operating loss	(173,347)	(297,220)	(242,976)
Interest and other income	7,768	26,561	46,969
Interest and other expense	(19,300)	(36,339)	(20,479)
Loss on impairment of investments	(1,377)	(14,943)	—

Net loss	$(186,256)	$(321,941)	$(216,486)

Net loss per share—basic and diluted	$(1.32)	$(2.35)	$(1.63)

Shares used in computing net loss per share, basic and diluted	140,702	137,006	132,621

(1)
Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion and the change in our method of accounting for reimbursed research and development costs under collaborative arrangements (Note 1).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	Common stock				Accumulated other comprehensive (loss) income
			Additional paid-in capital	Accumulated deficit		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2006	130,458	$130	$1,857,194	$(1,223,184)	$1,151	$635,291
Comprehensive loss:
Net loss(1)	—	—	—	(216,486)	—	(216,486)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,601)	(1,601)

Comprehensive loss						(218,087)
Issuance of common stock upon exercise of options, net	2,547	3	37,396	—	—	37,399
Issuance of common stock upon exercise of warrants	1,604	2	18,370	—	—	18,372
Issuance of common stock for other employee benefit plans	435	—	14,735	—	—	14,735
Employee stock-based compensation	—	—	59,064	—	—	59,064
Non-employee stock-based compensation	—	—	694	—	—	694
Net debt discount recorded as a result of the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion(1)	—	—	180,289	—	—	180,289

Balance at December 31, 2007	135,044	135	2,167,742	(1,439,670)	(450)	727,757
Comprehensive loss:
Net loss(1)	—	—	—	(321,941)	—	(321,941)
Unrealized loss on available-for-sale securities	—	—	—	—	(10,562)	(10,562)

Comprehensive loss						(332,503)
Issuance of common stock upon exercise of options, net	528	—	7,260	—	—	7,260
Issuance of common stock upon milestone conversion	790	1	29,999	—	—	30,000
Issuance of common stock for other employee benefit plans	578	1	13,717	—	—	13,718
Issuance of common stock for employee stock ownership plan	683	1	16,995	—	—	16,996
Employee stock-based compensation	—	—	55,901	—	—	55,901
Non-employee stock-based compensation	—	—	148	—	—	148

Balance at December 31, 2008	137,623	138	2,291,762	(1,761,611)	(11,012)	519,277

Comprehensive loss:
Net loss	—	—	—	(186,256)	—	(186,256)
Unrealized gain on available-for-sale securities	—	—	—	—	9,332	9,332

Comprehensive loss						(176,924)
Issuance of common stock upon exercise of options, net	599	1	4,556	—	—	4,557
Issuance of common stock for other employee benefit plans	1,280	1	11,508	—	—	11,509
Issuance of common stock for employee stock ownership plan	2,245	2	20,248	—	—	20,250
Employee stock-based compensation	—	—	43,762	—	—	43,762
Non-employee stock-based compensation	—	—	103	—	—	103

Balance at December 31, 2009	141,747	$142	$2,371,939	$(1,947,867)	$(1,680)	$422,534

(1)
Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 1).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2008(1)	2007(1)
Operating activities:
Net loss	$(186,256)	$(321,941)	$(216,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,197	29,552	19,329
Amortization of debt discount and debt issuance costs	8,209	10,332	7,584
Stock-settled compensation accruals	20,161	25,097	21,696
Employee stock-based compensation	43,762	55,115	59,064
Loss on impairment of investments	1,377	14,943	—
Restructuring (including $0 and $786 of employee stock-based compensation unpaid at December 31, 2009 and 2008, respectively)	—	9,483	—
Other non-cash expenses	10,548	5,718	3,028
Changes in operating assets and liabilities:
Accounts receivable, net	1,637	11,210	(15,490)
Inventories, net	16,123	(15,609)	(40,915)
Other current assets	(35,749)	(13,005)	(10,016)
Long-term prepaid assets	(8,754)	—	—
Accounts payable and accrued liabilities	5,574	8,641	28,101
Accrued compensation	11,009	4,900	1,300
Payable to collaborative partner	(10,825)	(5,646)	13,778
Deferred revenue	70,664	(4,286)	(4,286)
Long-term deferred credit	—	125,000	—
Deferred collaborative profit-sharing	54,570	—	—
Restructuring liabilities	(14,758)	46,738	—
Other assets and liabilities, net	(5,566)	(5,752)	8,153

Net cash provided by (used for) operating activities	19,923	(19,510)	(125,160)
Investing activities:
Purchases of short-term investments	(794,008)	(1,015,811)	(392,155)
Sales and maturities of short-term investments	832,900	1,132,017	383,076
Purchases of property, plant and equipment	(152,051)	(295,060)	(268,674)
Increase in other long-term assets	(2,913)	(3,299)	(18,348)

Net cash used for investing activities	(116,072)	(182,153)	(296,101)
Financing activities:
Proceeds from issuance of common stock, net	10,961	16,694	64,687
Proceeds from issuance of convertible debt, net	—	—	558,670
Proceeds from long-term note payable	—	—	123,496
Proceeds from contingent share settled obligation	—	—	30,000
Repayment of notes payable	(31,250)	—	—

Net cash (used for) provided by financing activities	(20,289)	16,694	776,853

(Decrease) increase in cash and cash equivalents	(116,438)	(184,969)	355,592
Cash and cash equivalents at beginning of year	237,263	422,232	66,640

Cash and cash equivalents at end of year	$120,825	$237,263	$422,232

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$13,218	$17,701	$9,477
Interest capitalized	$33,280	$25,766	$9,049
Property, plant and equipment additions in other current liabilities at year end	$10,123	$6,057	$15,559
Non-cash financing activities:
Issuance of common stock upon milestone conversion	$—	$30,000	$—
Shares contributed as employer 401(k) match	$5,105	$4,284	$5,819
Issuance of common stock for employee stock ownership plan	$20,250	$16,996	$—

(1)
Adjusted for the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 1).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        Amylin Pharmaceuticals, Inc. (referred to as we, us, or Amylin) is a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and other diseases. We were incorporated in Delaware on September 29, 1987.

Basis of Presentation

        Our consolidated financial statements include the accounts of our wholly owned subsidiaries, Amylin Ohio, LLC, and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

        In June 2009, the FASB issued authoritative guidance that provides for the FASB Accounting Standards Codification TM (the "Codification") to become the single official source of authoritative, non-governmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature and is effective for interim and annual periods ending after September 15, 2009. These consolidated financial statements and notes to consolidated financials statements have been conformed to the presentation required by the Codification.

Change in Accounting Policy

        During the fourth quarter of 2009, we changed our method of accounting for reimbursed research and development costs under collaborative arrangements from reporting them as revenue to reporting them as a reduction to research and development costs. We believe this method is consistent with industry practice for companies whose primary focus is the commercialization of pharmaceutical products. This change in accounting had no effect on operating loss or net loss.

        Consistent with the accounting guidance addressing accounting changes and error corrections, the effect of the change in accounting method has been made retroactive to the beginning of the earliest period presented with the accompanying 2009 consolidated financial statements. Our unaudited historical quarterly financial data presented in Note 13 has been adjusted to reflect the period-specific effects of applying the new method.

        The following tables summarize the impact of the change in accounting for reimbursed research and development costs on the consolidated statements of operations for the years ended December 31, 2008 and December 31, 2007. Only the line items affected by the change in accounting are reflected in the tables below (in thousands):

	Year ended December 31, 2008		Year ended December 31, 2007
	As originally reported	As adjusted	As originally reported	As adjusted
Revenues under collaborative agreements	$74,767	$4,286	$79,547	$19,286
Research and development	$293,095	$222,614	$276,600	$216,339

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Guidance for Convertible Debt Instruments that may be Settled in Cash upon Conversion

        Effective January 1, 2009, we adopted the new authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The carrying amount of the liability component of the convertible debt instrument is determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying value of the equity component is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Related transaction costs are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense using the interest method. The new guidance is applied retrospectively to the years ended December 31, 2008 and 2007. The $575 million Senior Convertible Notes issued in June 2007 (the 2007 Notes) are within the scope of the new guidance because we have the option to elect net-share settlement upon conversion. The $200 million Convertible Senior Notes issued in 2004 (the 2004 Notes) are not within the scope of the new guidance as they may only be settled in shares of our common stock upon conversion.

        Upon adoption, we recorded a cumulative debt discount on the 2007 Notes of $185.6 million at inception, and an increase of $180.3 million to stockholders' equity representing the gross value of the equity component of $185.6 million net of allocated transaction costs of $5.3 million. The debt discount is being amortized to interest expense over the term of the 2007 Notes, net of interest capitalized. There was no cumulative effect on accumulated deficit of the change in accounting principle as of January 1, 2007 as the 2007 Notes were not issued until June 2007. As required by the provisions of the new guidance we are retroactively adjusting our 2007 and 2008 financial statements.

        Our net loss for the year ended December 31, 2009 of $186.3 million, or $1.32 per share, includes $4.3 million, or $0.03 per share, of incremental interest and other expense due to the adoption of the new guidance.

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

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The following tables set forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of operations for the twelve months ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Year ended December 31, 2008
	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(29,803)	$(6,536)	$(36,339)
Net loss	$(315,405)	$(6,536)	$(321,941)
Net loss per share	$(2.30)	$(0.05)	$(2.35)

	Year ended December 31, 2007
	As previously reported	Implementation adjustments	As adjusted
Interest and other expense	$(15,129)	$(5,350)	$(20,479)
Net loss	$(211,136)	$(5,350)	$(216,486)
Net loss per share	$(1.59)	$(0.04)	$(1.63)

        The following tables set forth the effect of the retroactive adjustment of the applicable line items within the accompanying consolidated statement of cash flows for the twelve months ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31, 2008
	As previously reported	Implementation adjustments	As adjusted
Net loss	$(315,405)	$(6,536)	$(321,941)
Amortization of debt discount and debt issuance costs	$3,796	$6,536	$10,332

	Year ended December 31, 2007
	As previously reported	Implementation adjustments	As adjusted
Net loss	$(211,136)	$(5,350)	$(216,486)
Amortization of debt discount and debt issuance costs	$2,234	$5,350	$7,584

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Net Product Sales

        We sell BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. We record product sales net of allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and report product sales net of such allowances. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future. We recorded an allowance related to the Department of Defense's (DOD) Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective on May 26, 2009. The final rule clarified the DOD's interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself. In consideration of this final rule we recorded an allowance of $8.2 million for such rebates in the twelve months ended December 31, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

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

Revenues Under Collaborative Agreements

        Revenues under collaborative agreements consist of the amortization of product and technology license fees and milestone payments earned. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

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

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Research and Development Expenses

        Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third- party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with such activities based on our estimate of management fees, site management and monitoring costs, and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.

Concentrations of Risk

        We rely on third-party manufacturers for the production of our products and drug candidates. If our third-party manufacturers are unable to continue manufacturing our products and/or drug candidates, or if we lose one of our sole source suppliers used in our manufacturing processes, we may not be able to meet market demand for our products and could be materially and adversely affected.

        We have a collaboration agreement with Lilly under which Lilly provides funding for development and commercialization expenses for BYETTA and exenatide once weekly at various cost sharing percentages depending upon whether the product is to be utilized in the United States or outside the United States. Lilly co-promotes the product with us in the United States, is responsible for commercializing the product outside the United States and manufactures pen devices for the administration of BYETTA. See Note 4 for more detailed information regarding this collaboration. If Lilly is unable to perform these activities we may be unable to meet market demand for our products and could be materially and adversely affected.

        We have a collaboration agreement with Takeda Pharmaceutical Company Limited (Takeda) for the development and commercialization of pharmaceutical products for obesity and related indications. Under this agreement Takeda will provide funding for development and commercialization expenses. If Takeda is unable to perform these activities or were to terminate our collaboration with them, we would likely need to find a third party collaborator to continue developing our obesity program, which we may be unable to do.

        We are also subject to credit risk from our accounts receivable related to product sales. We sell our products in the United States primarily to wholesale distributors. Our top four customers represented approximately 95% of net product sales in 2009 and 94% of the accounts receivable balance at December 31, 2009. We evaluate the credit worthiness of our customers and generally do not require collateral. We have not experienced any material losses on uncollectible accounts receivable to date.

        Net product sales for the years ended December 31, 2009, 2008 and 2007 were $754.0 million, $765.3 million and $701.5 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The following table provides information regarding net product sales by product (in millions):

	Year ended December 31,
	2009	2008	2007
BYETTA	$667.6	$678.5	$636.0
SYMLIN	86.4	86.8	65.5

	$754.0	$765.3	$701.5

        Three of our customers each accounted for more than 10% of total net product sales for the years ended December 31, 2009 and 2008 and two of our customers each accounted for more than 10% of total net product sales for the year ended December 31, 2007. The following table summarizes the percent of our total net product sales that were attributed to each of these three customers (as a % of net product sales):

	Year ended December 31,
	2009	2008	2007
McKesson Corporation	38%	38%	40%
Cardinal Health, Inc.	35%	36%	35%
Medco Health Solutions	12%	12%	*

*
Less than 10%

        We invest our excess cash in U.S. Government securities, securities of agencies sponsored by the U.S. Government, asset-backed securities, mortgage-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. The primary goal of these guidelines is to safeguard principal and they are periodically reviewed. These guidelines prohibit investments in auction rate securities. Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents and short-term investments.

Cash and Cash Equivalents

        We consider instruments with a maturity date of less than 90 days from the date of purchase to be cash equivalents. Cash and cash equivalents include cash collateral for derivative financial instruments of $3.5 million at both December 31, 2009 and 2008, respectively.

Fair Value Measurements

        The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Short-Term Investments

        Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

Accounts Receivable

        Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $0.7 million and $0.6 million at December 31, 2009 and 2008, respectively.

Inventories, net

        Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $0.3 million and $5.1 million at December 31, 2009 and December 31, 2008, respectively. Raw materials consist of bulk drug material for BYETTA and SYMLIN. Work-in-process inventories consist of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process SYMLIN vials. Finished goods inventories consist of BYETTA drug product

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

in a disposable pen/cartridge delivery system, finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.

        We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be recognized. As of December 31, 2009 and 2008 we have not capitalized any costs associated with pre-launch inventory for exenatide once weekly.

Property, plant and Equipment

        Property, plant and equipment is recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Land improvements	Lesser of the lease term or the useful life
Laboratory equipment	5 to 10 years
Leasehold improvements	Lesser of the lease term or the useful life
Production equipment	10 years
Office equipment, furniture and computer software	3 to 5 years
Buildings	15 to 40 years

        We recorded depreciation expense of $37.8 million, $29.2 million, and $19.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.

        Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest cost is amortized as depreciation expense over the estimated useful life of the asset.

        FDA validation costs, which to date relate to our manufacturing facility for exenatide once weekly, are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their initial intended use, and are amortized over the estimated useful life of the asset.

        We record impairment losses on property, plant and equipment used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We are subject to regulatory requirements with respect to our currently approved products and product candidates that can result in us not obtaining approval for product candidates in development or even discontinuance of the ability to sell our existing products. Therefore, we must regularly evaluate our ability to realize assets associated with our products and product candidates. As of December 31, 2009 there are no indicators of impairment associated with such assets. We also record assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. For the year ended December 31, 2008, we recorded $8.8 million in asset impairments related to impaired leasehold improvements associated with facility leases we will no longer use in our operations as part of our restructuring discussed in Note 5. While we have a history of operating and cash flow losses, we believe the expected future cash flows to be received support the carrying value of our long-lived assets and accordingly, we have not recognized any material impairment losses as of December 31, 2009.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Computer Software Costs for Internal Use

        We capitalize costs of computer software developed or obtained for internal use. Capitalized computer software costs are amortized as depreciation expense on a straight-line basis over the estimated useful life of software, generally three years.

Investments in Unconsolidated Entities

        We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both. Our share of the income or losses of these entities is included in interest and other expense, and the investments, which have a net book value of $3.2 million and $4.7 million at December 31, 2009 and December 31, 2008, respectively, are included in other long-term assets. We recorded $4.0 million, $4.5 million and $1.8 million of equity method investee losses during the years ended December 31, 2009, 2008 and 2007, respectively. We recognized an impairment loss of $9.0 million in 2008 on one of our equity method investments after assessing the financial and technical performance of the entity in which the investment was made as well as the entity's ability to raise additional capital in significantly deteriorated financial markets to fund ongoing operations. There were no such impairments during the year ended December 31, 2009.

Patents

        We have filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Certain legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Gross capitalized patent costs were approximately $5.9 million and $5.5 million at December 31, 2009 and 2008, respectively. Accumulated amortization was approximately $3.1 million and $2.6 million at December 31, 2009 and 2008, respectively. Patents are classified as other long-term assets in the accompanying consolidated balance sheets. We recorded patent amortization expense of $0.4 million, $0.4 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized costs related to patent applications are expensed as a selling, general and administrative expense in the period during which a determination not to pursue such applications is made. Such expenses were not material in the years ended December 31, 2009, 2008 and 2007, respectively.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

        Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Years ended December 31,
	2009	2008	2007
Antidilutive options to purchase common stock	209	2,957	6,767
Antidilutive shares underlying convertible senior notes	15,238	15,238	11,136

	15,447	18,195	17,903

In future periods, if we report net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Derivative Financial Instruments

        We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other income and interest and other expense. The fair value of our derivative financial instruments was a net liability of $2.9 million and $4.8 million at December 31, 2009 and 2008, respectively. We have determined that our derivative financial instruments are defined as Level 2 in the fair value hierarchy. We recognized unrealized gains on derivative financial instruments of $1.9 million for the year ended December 31, 2009 and unrealized losses on derivative financial instruments of $4.9 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

        The following table summarizes the fair value and balance sheet classification of our derivative financial instruments (in thousands):

	December 31, 2009		December 31, 2008
	Fair Value	Balance sheet location	Fair Value	Balance sheet location
Foreign currency derivative contracts	$(100)	Other current liabilities	$160	Other current assets
Interest rate derivative contract (Note 8)	(2,813)	Other long-term obligations, net of current portion	(4,991)	Other long-term obligations, net of current portion

	$(2,913)		$(4,831)

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

        Comprehensive loss includes net loss and unrealized gains and losses on investments. We disclose the accumulated balance of other comprehensive loss as a separate component of stockholder's equity.

Accounting for Stock-Based Compensation

        We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, we expense the estimated fair value of non-cash stock awards granted to our employees, including the effect of estimated forfeitures, over the requisite employee service period, which is generally the vesting period. The fair value method of accounting applies to awards granted subsequent to January 1, 2006, the date the fair value method of accounting for stock-based compensation arrangements became effective, and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash compensation expense for awards outstanding as of January 1, 2006 is being recognized over the remaining service period of the award using the compensation cost calculated for pro-forma disclosure purposes under the former guidance.

        We use the Black-Scholes model to estimate the fair value of non-cash, stock-based payments granted to employees. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted and employee stock purchase rights during those periods are as follows:

	Years ended December 31,
	2009	2008	2007
Volatility—Stock option plans	80.9%	46.5%	44.2%
Volatility—Employee stock purchase rights	97.9%	56.8%	27.9%
Expected life in years—Stock option plans	4.3	4.2	5.4
Expected life in years—Employee stock purchase rights	0.5	0.5	0.5
Risk-free interest rate—Stock option plans	1.6%	3.4%	4.7%
Risk-free interest rate—Employee stock purchase rights	0.4%	1.9%	4.9%
Dividend yield	—%	—%	—%
Weighted average estimated fair value per share of stock options granted	$5.73	$10.43	$18.01
Weighted average estimated fair value per share of employee stock purchase rights granted	$4.04	$7.14	$10.01

        We estimate volatility based upon the historical volatility of our common stock for a period corresponding to the expected term of our employee stock options and the implied volatility of market-traded options on our common stock with various maturities between six months and two years. The determination to use implied volatility in addition to historical volatility was based upon the availability of actively traded options on our common stock and our assessment that the addition of implied volatility is more representative of future stock price trends than historical volatility alone.

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

        Stock-based compensation expense recognized is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. We estimate forfeitures based upon historical forfeiture rates, and will adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods.

        Total employee non-cash stock-based compensation expense by operating statement classification is presented below (in thousands):

	Year ended December 31,
	2009	2008	2007
Selling, general and administrative expenses	$28,351	$33,977	$35,420
Research and development expenses	15,411	21,138	23,644
Restructuring	—	786	—

Total	$43,762	$55,901	$59,064

Employee non-cash, stock-based compensation expense per share, basic and diluted	$0.31	$0.41	$0.45

        Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and did not impact our reported cash flows for the years ended December 31, 2009, 2008 and 2007.

        We also record non-cash expense associated with our Employee Stock Ownership Plan, or ESOP. Total non-cash ESOP expense by operating statement classification is presented below (in thousands):

	Year ended December 31,
	2009	2008	2007
Selling, general and administrative expenses	$9,359	$11,267	$10,022
Research and development expenses	6,886	8,529	7,269
Restructuring	—	417	—

Total	$16,245	$20,213	$17,291

Recently Issued Accounting Standards

        In April 2009, the FASB issued a new accounting standard providing guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies previous accounting standards to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that this guidance

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

is applicable to acquisitions completed after January 1, 2009 and we did not have any business combinations during 2009, the adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued authoritative guidance that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on our financial position or results of operations.

        In June 2009, the FASB issued authoritative guidance that amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for us for interim and annual periods beginning after January 1, 2010. The adoption of this standard will not have an impact on our financial position or results of operations.

        In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The new guidance is effective for reporting periods beginning after August 28, 2009, which means that it became effective for our fourth quarter beginning October 1, 2009. The adoption of this new guidance did not have a material effect on our financial position, results of operations or cash flows.

        In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009. As of December 31, 2009, we do not have any investments that fall within the scope of this new guidance and therefore we do not anticipate that this standard will have a material impact on our consolidated financial statement disclosures.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

2. Investments

        The following is a summary of our short-term investments as of December 31, 2009 and 2008 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Estimated Fair Value
December 31, 2009
U.S. Treasury securities	$187,892	$66	$(2)	$187,956
Obligations of U.S. Government-sponsored enterprises	60,280	47	(453)	59,874
Corporate debt securities	278,872	917	(99)	279,690
Asset backed securities	19,963	37	(576)	19,424

Total	$547,007	$1,067	$(1,130)	$546,944

December 31, 2008
U.S. Treasury securities	$130,193	$449	$—	$130,642
Obligations of U.S. Government-sponsored enterprises	129,197	656	(1,494)	128,359
Corporate debt securities	294,805	175	(4,090)	290,890
Asset backed securities	33,081	4	(3,401)	29,684

Total	$587,276	$1,284	$(8,985)	$579,575

(1)
Other comprehensive loss included unrealized losses of $1.6 million and $3.3 million on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at December 31, 2009 and 2008, respectively.

        The gross realized gains on sales of available-for-sale securities totaled approximately $0.7 million, $2.6 million and $1.1 million and the gross realized losses totaled $0.6 million, $4.6 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

        Contractual maturities of short-term investments at December 31, 2009 were as follows (in thousands):

Fair Value
Due within 1 year	$465,263
After 1 but within 5 years	53,224
After 5 but within 10 years	1,437
After 10 years	27,020

Total	$546,944

        For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S Government-sponsored enterprises in the table above, and asset-backed securities.

        The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$10,635	$(2)	$—	$—	$10,635	$(2)
Obligations of U.S Government-sponsored enterprises	17,166	(118)	17,629	(335)	34,795	(453)
Corporate debt securities	25,420	(42)	12,498	(57)	37,918	(99)
Asset backed securities	2,560	(52)	15,567	(524)	18,127	(576)
Mortgage-backed securities	—	—	—	—	—	—

	$55,781	$(214)	$45,694	$(916)	$101,475	$(1,130)

        During the year ended December 31, 2009 we recognized a $1.4 million other-than-temporary impairment loss for credit-related losses associated with two securities in our portfolio. The impairment loss was based upon the difference between the amortized cost basis and the observed market prices for the securities. During the year ended December 31, 2008 we recognized a $5.9 million other-than-temporary impairment loss on an investment in a corporate debt security based upon an assessment of the impact of bankruptcy proceedings of the debt issuer on the recoverability of our investment. The unrealized losses on our remaining investments are due to the increased volatility in the markets impacting the classes of securities we invest in and are not due to a deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Other Financial Information

        Inventories consist of the following (in thousands):

	At December 31,
	2009	2008
Raw materials	$67,446	$74,140
Work-in process	18,335	21,382
Finished goods	13,919	20,301

	$99,700	$115,823

        Other current assets consist of the following (in thousands):

	At December 31,
	2009	2008
Prepaid expenses	$58,032	$30,335
Interest and other receivables	13,740	3,681
Other current assets	6,709	7,022

	$78,481	$41,038

        Property, plant and equipment consist of the following (in thousands):

	At December 31,
	2009	2008
Land and land improvements	$12,196	$11,876
Laboratory equipment	57,354	34,275
Leasehold improvements	71,969	71,379
Production equipment	78,605	13,610
Office equipment, furniture and computer software	88,369	82,852
Buildings	154,860	51,278
Construction in progress	436,959	474,125

	900,312	739,395
Less accumulated depreciation and amortization	(120,254)	(83,951)

	$780,058	$655,444

        Construction in progress includes costs associated with our manufacturing facility for exenatide once weekly, which is currently under construction in Ohio (see Note 4) and costs associated with the exenatide once weekly pen device. During 2009 we placed into service bulk manufacturing components. Construction in progress as of December 31, 2008 has been adjusted to include additional capitalized interest of $18.5 million as a result of the required retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 1).

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Other Financial Information (Continued)

        Other current liabilities consist of the following (in thousands):

	At December 31,
	2009	2007
Accrued rebate discounts	$40,735	$28,575
Accrued expenses	34,789	43,482
Other current liabilities	19,639	18,068

	$95,163	$90,125

4. Collaborative Agreements

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

        Effective January 1, 2009, we implemented new authoritative guidance related to accounting for collaborative arrangements. The new guidance requires that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. We evaluated our collaborative agreements for proper statement of operations classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the statement of operations classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expenses and amounts due to our collaborative partners related to sharing of commercialization expenses are generally reflected as selling, general and administrative expenses. Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments made related to approved drugs (of which there have been none to date) will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received (of which there have been none to date) will generally be reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold. The adoption of the new guidance related to accounting for collaborative arrangements did not affect our financial position or results of operations.

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

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

Collaboration with Eli Lilly and Company

        In September 2002, we and Lilly entered into a Collaboration Agreement for the global development and commercialization of exenatide (the "agreement"). The agreement was amended in 2006 and in 2009.

        This agreement includes BYETTA and any sustained release formulations of exenatide such as once weekly exenatide, our once-weekly formulation of exenatide for the treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between us and Lilly. In 2005, we received United States Food and Drug Administration (FDA) approval for the twice-daily formulation of exenatide, which is marketed in the United States under the trade name BYETTA. The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. Lilly is responsible for 100% of the costs related to development of exenatide once weekly and BYETTA for sale outside of the United States. Lilly is responsible for 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

        At signing, Lilly made initial non-refundable payments to us totaling $80 million, of which $50 million was amortized to revenues under collaborative agreements prior to 2004. The remaining $30 million was amortized to revenues ratably over a seven-year period which ended in 2009 and represented our estimate of the period of our performance of significant development activities under the agreement.

        In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as exenatide once weekly, of which $75 million have been paid through December 31, 2009. No additional development milestones may be earned under the collaboration agreement. In December 2007, we received milestone payments of $30 million associated with the results of a thirty week comparator study of exenatide once weekly and BYETTA in patients with type 2 diabetes. Since the New Drug Application filing for exenatide once weekly did not occur by December 31, 2007, Lilly was entitled to convert the milestones into shares of our common stock at a conversion price equal to the immediately preceding twenty day average closing market price of our common stock on December 31, 2007. In February 2008 Lilly elected to convert the milestones into common stock and received 0.8 million shares of our common stock at a conversion price equal to $37.9535.

        Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $40 million have been paid and recorded as revenue through December 31, 2009. Remaining milestones relate primarily to the commercial launch of exenatide once weekly in selected territories throughout the world, including $40 million for the launch in the United States.

        In October 2008, we and Lilly entered into an Exenatide Once Weekly Supply Agreement (the "supply agreement") pursuant to which we will supply commercial quantities of exenatide once weekly for sale in the United States, if approved by the United States Food and Drug Administration, or FDA.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

In addition, if Lilly receives approval to market the product in jurisdictions outside the United States, we will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions.

        Under the terms of the exenatide once weekly supply agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly's share of the capital investment made in our manufacturing facility in Ohio, that otherwise would have been included in the cost of product produced at the facility and charged to Lilly through our arrangements with them. In addition to this cash payment, we will recover Lilly's share of the capital investment in the facility through an allocation of depreciation expense in cost of goods as discussed below. Under the terms of the supply agreement, we have agreed not to charge Lilly for Lilly's share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. Accordingly we have determined that a portion of the $125 million payment, amounting to $37.7 million at December 31, 2009, represents a reimbursement to us of Lilly's share of interest costs capitalized to the facility that will be credited to Lilly for its share of the capitalized interest included in the cost of goods sold for exenatide once weekly as incurred. We have concluded that any excess amount represents deferred collaborative revenue for services to be provided to Lilly under the supply agreement that will be amortized ratably over the economic useful life of the exenatide once weekly product following its commercial launch. The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at December 31, 2009, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. Under certain circumstances, including upon an impairment of the exenatide once weekly manufacturing facility, Lilly may receive a credit for the unearned portion of the $125 million payment which will be applied against Lilly's share of the impairment charge. The $125 million payment is not refundable to Lilly if exenatide once weekly does not receive regulatory approval unless such non-approval results in an impairment as discussed above.

        In addition to the $125 million cash payment, we will recover Lilly's share of the over $500 million initial capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with the collaboration agreement. Subsequent capital investments, including those for the exenatide once weekly pen device, are subject to separate cost sharing terms, as described below. We retain ownership of the facility and Lilly's share of the capital investment to be recovered through the sharing of cost of goods sold is initially estimated to be 55% subject to adjustment based upon the allocation of the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

        In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time beginning on December 1, 2009 and ending on June 30, 2011. Any interest due under the credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014. As of December 31, 2009 we have not drawn upon this credit facility.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

        In April 2009, we and Lilly announced the restructuring of the exenatide operations in order to improve alliance effectiveness, increase financial and operational efficiencies and maximize the value of BYETTA and exenatide once weekly. Additionally, we and Lilly amended our collaboration agreement to require one year's notice should Lilly terminate the agreement without cause. Previously, the agreement required nine-month's notice. In addition, we and Lilly also agreed that internal marketing costs, which were previously not shared, are now shared within the alliance.

        In May 2009, we and Lilly entered into a Cost Allocation Agreement (the "cost allocation agreement") which amends the exenatide development and commercialization cost-sharing provisions contained in the companies' Collaboration Agreement and Exenatide Once Weekly Supply Agreement, or the Agreements.

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

  •
  Lilly will assume 100% of all exenatide development and commercialization expenses that generate utility predominantly outside the United States. Under the previous cost-sharing arrangement, we were responsible for 20% of some of these expenses; and

  •
  The royalty structure for exenatide revenues generated outside the United States has been modified to reflect Lilly's revised expense burden, with a reduction in Lilly's royalty payments to us.

        The companies will continue to equally share all exenatide development and commercialization expenses that generate utility predominately in the United States.

        In May 2009, we and Lilly entered into a joint supply agreement for an exenatide once weekly pen device. We and Lilly agreed to cooperate in the development, manufacturing and marketing of exenatide once weekly in a dual chamber cartridge pen configuration. We and Lilly will share the capital and development costs of the pen, including the estimated total capital investment of approximately $216 million which is expected to be incurred over the next few years. We and Lilly have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred. Through December 31, 2009, we have incurred $97.7 million in capital expenditures associated with the exenatide once weekly pen, which amount is included in construction in progress. We have billed Lilly $54.6 million for these expenditures, of which $46.6 million has been received by us. Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly's share of the depreciation included in cost of goods sold for the exenatide once weekly pen device as incurred.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

        The following table summarizes the milestones received during the years ended December 31, 2009, 2008 and 2007 and the manner of recognition in the accompanying consolidated financial statements:

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

(1)
In February 2008, Lilly elected to convert these milestones into shares of our common stock.

        We recorded revenue under this collaborative agreement of $3.1 million, $4.3 million and $19.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. We recorded $66.6 million, $69.3 million and $60.3 million of cost-sharing payments due from Lilly for the twelve months ended December 31, 2009, 2008 and 2007, respectively, related to the sharing of BYETTA and exenatide once weekly development expenses, which are included as a reduction of research and development expenses in the accompanying consolidated statements of operations. We recorded expense of $5.3 million, $2.5 million and $22.0 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively, for amounts due to Lilly for shared sales force expenses, marketing expenses and other commercial support, which are included in selling, general and administrative expenses.

Collaboration with Alkermes, Inc.

        In May 2000, we signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of an injectable long-acting formulation of exenatide, or exenatide once weekly.

        Under the terms of the agreement, Alkermes has granted us an exclusive, worldwide license to its Medisorb® technology for the development and commercialization of injectable sustained release formulations of exendins, such as exenatide, and other related compounds that we may develop. In exchange, Alkermes receives funding for research and development and may earn future milestone payments upon achieving specified development and commercialization goals. Alkermes will also receive royalties on any future product sales.

        In October 2005, we and Alkermes Controlled Therapeutics II, a wholly owned subsidiary of Alkermes, Inc., entered into an Amendment to Development and License Agreement (the

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

"Amendment"), which amends the Development and License Agreement between the parties dated May 15, 2000. Under the terms of the Amendment, we will be responsible for manufacturing for commercial sale the once weekly dosing formulation of exenatide once weekly, if approved. The royalty to be paid from us to Alkermes for commercial sales of exenatide once weekly was adjusted to reflect the new manufacturing arrangement.

        In December 2005, our wholly-owned subsidiary, Amylin Ohio LLC, purchased an existing building and land to house our manufacturing facility in Ohio and we are responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. At December 31, 2009 we had capitalized $701.9 million associated with the construction and validation of this facility, including $97.7 million in capital expenditures associated with the exenatide once weekly pen device.

Collaboration with Takeda Pharmaceutical Company, Ltd

        On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the development agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the development agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the development agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of December 31, 2009 deferred revenue associated with the Takeda collaboration equaled $73.8 million, of which $66.3 is classified as long-term.

        We will also receive certain payments upon the achievement of milestone events including: (i) up to $200 million for achieving development milestones with respect to two specific products and up to $50 million for achieving development milestones with respect to any additional products; (ii) up to $140 million per product for achieving commercial milestones related to the first sale of a product in various territories; and (iii) up to $800 million per product for the achievement of certain sales based milestones. Takeda will also pay us double digit tiered royalties based on total annual sales of products.

        We will be responsible for executing all development activities for each product through the completion of all phase 2 clinical trials of such products for the purpose of obtaining regulatory approval in the United States. We will also be responsible for certain third party royalties. Takeda will be responsible for the execution of all other development activities for the purpose of obtaining regulatory approval in and outside the United States. Throughout the term of the development agreement, Takeda will generally be responsible for 80% of the development costs associated with obtaining approval for the products in the United States and we will be responsible for 20% of such costs, except for certain clinical safety trial costs for which we will have additional cost-sharing responsibility. Takeda will be responsible for 100% of all development costs associated with obtaining approval for the products outside the United States.

        Takeda will be responsible for commercializing the products in and outside the United States and will be responsible for all commercialization costs associated with the products. We will have the option to co-commercialize the first 2 approved products containing different clinically active ingredients and any follow-on products containing the identical ingredients. The development agreement will terminate at Takeda's election or upon the expiration of all Takeda payment obligations to Amylin.

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

        We recorded revenue under this collaborative agreement of $1.3 million for the amortization of the up-front payment. We recorded $1.5 million of cost-sharing payments due from Takeda for the twelve months ended December 31, 2009, which are included as a reduction of research and development expenses in the accompanying consolidated statements of operations.

Other Collaborations

        In connection with our strategic equity investments, we have entered into collaborative agreements with certain of our equity method investees. We received research and development cost-sharing reimbursements under these collaborative agreements of $2.5 million, $1.2 million and $0.7 million in the years ended December 31, 2009, 2008 and 2007, respectively. The cost sharing reimbursements were recorded as a reduction to research and development costs.

5. Restructuring

        On November 10, 2008, we announced a corporate restructuring, or the 2008 Restructuring that reduced our San Diego work force by approximately 25 percent or 330 employees. In connection with the 2008 Restructuring, we recorded restructuring charges of $54.9 million which are reported as a separate line item in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008.

        In May 2009, we announced a restructuring of our sales force to merge our existing primary care and specialty sales forces into a single organization or the 2009 Restructuring. The 2009 Restructuring reduced the total number of Amylin sales representatives by approximately 200 employees. We recorded restructuring charges of $17.0 million during the year ended December 31, 2009 consisting of employee separation costs and facilities related charges.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring (Continued)

        The following table summarizes the components of the restructuring charges (in thousands):

	Year ended December 31,
	Accruals	Non-cash items	Total
2008 Activity
Facilities related charges	$38,447	$(7,156)	$31,291
Employee separation costs	13,118	786	13,904
Asset impairments	—	8,796	8,796
Other restructuring charges	935	—	935

Balance as of December 31, 2008:	$52,500	$2,426	$54,926

2009 Activity
Facilities related charges	5,391	213	5,604
Employee separation costs	10,629	281	10,910
Other restructuring charges	466	—	466

Balance as of December 31, 2009:	$16,486	$494	$16,980

        Facility related charges consist of estimated losses associated with certain facility leases in our San Diego campus which we no longer use in our operations and which we ceased using in the quarter ended December 31, 2008. These losses represent the remaining lease payments and other costs due under the lease and costs associated with obtaining sub-leases, net of sub-lease income under executed sub-leases. To the extent sub-leases have not yet been signed, we assumed reasonably expected sub-lease income which we determined based upon our assessment of market conditions for similar rental properties in our geographic area, both of which are discounted at a credit-adjusted risk-free rate of 10%. During the year ended December 31, 2009 we revised the estimated losses associated with the facility leases we ceased using in 2008 based upon recently executed sub-lease agreements and a related reassessment of current market conditions and recorded an additional loss of $5.6 million, bringing the total facilities related charges for the two years ended December 31, 2009 to $36.9 million. As of the year ended December 31, 2009, the estimated losses associated with the facilities with executed sub-leases accounted for approximately $19.9 million of the total facility related charges of $36.9 million. We expect to incur approximately $11.4 million of accretion expense over the remaining term of the leases, which have expiration dates from 2015 to 2018.

        Employee separation costs for the 2008 Restructuring consist primarily of salaries and benefits earned during the minimum notification period prescribed by law and severance costs associated with the reduction in our workforce. Employee separation costs for the 2009 Restructuring consist primarily of severance costs. Asset impairments primarily relate to impaired leasehold improvements associated with the facility leases discussed above. Other restructuring charges consist of incremental direct costs associated with the 2008 and 2009 Restructuring.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring (Continued)

        The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2007	$—	$—	$—	$—
Accruals	13,118	38,447	935	52,500
Payments	(4,827)	—	(935)	(5,762)

Balance at December 31, 2008	$8,291	$38,447	$—	$46,738
Accruals	10,629	5,391	466	16,486
Payments	(18,920)	(14,826)	(466)	(34,212)
Accretion of sub-lease expense	—	2,968	—	2,968

Balance at December 31, 2009	$—	$31,980	$—	$31,980

        We have substantially completed all of the activities included in the restructuring plans for both 2008 and 2009. All of the costs associated with the 2008 and 2009 Restructurings were incurred during the years ended December 31, 2009 and 2008.

6. Commitments and Contingencies

Lease Commitments

        We lease our facilities under operating leases, with various terms, the majority of which expire between 2015 and 2019. The minimum annual rent on our facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent totaled $8.7 million and $8.3 million at December 31, 2009 and 2008, respectively, of which $7.9 million and $7.6 million is included in other long-term obligations, net of current portion in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. Certain of our facility leases contain incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements we have incurred. These incentives are recognized as a reduction of rental expense on a straight-line basis over the term of the respective leases. Unamortized leasehold improvement incentives totaled $9.0 million for both years ended December 31, 2009 and 2008, of which $7.8 million and $7.9 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.

        We lease vehicles for our field force under operating leases, with lease terms up to four years, of which the first year is non-cancellable. Minimum future payments for the non-cancellable term of these leases are $0.1 million at December 31, 2009.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

        Minimum future annual obligations for facility and vehicle operating leases for years ending after December 31, 2009 are as follows (in thousands):

2010	$23,234
2011	23,790
2012	24,430
2013	25,055
2014	25,731
Thereafter	65,295

Total minimum lease payments	$187,535

        Rent expense for the years ended December 31, 2009, 2008 and 2007, was $12.5 million, $18.9 million and $16.2 million, respectively.

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

        As of December 31, 2009, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $260.0 million in aggregate, of which $9.5 million is expected to be paid over the next twelve months.

        We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum contractual purchase commitments total $78.1 million as of December 31, 2009, the majority of which relate to exenatide once weekly and BYETTA, including minimum inventory purchases for exenatide once weekly of $37.6 million that are contingent upon FDA approval of exenatide once weekly.

        As of December 31, 2009, commitments to complete construction of our exenatide once weekly manufacturing facility in Ohio are $2.7 million and commitments associated with capital investments on the exenatide once weekly pen device are $46.1 million.

7. Convertible Senior Notes

        In April 2004, we issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011 in a private placement, referred to as the 2004 Notes. The 2004 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. We incurred debt issuance

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible Senior Notes (Continued)

costs of $6.4 million in connection with the issuance of the 2004 Notes, which are being amortized to interest expense over the term of the 2004 Notes and had a net book value of $1.2 million and $2.1 million at December 31, 2009 and 2008, respectively. Amortization expense associated with these debt issuance costs was approximately $0.9 million for each of the years ended December 31, 2009, 2008 and 2007. The fair value of the 2004 Notes, determined by observed market prices, was $192.1 million and $150.0 million at December 31, 2009 and 2008, respectively.

        Upon a change in control, the holders of the 2004 Notes may elect to require us to re-purchase the 2004 Notes. We may elect to pay the purchase price in common stock instead of cash, or a combination thereof. If paid with common stock the number of shares of common stock a holder will receive will be valued at 95% of the average closing prices of our common stock for the five-day trading period ending on the third trading day before the purchase date.

        In June 2007, we issued the 2007 Notes in a private placement, which have an aggregate principal amount of $575 million, and are due June 15, 2014. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. In addition, if a "fundamental change" (as defined in the associated indenture agreement) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of notes that elects to convert our notes in connection with such fundamental change. The maximum conversion rate is 22.9252 ($43.62 per share), which would result in a maximum issuance 13.2 million shares of common stock if all holders converted at the maximum conversion rate.

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

        Subject to certain exceptions, if we experience a "designated event" (as defined in the associated indenture agreement) including a "fundamental change," including if a majority of our Board of Directors ceases to be composed of a majority of the existing directors or other individuals approved by a majority of the existing directors, holders of the 2007 Notes will, for the duration of the notes, have the option to require us to repurchase all or any portion of their 2007 Notes. The designated event

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible Senior Notes (Continued)

repurchase price will be 100% of the principal amount of the 2007 Notes to be purchased plus any accrued interest up to but excluding the relevant repurchase date. We will pay cash for all notes so repurchased. We may not redeem the Notes prior to maturity.

        The 2007 Notes have been registered under the Securities Act of 1933, as amended, to permit registered resale of the 2007 Notes and of the common stock issuable upon conversion of the 2007 Notes. Subject to certain limitations, we will be required to pay the holders of the 2007 Notes special interest on the 2007 Notes if we fail to keep such registration statement effective during specified time periods. The 2007 Notes pay interest in cash, semi-annually in arrears on June 15 and December 15 of each year, which began on December 15, 2007. We incurred debt issuance costs of $16.3 million in connection with the issuance of the 2007 Notes. As a result of our adoption of the new accounting guidance for convertible debt instruments (Note 1), we retrospectively allocated a portion of the debt issuance costs to equity which resulted in total revised debt issuance costs of $11.1 million and recorded a debt discount of $180.3 million. The debt discount and issuance costs are being amortized to interest expense over the term of the 2007 Notes. The effective interest rate on the net carrying value of the 2007 Notes was 9.3% for year ended December 31, 2009.

        The net book value of debt issuance costs as of December 31, 2009 was $7.0 million. After giving effect to the aforementioned retrospective adjustment, the debt issuance costs had a net book value of $8.6 million and $10.2 million at December 31, 2008 and 2007, respectively. Amortization expense associated with these debt issuance costs was $1.6 million for both of the years ended December 31, 2009 and 2008 and $0.9 million for the year ended December 31, 2007. The fair value of the 2007 Notes, determined by observed market prices, was $453.0 and $260.4 million at December 31, 2009 and 2008 respectively.

        As discussed in Note 1, the 2007 Notes are within the scope of the new authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion because we have the option to elect net-share settlement upon conversion.

        The carrying amount of the equity component of the 2007 Notes was $180.3 million at both December 31, 2009 and 2008. At December 31, 2009, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, approximately five years.

8. Long-Term Note Payable

        In December 2007, we entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. At December 31, 2009 we had an outstanding balance of $93.8 million under the term loan and had issued $8.9 million of standby letters of credit under the revolving credit facility, primarily in connection with office leases.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Note Payable (Continued)

        Our domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement. The loans under the revolving credit facility are collateralized by substantially all of our (including the two domestic subsidiaries) assets (other than intellectual property and certain other excluded collateral). The term loan is repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter 12. Interest on the term loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on our election of either one, two, three, or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due. We have elected to use the three month LIBOR, which was 0.25% at December 31, 2009. Interest periods on the revolving credit facility may be either one, two, three, or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by us. Both loans have a final maturity date of December 21, 2010.

        The credit agreement contains certain covenants, including a requirement to maintain minimum unrestricted cash and cash equivalents balances, as defined in the agreement, in excess of $400 million, below which certain limitations provided for in the agreement become effective. The credit agreement also contains certain events of default including unrestricted cash and cash equivalents balances, as defined in the agreement, falling below $280 million, nonpayment of principal, interest, fees or other amounts, violation of covenants, inaccuracy of representations and warranties and default under other indebtedness that would permit the administrative agent to accelerate our outstanding obligations if not cured within applicable grace periods. In addition, the credit agreement provides for automatic acceleration upon the occurrence of bankruptcy, other insolvency events and a change in control as defined in the credit agreement, including if a majority of our Board of Directors ceases to be composed of the existing directors or other individuals approved by a majority of the existing directors. There is an annual commitment fee associated with the revolving credit facility of 0.25%.

        Maturities of long-term debt for years ending after December 31, 2009 are as follows (in thousands):

2010	$93,750
Thereafter	—

Total minimum long-term debt payments	$93,750

        We incurred debt issuance costs of $1.7 million in connection with the credit agreement, which are being amortized to interest expense on a straight-line basis over the term of the credit agreement and had a net book value of $0.5 million and $1.1 million at December 31, 2009 and 2008, respectively. Amortization expense associated with these debt issuance costs was $0.6 million for both of the years ended December 31, 2009 and 2008 and $15.3 thousand for the year ended December 31, 2007.

        In connection with the execution of the Term Loan, we entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007 that has resulted in a fixed rate of 5.717% and matures on December 21, 2010. We determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy. As of, and for the year ended, December 31 2009 the

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Note Payable (Continued)

fair value of the interest rate swap agreement was a liability of $2.8 million and the recognized gain on the interest rate swap was $2.2 million. As of, and for the year ended, December 31, 2008 the fair value of the interest rate swap was a liability of $5.0 million and the recognized loss on the interest rate swap was $4.6 million. Recognized gains and losses on the interest rate swap are included in interest and other expense.

9. Stockholders' Equity

Stock-based Compensation Plans

  Stock Option Plans

        We have two stock option plans under which we currently grant stock options: the 2009 Equity Incentive Plan, or the 2009 Plan, and the 2003 Non-Employee Directors' Stock Option Plan, or the 2003 Directors' Plan. The 2009 Plan replaced the 2001 Stock Option Plan, or the 2001 Plan. Options granted under the 2001 Plan remain outstanding until exercised or cancelled. Under the 2003 Directors' Plan, non-qualified stock options and restricted stock may be granted to our non-employee directors. The 2003 Directors' Plan provides for automatic stock option grants to non-employee directors upon their initial appointment or election to our Board of Directors which are issued from shares authorized under the 2009 Plan.

        To date, stock-based compensation awards under the 2001 Plan, the 2003 Directors' Plan and the 2009 Plan consist primarily of incentive and non-qualified stock options. Stock options granted under the each of the plans must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant and generally vest over four years. Stock options granted prior to October 10, 2007 have a maximum contractual term of ten years and stock options granted after October 10, 2007 have a maximum contractual term of seven years. At December 31, 2009, an aggregate of 28.5 million shares were reserved for future issuance under our stock option plans, of which 11.3 million shares were available for future grants.

        A summary of stock option transactions for all stock option plans is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2008	18,605	$27.39
Granted	3,687	$9.39
Exercised	(626)	$7.83
Cancelled/Forfeited	(4,433)	$26.60

Options outstanding at December 31, 2009	17,233	$24.45	5.29	$18,918

Options exercisable at December 31, 2009	11,582	$27.34	4.90	$2,683

Options vested and expected to vest	16,872	$24.68	5.27	$17,562

        The total intrinsic value of stock options exercised was $2.8 million, $8.4 million and $72.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. We received cash from the exercise of stock options of $4.6 million, $7.3 million and $37.4 million during the years ended

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

December 31, 2009, 2008 and 2007, respectively. We did not record any tax benefits related to the exercise of employee stock options due to our net loss position. Upon option exercise, we issue new shares of our common stock.

        At December 31, 2009, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $49.4 million, with a weighted-average amortization period of 2.1 years. We record non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards' vesting period.

  Employee Stock Purchase Plan

        Our 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of our common stock at the lower of 85% of the fair market value of our common stock (i) on the employee's enrollment date or (ii) the purchase date. The terms of any offerings under the 2001 Purchase Plan are established by the Compensation and Human Resources Committee of the Board of Directors. In May 2008, the Compensation and Human Resources Committee approved a series of four consecutive six-month offerings commencing on September 1, 2008. As of December 31, 2009, 1.6 million shares were reserved for future issuance under the 2001 Purchase Plan.

        The total intrinsic value of purchase rights exercised was $1.1 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $0.4 million, with a weighted-average amortization period of 0.2 years.

Shares Reserved for Future Issuance

        The following shares of common stock are reserved for future issuance at December 31, 2009 (in thousands):

Stock Option Plans	28,543
Employee Stock Purchase Plan	1,605
Convertible Senior Notes	15,238

45,386

Shareholder Rights Plan

        In June 2002, we adopted a Preferred Share Purchase Rights Plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of our common stock, par value $0.001 per share, held of record at the close of business on June 28, 2002. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares") at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights and the qualifications, limitations and restrictions which make our value approximately equal to the value of

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

one share of our common stock. Under certain conditions, the Rights are redeemable by our Board of Directors in whole, but not in part, at a price of $0.001 per Right.

10. Benefit Plans

Defined Contribution 401(k) Plan

        We have a defined contribution 401(k) plan for the benefit of all eligible employees. Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of our common stock. We recorded expense of $3.9 million, $4.9 million and $4.4 million for matching contributions in the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

        In August 1997, we adopted a Non-Employee Directors' Deferred Compensation Plan (the "Directors' Deferral Plan") that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of our common stock, based on the market price of the stock at the time the fees are earned. Deferred amounts are valued at the fair market value of our common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets. Upon termination of service the director's account is settled in either cash or stock, at our discretion. In connection with this plan we recorded an expense of $0.9 million for the year ended December 31, 2009, a credit of $0.6 million for the year ended December 31, 2008 and an expense of $0.8 million for the year ended December 31, 2007.

        We adopted a Deferred Compensation Plan in April 2001 which allows officers to defer up to 80% and directors to defer up to 100% of their eligible annual compensation. The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices. The company-owned assets are placed in a "rabbi trust" and are included in other current assets in the accompanying consolidated balance sheets. The trust assets had a fair value of $6.7 million and $6.5 million at December 31, 2009 and 2008, respectively, including unrealized losses of approximately $1.6 million and $3.3 million at December 31, 2009 and 2008, respectively. Unrealized gains and losses on the trust assets are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The corresponding liability was $6.7 million and $6.5 million at December 31, 2009 and 2008, respectively, of which $6.7 million and $6.3 million are included in other long-term liabilities, net of current portion in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively. The current portion of the corresponding liability is included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2009 and 2008. Total contributions to this plan, consisting solely of compensation deferred by participants, were $1.7 million, $1.7 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Ownership Plan

        In December 2007, we adopted the Employee Stock Ownership Plan, or ESOP. Active employees who are at least 18 years old and have met minimum service requirements and are not otherwise disqualified under the terms of the ESOP are eligible to participate. Each participant has an ESOP account into which we make mandatory annual contributions in the form of shares of our common stock equal to 10% of a participant's plan year eligible compensation. We may make additional

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit Plans (Continued)

discretionary contributions for any plan year, and total contributions are limited to the lesser of 100% of a participant's plan year eligible compensation and limitations established by the Internal Revenue Service Code (IRS Code). A participant's eligible compensation primarily includes wages and bonus.

        Participants vest in their accounts over four years of service, at 25% for more than one year of service but less than two years, at 50% for more than two years of service but less than three years, at 75% for more than three years of service but less than four years, and 100% for more than four years of service. Any forfeitures of non-vested amounts shall be used to restore any rehired employees who previously forfeited their nonvested balance under certain circumstances, or shall be used to reduce future employer contributions and shall be allocated to the participant accounts. Distributions generally are made only upon termination of employment and as necessary by regulatory requirements.

        Shares committed to be released or that have been allocated to participant accounts are treated as outstanding shares for calculating earnings per share. The ESOP held 2.7 million shares at December 31, 2009, of which 0.8 million were unvested and had a fair value of $11.8 million. We recorded ESOP expense of $16.3 million, $19.8 million and $17.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, for our contribution.

11. Litigation

        From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. Since August 2008, we and Lilly have been named as defendants in 55 separate product liability cases involving approximately 340 plaintiffs in various courts in the United States. These cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a "coordinated proceeding" for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff's counsel of additional claims by individuals who have not filed suit. These matters are at an early stage and, as a result, we cannot reasonably estimate potential losses, if any, at this time. While we cannot predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

12. Income Taxes

        We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods. Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have provided a valuation allowance for most of these deferred tax assets in our consolidated balance sheets at December 31, 2009 and 2008, respectively. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

        We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

of the position. We provide estimates for unrecognized tax benefits which relate primarily to issues common among corporations in our industry. We apply a variety of methodologies in making these estimates which include advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience. If our estimates are not representative of actual outcomes, our results could be materially impacted.

        The provision (benefit) for income taxes includes the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Current (benefit) provision:
Federal	$(2,027)	$(657)	$—
State	34	38	38
Foreign	—	18	30

Total current (benefit) provision	(1,993)	(601)	68
Deferred (benefit) provision:
Federal	—	—	—
State	26	26	(1,117)
Foreign	—	—	—

Total deferred (benefit) provision	26	26	(1,117)

Total (benefit) provision	$(1,967)	$(575)	$(1,049)

        These amounts are included in interest and other expense in the accompanying consolidated statements of operations.

        The current Federal income tax benefit reflects refundable research credits and the refund of 2008 alternative minimum taxes from the carryback of the current year loss. The Housing and Economic Recovery Act of 2008 (P.L. 110-289), enacted on July 30, 2008, and extended through 2009 by the American Recovery and Reinvestment Act of 2009, provides for the acceleration of a portion of unused pre-2006 research credits and alternative minimum tax credits in lieu of claiming the 50% bonus depreciation allowance enacted in the Economic Stimulus Act of 2008. Amylin is electing to refund approximately $1.4 million of research credit carryovers in 2009. $1.6 million of accelerated research credits have been reflected in the current income tax benefit including an additional benefit related to last year's actual refundable credits. A refund of $0.4 million from the carryback of 2009 net operating losses to 2008 has also been reflected in the current income tax benefit.

        The deferred state income tax benefit in 2007 reflects the Texas margin tax (TMT) credit available to offset future margin taxes over the next 18 years. We estimate that our future TMT liability will be based on our gross revenues in Texas, rather than our apportioned taxable income. Therefore, it is more likely than not that our TMT credit will be recovered and, accordingly, we have not established a valuation allowance against this asset.

        Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards. Significant components of our deferred tax assets as of December 31, 2009 and 2008 are shown below (in thousands). The components of our deferred tax assets as of December 31, 2008 have been adjusted for the required retroactive adoption

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 1). A valuation allowance of $661.7 million was recognized at December 31, 2009 to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold required under current accounting guidance. Included in the gross deferred tax assets below are pre-January 1, 2006 stock option deductions that, when recognized, are estimated to increase additional paid in capital by $21.5 million (in thousands).

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$418,807	$409,376
Research tax credits	59,531	61,839
Capitalized research and development expenses	64,650	83,564
Accrued expenses	68,164	58,242
Deferred revenue	73,417	49,192
Stock-based compensation expense	29,667	27,440
Other, net	—	166

Total deferred tax assets	714,236	689,819
Valuation allowance for deferred tax assets	(661,698)	(629,600)

Total deferred tax assets after valuation allowance	52,538	60,219

Deferred tax liabilities:
Convertible debt discount	(48,479)	(59,128)
Other, net	(2,993)	—

Total deferred tax liabilities	(51,472)	(59,128)

Net deferred tax asset after valuation allowance	$1,066	$1,091

The net deferred tax assets are included in other long-term assets in the accompanying consolidated balance sheets.

        Following is a summary of our Federal net operating loss carryforwards, Federal research tax credit carryforwards and California net operating loss carryforwards at December 31, 2009 (in thousands):

	Federal net operating loss carryforwards	California net operating loss carryforwards	Federal research and development tax credit carryforwards
Expiring within one year	$—	$—	$636
After 1 but within 5 years	717	151,172	2,670
After 5 but within 10 years	72,038	395,732	3,405
After 10 years	1,147,481	66,131	53,647

	$1,220,236	$613,035	$60,358

        We experienced changes in control that triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards. The Section 382 limitations were immaterial to our total net operating losses and are reflected in the net operating loss of $1.2 billion presented above.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        At December 31, 2009, we had Federal net operating loss carryforwards of approximately $1.2 billion, which begin to expire at the end of 2011. We also have California net operating loss carryforwards of $613.0 million, which begin to expire at the end of 2011, and other state net operating loss carryforwards of approximately $225.0 million, which begin to expire at the end of 2010. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes, the prior years' limitation on California loss carryforwards and apportionment of losses to other states. We have Federal research tax credit carryforwards of $60.4 million, which began to expire at the end of 2009, and California research tax credit carryforwards of $29.2 million, which carry forward indefinitely.

        The reconciliation between our effective tax rate and the federal statutory rate is as follows:

	Tax rate for the years ended December 31,
	2009	2008	2007
Federal statutory rate applied to net loss before income tax (benefit) provision	(35.0)%	(35.0)%	(35.0)%
State taxes	2.4%	(1.6)%	—
Research and development tax credits	0.1%	(0.8)%	(3.0)%
Stock-based compensation	6.4%	3.1%	4.2%
Expiring federal net operating losses	5.4%	—	—
Increase in valuation allowance	17.1%	34.5%	30.9%
Other	2.6%	(0.4)%	2.4%

Effective tax rate	(1.0)%	(0.2)%	(0.5)%

        The state tax effects during 2009 include a 5.4% increase in the effective state tax rate (fully offset by a decrease in valuation allowance) relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. This change allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of our anticipated election of the single sales factor, we have re-measured our deferred tax assets taking into account the expected reduced California apportionment factor under the elective single sales factor. The state tax effects during 2007 include the expiration of state net operating loss carryforwards.

        Because we adopted the provisions of fair value method of accounting for stock-based compensation arrangements effective January 1, 2006, we recognize windfall tax benefits associated with stock-based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a stock-based award exceeds any existing deferred tax asset associated with the award. At December 31, 2009, deferred tax assets do not include $45 million of excess tax benefits from stock-based compensation.

        Income taxes paid during the years ended December 31, 2009, 2008 and 2007 totaled $43 thousand, $63 thousand and $30 thousand, respectively.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	December 31,
	2009	2008	2007
Reconciliation of unrecognized tax benefits:
Unrecognized tax benefits related to reductions in tax losses and credits as of the beginning of the year	$22,441	$29,913	$23,645
Increase (decrease) in unrecognized tax benefits related to reductions in tax losses and credits as a result of tax positions taken during a prior period	2,752	(11,711)	339
Increase in unrecognized tax benefits related to reductions in tax losses and credits as a result of tax positions taken during the current period	11,112	4,239	5,929

Unrecognized tax benefits related to reductions in tax losses and credits as of the end of the year	$36,305	$22,441	$29,913

        The balance of unrecognized tax benefits at December 31, 2009 of $36.3 million are tax benefits that, if recognized, would not affect our effective tax rate as long as they remain subject to a full valuation allowance. The net effect on the deferred tax assets and corresponding decrease in the valuation allowance at December 31, 2009, 2008 and 2007 resulting from unrecognized tax benefits is $28.3 million, $15.1 million and $19.4 million, respectively. We have not recognized any accrued interest and penalties related to unrecognized tax benefits during the years ended December 31, 2009, 2008 and 2007. We are subject to taxation in the United States and various states and foreign jurisdictions. Effectively all of our historical tax years are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss and credit carryforwards. We do not foresee any material changes to unrecognized tax benefits within the next twelve months. We will elect a treatment for interest and penalties when they occur.

13. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Data (Unaudited) (Continued)

Summarized quarterly data for fiscal 2009 and 2008 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31(2)	June 30(2)	September 30(2)	December 31(2)
2009:
Net product sales	$179,332	$197,497	$192,887	$184,277
Revenues under collaborative agreements	1,070	1,072	1,034	1,250
Gross profit from product sales	160,700	173,204	170,263	166,827
Restructuring	—	11,376	—	5,604
Net loss	(46,954)	(62,372)	(26,659)	(50,271)
Basic and diluted net loss per share(1)	$(0.34)	$(0.44)	$(0.19)	(0.35)
2008:
Net product sales	$178,721	$200,335	$201,364	$184,922
Revenues under collaborative agreements	1,071	1,072	1,071	1,072
Gross profit from product sales	156,697	175,653	177,969	163,427
Restructuring	—	—	—	54,926
Net loss	(71,099)	(66,591)	(79,023)	(105,228)
Basic and diluted net loss per share(1)	(0.52)	(0.49)	(0.58)	(0.76)

(1)
Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

(2)
Operating results have been revised to conform to the current presentation with regard to the Company's change in method of accounting for reimbursed research and development costs under collaborative arrangements , see Note 1, "Summary of Significant Accounting Policies". Revenues under collaborative arrangements (in thousands) have been reduced by $17,445, $20,612, $15,927, $16,497, $13,272, $10,803, $17,314, for each of the quarterly periods presented above from the quarter ended March 31, 2008 through the quarter ended September 30, 2009. There was no change to net loss as a result of this revision.

(3)
Net loss and basic and diluted net loss per share for each of the quarterly periods in 2008 have been adjusted for the retroactive adoption of authoritative guidance related to convertible debt instruments that may be settled in cash upon conversion (Note 1).

 Schedule II

AMYLIN PHARMACEUTICALS, INC

Schedule II: Valuation Accounts

(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2009
Inventory reserve	$5,101	1,007	5,811	$297

Accounts receivable allowances(1)	$15,041	44,783	39,529	$20,295

Year ended December 31, 2008
Inventory reserve	$5,327	7,196	7,422	$5,101

Accounts receivable allowances(1)	$12,769	34,996	32,724	$15,041

Year ended December 31, 2007
Inventory reserve	$385	7,637	2,695	$5,327

Accounts receivable allowances(1)	$6,558	27,787	21,576	$12,769

(1)
Allowances for prompt payment, product returns, doubtful accounts and wholesaler chargebacks.