Form 10-K/A
period 2009-12-31
AMYLIN PHARMACEUTICALS INC
filed 2010-04-19
CIK 881464

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

Registrant’s telephone number, including area code:(858) 552-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The aggregate market value of the common stock of the registrant as of June 30, 2009 held by non-affiliates was $645,730,218.

The number of shares outstanding of the registrant’s common stock was 142,951,264 as of February 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Stockholders to be held on April 29, 2010 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2009.

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are filing this abbreviated Amendment No.1 to the Annual Report on Form 10-K (this “Form 10-K/A”) of Amylin Pharmaceuticals, Inc. (the “Registrant”) for the year ended December 31, 2009 (the “2009 Form 10-K”), solely to amend the coversheet to the 2009 Form 10-K.

In addition, in accordance with applicable Securities and Exchange Commission rules, Item 15(b) of Part IV of the 2009 Form 10-K has been amended to include currently-dated certifications from our President and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President, Finance and Chief Financial Officer, who is our principal accounting and financial officer, as Exhibits 31.3 and 31.4.

Except for amending the coversheet to the 2009 Form 10-K and Item 15(b) of Part IV of the Form 10-K as indicated above, this Form 10-K/A does not revise, update, or in any way affect any information or disclosure contained in the 2009 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(b)

Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(4)	3.2	Fourth Amended and Restated Bylaws of the Registrant.
(9)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
(29)	3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.4.
(13)(2)	4.2	Registration Rights Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(12)	4.3	Rights Agreement dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(12)	4.4	Certificate of Designation of Series A Junior Participating Preferred Stock.
(18)	4.5	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(7)	4.6	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(7)	4.7	Form of 2.50% Convertible Senior Note due 2011.
(28)	4.8	Indenture, dated as of June 8, 2007, between Registrant and The Bank of New York Trust Company, N.A. (as Trustee).
(28)	4.9	Registration Rights Agreement, dated as of June 8, 2007, among Registrant, Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated.
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(10)	10.2	Registrant’s 1991 Stock Option Plan, as amended.†
(3)	10.3	Form of Incentive Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.4	Form of Supplemental Stock Option Agreement under the 1991 Stock Option Plan.†
(1)	10.5	Form of Supplemental Stock Option Agreement not granted under the 1991 Stock Option Plan with related schedule.†
(34)	10.6	Registrant’s Amended and Restated 2001Employee Stock Purchase Plan.†
(33)	10.7	Registrant’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).†
(5)(2)	10.8	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement dated October 1, 1996, between the Registrant and Dr. John Eng.
(6)	10.9	Registrant’s Directors’ Deferred Compensation Plan.†
(36)	10.10	Registrant’s Directors’ Plan Stock Option Agreement, as amended.†
(8)	10.11	Special Form of Incentive Stock Option Agreement the 1991 Stock Option Plan of the Registrant.†

Exhibit Footnote	Exhibit Number
(11)(2)	10.12	Development and License Agreement dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(32)	10.13	Registrant’s Amended and Restated Officer Change in Control Severance Benefit Plan.†
(24)	10.14	Registrant’s Amended and Restated 2001 Equity Incentive Plan.†
(13)(2)	10.15	Collaboration Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(13)(2)	10.16	U.S. Co-Promotion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(13)	10.17	Milestone Conversion Agreement dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(16)(2)	10.18	Device Development and Manufacturing Agreement dated July 1, 2003, between Registrant and Eli Lilly and Company.
(15)	10.19	Form of Registrant’s 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended.†
(15)	10.20	Form of Registrant’s 2001 Equity Incentive Plan Stock Option Agreement, as amended.†
(17)(2)	10.21	Manufacturing Agreement dated May 12, 2003, between Registrant and UCB S.A.
(19)(2)	10.22	Exenatide Manufacturing Agreement dated October 1, 2003, between Registrant and Mallinckrodt Inc.
(19)(2)	10.23	Commercial Supply Agreement for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(20)(2)	10.24	Commercial Supply Agreement dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(20)(2)	10.25	Commercial Supply Agreement dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(36)	10.26	Summary Description of Registrant’s Named Executive Officer Oral At-Will Employment Agreements.†
(21)	10.27	Description of Registrant’s Executive Cash Bonus Plan.†
(23)(2)	10.28	Amendment to Development and License Agreement dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II.
(22)(2)	10.29	Commercial Supply Agreement dated June 28, 2005, between Registrant and Bachem, Inc.
(25)(2)	10.30	Commercial Supply Agreement dated October 12, 2006 between Registrant and Wockhardt UK (Holdings) Ltd.
(25)(2)	10.31	Amendment to Collaboration Agreement dated October 31, 2006 between Registrant and Eli Lilly and Company.
(26)	10.32	Employment Agreement, dated March 7, 2007, by and between Registrant and Daniel M. Bradbury.†
(30)	10.33	Registrant’s 2001 Non-Qualified Deferred Compensation Plan.†
(30)	10.34	Credit Agreement, dated as of December 21, 2007, among Registrant, The Bank of America, N.A. (as Administrative Agent) and the other lenders set forth therein.
(31)	10.35	First Amendment to Exenatide Manufacturing Agreement dated January 6, 2006, between Registrant and Mallinckrodt Inc.
(31)(2)	10.36	Amended and Restated Commercial Supply Agreement dated April 1, 2008, between Registrant and Wockhardt UK (Holdings) Ltd.
(31)(2)	10.37	Addendum to U.S. Co-Promotion Agreement dated May 8, 2008, between Registrant and Eli Lilly and Company.
(31)(2)	10.38	Third Amendment to Supply Agreement dated January 1, 2008, between Registrant and Mallinckrodt Inc.
(4)	10.39	Amendment to Employment Agreement dated December 3, 2008, between Registrant and Daniel M. Bradbury.†
(32)(2)	10.40	Exenatide Once Weekly Supply Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company.
(32)	10.41	Loan Agreement dated October 16, 2008, between Registrant and Eli Lilly and Company.
(32)	10.42	First Amendment to Credit Agreement, dated October 27, 2008, among Registrant, the Bank of America, N.A. (as Administrative Agent) and other lenders set forth therein.
(32)(2)	10.43	Amendment to Commercial Supply Agreement dated December 8, 2008, between Registrant and Baxter Pharmaceutical Solutions LLC.
(32)(2)	10.44	Amendment to the Amended and Restated Commercial Supply Agreement dated January 23, 2009, between Registrant and Wockhardt UK (Holdings) Ltd.
(33)	10.45	Amendment, dated April 9, 2009, to Collaboration Agreement between Registrant and Eli Lilly and Company.
(34)	10.46	Registrant’s 2009 Equity Incentive Plan.†

Exhibit Footnote	Exhibit Number
(34)	10.47	Registrant’s 2009 Equity Incentive Plan Officer Stock Option Agreement.†
(34)	10.48	Registrant’s 2009 Equity Incentive Plan Stock Option Agreement.†
(35)(2)	10.49	Cost Allocation Agreement, dated May 4, 2009, between Registrant and Eli Lilly and Company.
(35)	10.50	Second Amendment, dated May 6, 2009, to Credit Agreement among Registrant, Bank of America N.A., as Administrative Agent, and certain lenders thereto.
(35)(2)	10.51	Exenatide Once Weekly Supply Agreement, dated May 11, 2009, between Registrant and Eli Lilly and Company.
(36)	10.52	License, Development and Commercialization Agreement, dated October 30, 2009, between Registrant and Takeda Pharmaceutical Company Limited.*
(36)	10.53	Side Letter Agreement, dated October 30, 2009, between Registrant and Takeda Pharmaceutical Company Limited.*
(36)	10.54	Third Amendment, dated December 18, 2009, to Credit Agreement among Registrant, Bank of America N.A., as Administrative Agent, and certain lenders thereto.
(36)	18	Letter from Independent Registered Public Accounting Firm related to change in accounting principle.
(36)	21.1	Subsidiaries of Registrant.
(36)	23.1	Consent of Independent Registered Public Accounting Firm.
(36)	24.1	Power of Attorney. Reference is made to page 71.
(36)	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
(36)	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.4	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
(36)	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

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

(5) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-61660) or amendments thereto and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(10) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(12) Filed as an exhibit on Form 8-K dated June 18, 2002, and incorporated herein by reference.

(13) Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(14) Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(15) Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(16) Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference.

(17) Filed as an exhibit to Amendment 1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003, and incorporated herein by reference.

(18) Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(19) Filed as an exhibit to Amendment 1 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

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

(29) Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

(30) Filed as an exhibit to Registrant’s Annual report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(31) Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(32) Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(33) Filed as an exhibit to Registrant’s Quarterly report on form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

(34) Filed as an exhibit on Form 8-K dated June 10, 2009, and incorporated herein by reference.

(35) Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(36) Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.
Date: April 19, 2010

	By:	/s/ Daniel M. Bradbury
Daniel M. Bradbury,
President and Chief Executive Officer