Form 10-Q
period 2010-03-31
AMYLIN PHARMACEUTICALS INC
filed 2010-05-06
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2010
Common Stock, $.001 par value	143,625,643

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,813	$120,825
Short-term investments	463,438	546,944
Accounts receivable, net	56,011	60,732
Inventories, net	93,518	99,700
Other current assets	95,523	78,481
Total current assets	843,303	906,682

Property, plant and equipment, net	792,498	780,058
Other long-term assets	39,973	39,679
	$1,675,774	$1,726,419

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$37,511	$39,146
Accrued compensation	32,559	70,961
Payable to collaborative partner	41,064	49,645
Restructuring liability, current portion	7,674	9,204
Notes payable, current portion	85,938	93,750
Deferred revenue, current portion	7,500	7,500
Other current liabilities	88,551	95,163
Total current liabilities	300,797	365,369

Deferred revenue, net of current portion	64,375	66,250
Long-term deferred credit	125,000	125,000
Deferred collaborative profit-sharing	68,384	54,570
Restructuring liability, net of current portion	21,648	22,776
Other long-term obligations, net of current portion	24,136	26,158
Convertible senior notes	649,783	643,762

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 450,000 shares authorized, 143,452 and 141,747 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	143	142
Additional paid-in capital	2,408,540	2,371,939
Accumulated deficit	(1,986,070)	(1,947,867)
Accumulated other comprehensive loss	(962)	(1,680)
Total stockholders’ equity	421,651	422,534
	$1,675,774	$1,726,419

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009 (1)
Revenues:
Net product sales	$172,261	$179,332
Revenues under collaborative agreements	1,875	1,071
Total revenues	174,136	180,403

Costs and expenses:
Cost of goods sold	20,502	18,632
Selling, general and administrative	76,747	87,556
Research and development	41,827	46,748
Collaborative profit sharing	67,900	73,017
Total costs and expenses	206,976	225,953

Operating loss	(32,840)	(45,550)

Interest and other income	716	3,023
Interest and other expense	(6,079)	(4,427)
Net loss	$(38,203)	$(46,954)

Net loss per share, basic and diluted	$(0.27)	$(0.34)

Shares used in computing net loss per share, basic and diluted	142,702	138,804

(1) Adjusted for the change in our method of accounting for reimbursed research and development costs under collaborative arrangements (Note 1).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	$(38,203)	$(46,954)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,153	8,722
Amortization of debt discount and debt issuance costs	2,775	2,201
Employee stock-based compensation	9,703	10,954
Stock-settled compensation accruals	7,088	7,352
Other non-cash expenses	974	600
Changes in operating assets and liabilities:
Accounts receivable	4,721	304
Inventories	6,182	(3,890)
Other current assets	(9,804)	(20,143)
Accounts payable and accrued liabilities	(9,680)	(64)
Accrued compensation	(25,790)	(11,971)
Payable to collaborative partner	(8,581)	6,889
Deferred revenue	(1,875)	(1,071)
Deferred collaborative profit sharing	13,814	—
Restructuring liabilities	(2,658)	(12,421)
Other assets and liabilities, net	(1,320)	(4,369)
Net cash flows used for operating activities	(38,501)	(63,861)

Investing activities:
Purchases of short-term investments	(159,418)	(242,256)
Sales and maturities of short-term investments	243,288	291,626
Purchases of property, plant and equipment	(27,532)	(38,833)
Increase in other long-term assets	(3,198)	(217)
Net cash flows provided by investing activities	53,140	10,320

Financing activities:
Issuance of common stock, net	7,161	3,838
Repayment of notes payable	(7,812)	(7,812)
Net cash flows used for financing activities	(651)	(3,974)

Change in cash and cash equivalents	13,988	(57,515)

Cash and cash equivalents at beginning of period	120,825	237,263
Cash and cash equivalents at end of period	$134,813	$179,748

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$2,333	$5,472
Receivable arising from sale of property, plant and equipment	$6,500	—
Non-cash interest capitalized to property, plant and equipment	$4,007	$4,055

Non-cash financing activities:
Shares contributed as employer 401(k) match	$3,851	$5,104
Shares contributed to employee stock ownership plan	$15,848	$20,250

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

March 31, 2010

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as we, us or Amylin) Annual Report on Form 10-K for the year ended December 31, 2009.

Change in Accounting Policy

During the fourth quarter of 2009, we changed our method of accounting for reimbursed research and development costs under collaborative arrangements from reporting them as revenue to reporting them as a reduction of research and development costs. We believe this method is consistent with industry practice for companies whose primary focus is the commercialization of pharmaceutical products. This change in accounting had no effect on operating loss or net loss.

Consistent with the accounting guidance addressing accounting changes, the effect of the change in accounting method has been made retroactive to the beginning of the earliest period presented with the accompanying consolidated financial statements.

The following tables summarize the impact of the change in accounting for reimbursed research and development costs on the consolidated statements of operations for the three months ended March 31, 2009.  Only the line items affected by the change in accounting are reflected in the tables below (in thousands):

	Three months ended March 31, 2009
	As originally reported	As adjusted
Revenues under collaborative agreements	$14,342	$1,071
Research and development	$60,019	$46,748

Revenue Recognition

Net Product Sales

We sell BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. We record product sales net of allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers at the time of sale and report product sales net of such allowances. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.  We continue to record allowances related to the United States Department of Defense’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective on May 26, 2009.  In consideration of this final rule we recorded an allowance of $1.8 million for such rebates in the three months ended March 31, 2010 and $5.8 million for such rebates in the three months ended March 31, 2009, of which $4.8 million represents a retroactive rebate assessment recorded in 2009 for sales made during 2008 that now appear probable of being assessed and paid.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act.  There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs.  The provisions become effective over time, however, certain provisions became effective in the first quarter of 2010.  These provisions are related to increased Medicaid discounts, an increase in the population of patients eligible for Medicaid discounts, and the expansion of the 340 (B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and healthcare centers.  These new provisions did not have a material impact on our results for the three months ended March 31, 2010.  We are currently evaluating the new legislation to determine its impact on our business and future financial results.  We expect the financial impact of the new legislation to grow over time.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.8 million and $0.7 million at March 31, 2010 and December 31, 2009, respectively.

Investments in Unconsolidated Entities

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.  Our share of the income or losses of these entities is included in interest and other expense, and the investments, which have a net book value of $4.8 million and $3.2 million at March 31, 2010 and December 31, 2009, respectively, are included in other long-term assets.  We recorded $0.9 million and $0.6 million for our share of equity method investee losses during the three months ended March 31, 2010 and 2009, respectively.

Fair Value Measurements

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about considerations that market participants would use in pricing.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Short-term investments	$463,438	$463,438	$—	$—
Cash and cash equivalents	134,813	134,813	—	—
Derivative financial instrument contracts, net liability	(2,408)	—	(2,408)	—
	$595,843	$598,251	$(2,408)	$—

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices and associated overhead expenses and facilities costs. Reimbursements for research and development costs under collaborative arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred.  Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with such activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.

Derivative Financial Instruments

We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other income and interest and other expense. The fair value of our derivative financial instruments was a net liability of $2.4 million and $2.9 million at March 31, 2010 and December 31, 2009, respectively.  We have determined that our derivative financial instruments are defined as Level 2 in the fair value hierarchy. We recognized net gains of $0.5 million and $0.7 million on derivative financial instruments for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes the fair value and balance sheet classification of our derivative financial instruments (in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Balance sheet location	Fair Value	Balance sheet location
Foreign currency derivative contracts	$(284)	Other current liabilities	$(100)	Other current liabilities
Interest rate derivative contract, current	(2,124)	Other current liabilities	—	Other current liabilities
Interest rate derivative contract, long-term	$—	Other long-term obligations, net of current portion	$(2,813)	Other long-term obligations, net of current portion

	$(2,408)		$(2,913)

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Three Months ended March 31,
	2010	2009
Antidilutive options and awards to purchase common stock	1,475	266
Antidilutive shares underlying convertible senior notes	15,238	15,238
	16,713	15,504

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

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Selling, general and administrative expenses	$6,292	$7,305
Research and development expenses	3,411	3,649
	$9,703	$10,954

Net stock-based compensation expense, per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

We recorded $9.7 million and $11.0 million of total non-cash stock-based compensation expense during the three months ended March 31, 2010 and 2009, respectively, related to stock-based awards consisting of stock options, performance based restricted stock units and employee stock purchase rights.  At March 31, 2010, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $65.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.  We issued 0.3 million shares upon the exercise of stock options in the three months ended March 31, 2010.

In addition to the stock-based compensation discussed above, we also recorded $5.8 million of expense associated with our Employee Stock Ownership Plan, or ESOP, for each of the three month periods ended March 31, 2010 and 2009.  The breakdown of non-cash ESOP expense by operating statement classification is presented below (in thousands):

	Three months ended March 31,
	2010	2009
Selling, general and administrative expenses	$3,013	$3,231
Research and development expenses	2,756	2,522
	$5,769	$5,753

Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Amylin Ohio, LLC, and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance expands the methods under which a company can establish the fair value of undelivered products and services and provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

Effective January 1, 2010, we adopted a newly issued accounting standard which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires a quarterly reassessment of the treatment of such entities.  The guidance also requires additional disclosures about an enterprise’s involvement in a variable interest entity.  The adoption of this standard did not have an impact on our financial position or results of operations.

2.              Short-term Investments

Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments, a component of other expense. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.  The following is a summary of short-term investments as of March 31, 2010 and December 31, 2009 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
March 31, 2010
U.S. Treasury securities	$99,872	$20	$(4)	$99,888
Obligations of U.S. Government-sponsored enterprises	47,324	21	(274)	47,071
Corporate debt securities	307,418	999	(62)	308,355
Asset backed securities	8,524	18	(418)	8,124
Total	$463,138	$1,058	$(758)	$463,438

December 31, 2009
U.S. Treasury securities	$187,892	$66	$(2)	$187,956
Obligations of U.S. Government-sponsored enterprises	60,280	47	(453)	59,874
Corporate debt securities	278,872	917	(99)	279,690
Asset backed securities	19,963	37	(576)	19,424
Total	$547,007	$1,067	$(1,130)	$546,944

(1) Other comprehensive loss included a net unrealized loss of $0.9 million $1.6 million on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at March 31, 2010 and December 31, 2009, respectively.

Contractual maturities of short-term investments at March 31, 2010 were as follows (in thousands):

Fair Value
Due within 1 year	$389,690
After 1 but within 5 years	45,235
After 5 but within 10 years	678
After 10 years	27,835
Total	$463,438

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S Government-sponsored enterprises in the table above, and asset-backed securities.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$68,602	$(4)	$—	$—	$68,602	$(4)
Obligations of U.S Government-sponsored enterprises	7,879	(92)	15,702	(182)	23,581	(274)
Corporate debt securities	43,677	(39)	5,527	(23)	49,204	(62)
Asset backed securities	400	(48)	3,487	(370)	3,887	(418)
Mortgage-backed securities	—	—	—	—	—	—
	$120,558	$(183)	$24,716	$(575)	$145,274	$(758)

Our investments had gross unrealized losses of $0.8 million and $1.1 million at March 31, 2010 and December 31, 2009, respectively.  The unrealized losses on our investments in marketable securities are due in most instances to the increased volatility in the markets impacting the classes of securities we invest in and not deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

3.              Inventories

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $0.8 million and $0.3 million at March 31, 2010 and December 31, 2009, respectively. Raw materials consist of bulk drug material for BYETTA and SYMLIN.  Work-in-process inventories consist of in-process BYETTA cartridges, in-process SYMLIN cartridges and in-process SYMLIN vials.  Finished goods inventories consist of BYETTA drug product in a disposable pen/cartridge delivery system, finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.

We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.  As of March 31, 2010 and December 31, 2009, we have not capitalized any costs associated with pre-launch inventory specific to BYDUREON™ (exenatide for extended-release injectable suspension).

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$60,881	$67,446
Work-in-process	21,063	18,335
Finished goods	11,574	13,919
	$93,518	$99,700

4.              Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Prepaid expenses	$60,427	$58,032
Receivable from collaborative partner	15,749	7,924
Interest and other receivables	11,556	5,816
Other current assets	7,791	6,709
	$95,523	$78,481

5.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued rebates	$39,971	$40,735
Accrued expenses	37,847	34,789
Other current liabilities	10,733	19,639
	$88,551	$95,163

6. Collaborative Agreements

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

Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expenses and amounts due to our collaborative partners related to sharing of commercialization expenses are generally reflected as selling, general and administrative expenses. Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments that we make related to approved drugs (of which there have been none to date) will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received (of which there have been none to date) will generally be reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold.

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

Collaboration with Eli Lilly and Company

In September 2002, we and Lilly entered into a Collaboration Agreement for the global development and commercialization of exenatide (the “agreement”). The agreement was amended in 2006 and in 2009.

This agreement includes BYETTA and any sustained release formulations of exenatide such as BYDUREON, our once-weekly formulation of exenatide for the proposed treatment of type 2 diabetes. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between us and Lilly. In 2005, we received United States Food and Drug Administration, or FDA, approval for the twice-daily formulation of exenatide, which is marketed in the United States under the trade name BYETTA. The agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. Lilly is responsible for 100% of the costs related to development of BYDUREON and BYETTA for sale outside of the United States and 100% of the costs related to commercialization of all exenatide products for sale outside of the United States.

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

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as BYDUREON, of which $75 million have been paid through March 31, 2010. No additional development milestones may be earned under the collaboration agreement.

Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $40 million have been paid through March 31, 2010. Remaining milestones relate primarily to the commercial launch of BYDUREON in selected territories throughout the world, including $40 million for the launch in the United States.

In December 2005, our wholly-owned subsidiary, Amylin Ohio LLC, purchased an existing building and land to house our BYDUREON manufacturing facility in Ohio and we are responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. At March 31, 2010 we had capitalized $600.9 million associated with the construction and validation of this facility.  As discussed below, through March 31, 2010 we have incurred $122.4 million in capital expenditures associated with a BYDUREON pen device, which will be funded 60% by Lilly and 40% by us.  Through March 31, 2010, the total combined capital expenditures for the manufacturing facility and pen device is $723.3 million.

In October 2008, we and Lilly entered into an Exenatide Once Weekly Supply Agreement (the “supply agreement”) pursuant to which we will supply commercial quantities of BYDUREON for sale in the United States, if approved by the FDA. In addition, if Lilly receives approval to market the product in jurisdictions outside the United States, we will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions.

Under the terms of the supply agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly’s share of the capital investment made in our manufacturing facility in Ohio, that otherwise would have been included in the cost of product produced at the facility and charged to Lilly through our arrangements with them. In addition to this cash payment, we will recover Lilly’s share of the capital investment in the facility through an allocation of depreciation expense in cost of goods as discussed below. Under the terms of the supply agreement, we have agreed not to charge Lilly for Lilly’s share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. Accordingly we have determined that a portion of the $125 million payment, amounting to $40.8 million at March 31, 2010, represents a reimbursement to us of Lilly’s share of interest costs capitalized to the facility that will be credited to Lilly for its share of the amortization of capitalized interest included in the cost of goods sold for BYDUREON as incurred. We have concluded that any excess amount represents deferred collaborative revenue for services to be provided to Lilly under the supply agreement that will be amortized ratably over the economic useful life of the BYDUREON product following its commercial launch, if approved. The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at March 31, 2010, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. Under certain circumstances, including upon an impairment of the BYDUREON manufacturing facility, Lilly may receive a credit for the unearned portion of the $125 million payment which will be applied against Lilly’s share of the impairment charge. The $125 million payment is not refundable to Lilly if BYDUREON does not receive regulatory approval unless such non-approval results in an impairment as discussed above.

In addition to the $125 million cash payment, we will recover Lilly’s share of the initial capital investment in the facility, excluding the BYDUREON pen device capital which is subject to a different cost-sharing arrangement discussed below, through an allocation of depreciation to cost of goods sold in accordance with the collaboration agreement. Subsequent capital investments, including those for the BYDUREON pen device, are subject to separate cost sharing terms, as described below. We retain ownership of the facility and Lilly’s share of the capital investment to be recovered through the sharing of cost of goods sold is initially estimated to be 55% subject to adjustment based upon the allocation of the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

In May 2009, we and Lilly entered into a joint supply agreement for a BYDUREON pen device. We and Lilly agreed to collaborate in the development, manufacturing and marketing of BYDUREON in a dual chamber cartridge pen device. We and Lilly will share the capital and development costs of the pen, including the estimated total capital investment of approximately $216 million which is expected to be incurred over the next few years. We and Lilly have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred. Through March 31, 2010, we have incurred $122.4 million in capital expenditures associated with the BYDUREON pen, which amount is included in construction in progress. We have billed Lilly $68.4 million for these expenditures, of which $52.7 million has been received by us. Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly’s share of the depreciation included in cost of goods sold for the BYDUREON pen device as incurred.

In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. Any interest due under the credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014. As of March 31, 2010 we have not drawn upon this credit facility.

The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

		Three Months Ended
Activity	Classification within Consolidated Statements of Operations	March 31, 2010	March 31, 2009
Amortization of up-front payments	Revenues under collaborative agreements	$—	$1,071

Gross margin cost-sharing	Collaborative profit sharing	$67,900	$73,017

Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$16,741	$12,933
Cost-sharing payments due from/(to) Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Reduction of / (increase to) selling, general and administrative expense	$8,650	$(2,950)

Collaboration with Alkermes, Inc.

In May 2000, we signed an agreement with Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies, for the development, manufacture and commercialization of BYDUREON.

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

In October 2005, we and Alkermes Controlled Therapeutics II, a wholly owned subsidiary of Alkermes, Inc., entered into an Amendment to Development and License Agreement (the “Amendment”), which amends the Development and License Agreement between the parties dated May 15, 2000. Under the terms of the Amendment, we will be responsible for manufacturing for commercial sale the once weekly dosing formulation of BYDUREON, if approved. The royalty to be paid from us to Alkermes for commercial sales of BYDUREON was adjusted to reflect the new manufacturing arrangement.

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

We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of March 31, 2010 deferred revenue associated with the Takeda collaboration equaled $71.9 million, of which $64.4 is classified as long-term.

The following is a summary of activity related to our collaboration with Takeda and the location in the consolidated statements of operations (in thousands):

		Three Months Ended
Activity	Classification within Consolidated Statements of Operations	March 31, 2010	March 31, 2009
Amortization of up-front payments	Revenues under collaborative agreements	$1,875	$—

Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$3,336	$—

Other Collaborations

In connection with our strategic equity investments, we have entered into collaborative agreements with certain of our equity method investees. We received research and development cost-sharing reimbursements under these collaborative agreements of $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  The cost sharing reimbursements were recorded as a reduction to research and development expenses.

7.              Restructuring

The following table sets forth activity in the restructuring liability for recent restructuring activities for the three months ended March 31, 2010, all of which is comprised of facilities related charges (in thousands):

Balance at December 31, 2009	$31,980
Accruals	—
Payments	(2,658)
Balance at March 31, 2010	$29,322

The $2.7 million reduction in the restructuring liability during the three months ended March 31, 2010 consists of ongoing rental payments for leases associated with vacated facilities.

8.              Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on investments. We disclose the accumulated balance of other comprehensive loss as a separate component of stockholders’ equity. For the three months ended March 31, 2010 and 2009, comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(38,203)	$(46,954)
Other comprehensive loss:
Net unrealized gain on investments	718	1,138
Comprehensive loss	$(37,485)	$(45,816)

9.              Convertible Senior Notes

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our convertible senior notes (in thousands):

	March 31, 2010	December 31, 2009
2007 Notes
Principal amount	$575,000	$575,000
Unamortized debt discount	(125,217)	(131,238)
Net carrying amount	449,783	443,762

2004 Notes
Principal amount	200,000	200,000
Convertible senior notes, net	$649,783	$643,762

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

The fair value of the 2007 Notes, determined by observed market prices, was $512.3 million and $453.0 million at March 31, 2010 and December 31, 2009, respectively.  Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

The carrying amount of the equity component of the 2007 Notes was $180.3 million at March 31, 2010 and December 31, 2009.  At March 31, 2010, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, or approximately four years.  The effective interest rate on the net carrying value of the 2007 Notes was 9.3% in the three months ended March 31, 2010 and 2009.

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

The fair value of the 2004 Notes, determined by observed market prices, was $206.0 million and $192.1 million at March 31, 2010 and December 31, 2009, respectively.

We capitalized $3.3 million and $3.7 million of coupon interest expense and $4.0 million of non-cash interest in debt discount for each of the three month periods ended March 31, 2010 and 2009, respectively, associated with construction in progress .

10.       Note Payable

In December 2007, we entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million Term Loan and a $15 million revolving credit facility.  The proceeds of both loans have been used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  We had an outstanding balance of $85.9 million and $93.8 million under the Term Loan at March 31, 2010 and December 31, 2009, respectively and had issued $8.5 million and $8.9 million of stand-by letters of credit under the revolving credit facility primarily in connection with office leases, at March 31, 2010 and December 31, 2009, respectively.

Our domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of our (including the two domestic subsidiaries) assets (other than intellectual property and certain other excluded collateral).  The Term Loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the Term Loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on our election of either one, two, three or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  We have elected to use the three month LIBOR, which was 0.29% and .025% at March 31, 2010 and December 31, 2009, respectively.  Interest periods on the revolving credit facility may be either one, two, three or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by us.  Both loans have a final maturity date of December 21, 2010 and are therefore classified as current liabilities.

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

In connection with the execution of the Term Loan, we entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007 that has resulted in a net fixed rate of 5.717% and matures on December 21, 2010.  We determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy.  The fair value of the interest rate swap agreement was a liability of $2.1 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recognized a gain on the interest rate swap of $0.7 million and $0.6 million, respectively.  Recognized gains and losses on the interest rate swap are included in interest and other expense.

11.       Stockholders’ Equity

In March 2010, we contributed approximately 0.9 million newly issued shares of our common stock, valued at $18.01 per share, to our ESOP for amounts earned by participants during the year ended December 31, 2009.

In March 2010, we contributed approximately 0.2 million newly issued shares of its common stock, valued at $17.83 per share, to our 401(k) plan for amounts earned by participants during the year ended December 31, 2009.

12.       Commitments and Contingencies

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

As of March 31, 2010, if all such milestones are successfully achieved, the potential future milestone and other contingency payments we could be required to make under certain contractual agreements are approximately $179.5 million in aggregate, of which $9.5 million are expected to be paid within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $39.8 million as of March 31, 2010. The majority of these inventory commitments relate to BYDUREON and BYETTA, including minimum inventory purchases for BYDUREON of $26.7 million that are contingent upon FDA approval of BYDUREON.

As of March 31, 2010, commitments to complete construction of our BYDUREON manufacturing facility in Ohio are $1.7 million and commitments associated with capital investments on the BYDUREON pen device are $38.1 million.

13.       Litigation

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. Since August 2008, we and Lilly have been named as defendants in 58 separate product liability cases involving approximately 378 plaintiffs in various courts in the United States.  These cases have been brought by individuals who allege they have used BYETTA.  They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death.  Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use.  We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit.  These matters are at an early stage and, as a result, we cannot reasonably estimate potential losses, if any, at this time.  While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters.  However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

14.       Subsequent Events

We did not have any material recognizable subsequent events.

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

Overview

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, BYETTA and SYMLIN and we are currently seeking approval for BYDUREON, an investigational sustained-release medication for type 2 diabetes that is administered once a week.

Highlights for the three months ended March 31, 2010 include:

•                  We received a complete response letter regarding the BYDUREON New Drug Application (NDA) from the FDA, and in May 2010, the FDA classified the complete response as a Class 2 resubmission and assigned a new Prescription Drug User Fee Act, or PDUFA, action date of October 22, 2010;

•                  Our partner, Lilly submitted a marketing authorization application to the European Medicines Agency for BYDUREON;

•                  We enrolled the first patient in DURATION-6 clinical study, a head-to-head comparison of BYDUREON to liraglutide (Victoza®), a glucagon-like peptide-1 (GLP-1) analog, with results anticipated in the first half of 2011;

•                  We announced the combination treatment of pramlintide/metreleptin will advance toward Phase 3 development.

BYDUREON

We are working with Lilly and Alkermes, Inc., or Alkermes, to develop BYDUREON, an investigational sustained-release medication for type 2 diabetes that is administered once a week.  In March 2010, we received a complete response letter from the FDA regarding the NDA we submitted for BYDUREON in May 2009.  The key components of the complete response letter that required a response related primarily to the finalization of the product labeling with an accompanying Risk Evaluation and Mitigation Strategy, or REMS, and clarification of proprietary manufacturing processes.  We filed our response to the FDA’s complete response letter in April 2010 and in May 2010, the FDA notified us that they have classified the BYDUREON complete response as a Class 2 resubmission and assigned a new PDUFA action date of October 22, 2010.

In 2010, we will continue to focus on building a superior profile for BYDUREON by continuing our DURATION series of clinical studies designed to compare BYDUREON against competing products.  We expect to report results from our DURATION-4 study in the second half of 2010 comparing BYDUREON with metformin, sitagliptin or pioglitazone and we have initiated DURATION-6 comparing BYDUREON with liraglutide (Victoza®). In addition, we expect to start our EXSCEL study following the FDA’s review of the study protocol to demonstrate BYDUREON’s effect on cardiovascular endpoints. We plan to continue making strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system, an exenatide suspension formulation and potential noninvasive delivery systems including transdermal and nasal.

BYETTA and SYMLIN

BYETTA is the first approved medicine in a class of compounds called GLP-1 receptor agonists. In October 2009, the FDA approved an expanded indication to include BYETTA as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes and changes to the BYETTA label to incorporate updated safety language. Previously BYETTA was approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene (TZD), three common oral therapies for type 2 diabetes. We believe the expanded monotherapy indication and label update present new opportunities for the BYETTA brand. Net product sales of BYETTA were $149.8 million and $157.7 million for the three months ended March 31, 2010 and 2009, respectively.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as BYDUREON. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us, and Lilly will pay us royalties for product sales outside of the United States. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide such as BYDUREON. As of March 31, 2010, BYETTA was commercially launched in 64 countries worldwide, including the United States.

SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. We own 100% of the global rights to SYMLIN and are exploring partnering SYMLIN outside of the United States. Net product sales of SYMLIN were $22.5 million and $21.6 million for the three months ended March 31, 2010 and 2009, respectively.

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

Obesity and related indications

Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Therapies for Obesity, or INTO, strategy. In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda Pharmaceutical Company Limited, or Takeda, to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our product pipeline, including pramlintide/metreleptin, which is a compound currently in phase 2 development for the treatment of obesity. We recently announced results of a 52-week phase 2 study of this compound and, based on those results, we and Takeda plan to advance pramlintide/metreleptin toward phase 3 development.  Additionally, later this year we plan to submit the clinical sections of a rolling NDA for metreleptin as a treatment of severe lipodystrophy, a very rare metabolic condition, followed next year by the chemistry, manufacturing and controls section of the NDA.  Because severe lipodystrophy affects a very small number of patients, metreleptin as a treatment for severe lipodystrophy has received orphan drug designation by the FDA.

Research and Development

We maintain an active discovery research program focused on novel peptide and protein therapeutics. We have also entered into a number of strategic alliances and business initiatives that support our expansion into new therapeutic areas.

Overview Summary

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At March 31, 2010, our accumulated deficit was approximately $2.0 billion.

At March 31, 2010, we had approximately $598.3 million in cash, cash equivalents and short-term investments.  Additionally we have availability of $165 million pursuant a loan agreement with Lilly. Although we may not generate positive operating cash flows for the next few years, we intend to improve our operating results and reduce our use of cash for operating activities from current levels to achieve our goal to be operating cash flow positive by the end of 2010. Additionally, we expect that our use of cash for capital expenditures will decrease significantly from 2009 levels. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.

There were no significant changes in critical accounting policies from those at December 31, 2009.  The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009, contained in our annual report on Form 10-K filed on February 26, 2010.

For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 26, 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Net Product Sales

Net product sales for the three months ended March 31, 2010 and 2009 were $172.3 million and $179.3 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended March 31,
	2010	2009
BYETTA	$149.8	$157.7
SYMLIN	22.5	21.6
	$172.3	$179.3

The decrease in net product sales for BYETTA in the current period primarily reflects reduced prescription demand, partially offset by the net impact of pricing actions.

The increase in net product sales for SYMLIN in the current period primarily reflects the net impact of price actions, partially offset by reduced prescription demand.

We continue to record allowances related to the DOD’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective on May 26, 2009.  In consideration of this final rule we recorded an allowance of $1.8 million for such rebates in the three months ended March 31, 2010 and $5.8 million for such rebates in the three months ended March 31, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008 that now appear probable of being assessed and paid.

Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the potential approval of additional products including BYDUREON, regulatory matters, legislative changes, economic factors and other environmental factors.  In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act.  There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs.  The provisions become effective over time, however certain provisions became effective in the first quarter of 2010.  These provisions are related to increased Medicaid discounts, an increase in the population of patients eligible for Medicaid discounts and the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and healthcare centers.  These new provisions did not have a material impact on our results for the three months ended March 31, 2010.  We are currently evaluating the new legislation to determine its impact on our business and future financial results.  We expect the financial impact of the new legislation to grow over time.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended March 31, 2010 increased to $1.9 million from $1.1 million for the same period in 2009. Revenues under collaborative agreements consist of amortization of up-front payments received from our collaborative partners.  For the three months ended March 31, 2010, the revenues consist of amortization of the up-front payment we received from Takeda in late 2009 while the revenues under collaborative agreements for the same period in 2009 consist of amortization of the up-front payment received in connection with our Lilly collaboration, for which amortization ended in 2009.

For the year ended December 31, 2010 we expect to recognize $7.5 million of collaborative revenue in connection with the ratable amortization of the up-front payment we received from Takeda.  Additionally, we expect to earn a $40 million milestone from Lilly upon the launch of BYDUREON in the United States, if approved, which will be recorded as revenues under collaborative agreements when earned.

Cost of Goods Sold

Cost of goods sold was $20.5 million, representing a gross margin of 88%, and $18.6 million, representing a gross margin of 90%, for the three months ended March 31, 2010 and 2009, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The decline in gross margin for the three months ended March 31, 2010, compared to the same period in 2009, primarily reflects an increase in inventory reserves during the period.  In the future we expect our gross margins for BYETTA and SYMLIN to be consistent with current levels.  Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Our manufacturing facility for BYDUREON has significant capacity to address expected patient demand.  This capacity will not be fully utilized for several quarters following launch, therefore gross margins for BYDUREON, if approved, will initially be lower than margins for BYETTA.  As demand for BYDUREON grows and production increases, we will realize economies of scale and drive toward our targeted margins of at least 75%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $76.7 million for the three months ended March 31, 2010 from $87.6 million for the same period in 2009. The decrease primarily reflects lower sales force expenses following the May 2009 sales force restructuring, partially offset by pre-launch activities for BYDUREON.

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

Our research and development efforts are focused on diabetes, obesity and other diseases.  We also maintain an active discovery research program.  In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing BYDUREON.  In obesity, we have a number of compounds in development for the potential treatment of obesity, which are part of a broader program, which we refer to as INTO.  As part of this program, we intend to conduct additional clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2010	2009 (1)	Increase/(Decrease)
Diabetes (2)	$20.8	$20.7	$0.1
Obesity	2.5	8.2	(5.7)
Research and early-stage programs	7.6	6.0	1.6
Indirect costs	10.9	11.9	(1.0)
	$41.8	$46.8	$(5.0)

(1)  Research and development expenses by major project have been revised to conform to the current presentation with regard to our change in method of accounting for reimbursed research and development costs under collaborative arrangements (see Note 1, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements).

(2)  Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are recorded as a reduction to research and development costs.  Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were $16.8 million and $12.9 million for the three months ended March 31, 2010 and 2009, respectively.

The $5.0 million decrease in research and development expenses for the three months ended March 31, 2010 as compared to the same period in 2009 primarily reflects decreased expenses of $5.7 million for our obesity development programs.  The decrease in expenses in our obesity programs reflects reduced clinical trial expense due to the completion in 2009 of our dose-ranging clinical trial of pramlintide/metreleptin combination therapy development program and cost-sharing of development expenses by Takeda.

Collaborative Profit Sharing

Collaborative profit sharing was $67.9 million and $73.0 million for the three months ended March 31, 2010 and 2009, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $0.7 million for the three months ended March 31, 2010 from $3.0 million for the same period in 2009.  The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments in the three months ended March 31, 2010 as compared to the same period in 2009.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations, amortization of debt issuance costs, mark-to-market gains and losses on derivative financial instruments and foreign exchanges gains and losses. Interest and other expense in the three months ended March 31, 2010 consists of interest on our $775 million par value of outstanding convertible senior notes and our $85.9 million of outstanding long-term note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $6.1 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in interest and other expense for the three months ended March 31, 2010 primarily reflects a decrease in foreign exchange gains and a decrease in the interest capitalized to our Ohio manufacturing facility.

Net Loss

Our net loss for the three months ended March 31, 2010 was $38.2 million compared to a net loss of $47.0 million for the same period in 2009. The decrease in net loss primarily reflects decreased selling, general and administrative expenses, research and development expenses and collaborative profit-sharing discussed above, partially offset by decreased net product sales.  We may incur operating losses for the next few years.  As a result of recent restructuring activities, and other efforts to gain efficiencies in our business, we believe we are on track to achieve our stated goals of positive operating cash flows by the end of 2010 and operating profitability by the end of 2011.  However, our ability to reach profitability in the future will be heavily dependent upon the level of product sales that we achieve for BYETTA, SYMLIN and BYDUREON, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of BYDUREON, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and our obesity collaboration with Takeda, reimbursement of SYMLIN development expenses through earlier collaboration agreements and, since the second quarter of 2005, through product sales of BYETTA and SYMLIN.

At March 31, 2010, we had approximately $598.3 million in cash, cash equivalents and short-term investments, compared to $667.8 million at December 31, 2009, and we have $165 million of cash available to us pursuant to the loan agreement with Lilly described below. As a result of recent restructuring activities, and other efforts to gain efficiencies in our business, we believe we are on track to achieve our stated goals of positive operating cash flows by the end of 2010 and operating profitability by the end of 2011.  Our current business plan does not contemplate a need to raise additional funds from outside sources, however we may evaluate opportunities to refinance existing indebtedness from time to time.  If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future, especially given the current adverse economic and credit conditions.

We used cash of $38.5 million and $63.9 million for our operating activities in the three months ended March 31, 2010 and 2009, respectively.   Our cash used for operating activities in the three months ended March 31, 2010 included uses of cash due to decreases in accrued compensation, accounts payable and accrued liabilities, and payable to collaborative partner of $25.8 million, $9.7 million and $8.6 million, respectively and an increase in other current assets of $9.8 million.  The decrease in accrued compensation primarily reflects the payment of annual compensation accruals in the three months ended March 31, 2010.  The decrease in accounts payable and accrued liabilities primarily reflects lower expense levels for the three months ended March 31, 2010 compared to the same period of 2009.  The decrease in the payable to collaborative partner reflects a reduced net payable to Lilly due to higher cost-sharing payments due from Lilly due to increased development expenses for BYDUREON in the three months ended March 31, 2010.  The increase in other current assets is largely due to an increase in receivables from our collaborative partners which are included in other current assets.

Our primary sources of cash for our operating activities include an increase in deferred collaborative profit sharing of $13.8 million and a decrease in inventories of $6.2 million.  The increase in deferred collaborative profit sharing reflects payments due to us from Lilly for its 60% share of the capital expenditures we have made for the BYDUREON pen device.  The decrease in inventories largely reflects reductions in raw materials and finished goods inventory due to the timing and volume of production for BYETTA and SYMLIN.

Our investing activities provided cash of $53.1 million and $10.3 million for the three months ended March 31, 2010 and 2009, respectively.  Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment, net.  Purchases of property, plant and equipment, net decreased to $27.5 million for the three months ended March 31, 2010 from $38.8 million for the three months ended March 31, 2009.  The decrease in purchases of property reflects a reduction in purchases associated with our BYDUREON manufacturing facility, offset by costs incurred in connection with the BYDUREON pen device.  Through March 31, 2010, we had expended $600.9 million associated with the construction of the BYDUREON manufacturing facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  The initial capital investment for the pen is expected to be $216.0 million over the next few years, which will be funded 60% by Lilly and 40% by us.  Through March 31, 2010 we have incurred $122.4 million in capital expenditures associated with the BYDUREON pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $723.3 million.  We have billed Lilly $68.4 million for its share of expenditures for the pen device, of which $52.7 million has been received to date, and is included in cash used for operating activities as discussed above.  Additionally, we expect that our use of cash for capital expenditures will decrease in 2010 as compared to 2009 and will be principally focused on strategically investing in exenatide life cycle management, of which Lilly shares 60% of the costs.  We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for BYDUREON, if approved.

Financing activities used cash of $0.7 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.  Financing activities in the three months ended March 31, 2010 include $7.8 million in principal payments of our term loan, partially offset by proceeds of $7.2 million from the exercise of stock options and proceeds from our employee stock purchase plan.  Financing activities for the three months ended March 31, 2009 include $7.8 million in principal payments of our term loan, partially offset by proceeds of $3.8 million from the exercise of stock options and proceeds from our employee stock purchase plan.

At March 31, 2010, we had $200 million in aggregate principal amount of convertible senior notes due 2011, or the 2004 Notes, and $575 million of the convertible senior notes due 2014, or the 2007 Notes, outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

In December 2007, we entered into a $140 million credit agreement. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. At March 31, 2010 we had an outstanding balance of $85.9 million under the term loan and had issued $8.5 million of standby letters of credit under the revolving credit facility. Both loans have a final maturity date of December 21, 2010. Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election. We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan. The interest rate on the credit facility is LIBOR plus 1.0% or the Bank of America prime rate, at our election.

In October 2008, we entered into a loan agreement with Lilly pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. As of March 31, 2010 we had not drawn upon this line of credit.  Any interest due under this credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest, shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

The following table summarizes our contractual obligations and maturity dates as of March 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$—	$200,000	$575,000	$—
Interest on long-term convertible debt	85,125	22,250	37,000	25,875	—
Long-term note payable	85,938	85,938	—	—	—
Interest on long-term note payable, net of swap transactions (1)	3,350	3,350	—	—	—
Inventory purchase obligations(2)	115,327	35,070	73,717	6,540	—
Construction contracts	40	16	24	—	—
Operating lease obligations	212,635	26,671	57,984	55,841	72,139
Total(3)	$1,277,415	$173,295	$368,725	$663,256	$72,139

(1)  The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)   Includes $45.5 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)   Excludes long-term obligation of $7.9 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We expect to make development milestone payments up to $9.5 million associated with licensing agreements in the next 12 months.  Additional milestones and other contingency payments of up to approximately $179.5 million could be paid if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, these payments would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: the level of product sales we and Lilly achieve for BYETTA and BYDUREON, if approved, net of profit sharing payments to Lilly, and product sales for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN and the commercialization of BYDUREON, if approved; costs associated with the operation of our BYDUREON manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at March 31, 2010 was approximately $206.0 million and $512.3 million, respectively.  We have entered into an interest rate swap in connection with our $125 million term loan.  The fair value of the interest rate swap at March 31, 2010 was a liability of $2.1 million.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2010.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. Since August 2008, we and Lilly have been named as defendants in 58 separate product liability cases involving approximately 378 plaintiffs in various courts in the United States. These cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $38.2 million for the three months ended March 31, 2010, $186.3 million in 2009, $321.9 million in 2008 and $216.5 million in 2007. As of March 31, 2010, we had an accumulated deficit of approximately $2.0 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

We began selling, marketing and distributing our first products, BYETTA and SYMLIN, in 2005 and we will depend heavily on the success of those products and, if approved, BYDUREON, in the marketplace.

Prior to the launch of BYETTA and SYMLIN in 2005, we had never sold or marketed our own products. Our ability to generate product revenue for the next few years will depend solely on the success of these products and, if approved, BYDUREON. The ability of BYETTA, SYMLIN and, if approved, BYDUREON to generate revenue at the levels we expect will depend on many factors, including the following:

•                  the ability of patients in the current uncertain economic climate to be able to afford our medications or obtain health care coverage that covers our products;

•                  our ability to obtain approval for BYDUREON and the timing of the commercial launch of BYDUREON, if approved;

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

BYETTA and SYMLIN, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any of our marketed drugs by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time does the drug become suspect as having a causal relationship to the adverse event. Some patients taking BYETTA have reported developing pancreatitis. We are working to better understand the relationship between BYETTA and pancreatitis described in some spontaneously reported cases. In keeping with our focus on patient safety, we continue to pursue our drug safety program that includes thorough investigation of individual spontaneous case reports along with clinical and epidemiologic studies. Within the detection limits of an initial epidemiology study which we provided to the FDA, we have not observed an increased incidence of pancreatitis associated with BYETTA compared to other treatments for diabetes and thus believe a definite causal relationship between BYETTA and pancreatitis has not been proved. In addition, since BYETTA was introduced, we have received other reports of adverse events, including rare reports of acute renal failure in patients using BYETTA, and in pre-clinical studies of BYDUREON, observations were made of C-cell tumors in animals.  Although direct relationships have not been established, it may be difficult to rule out any particular direct relationship at any point in time for these or other reports of adverse events or observations that may be made.  Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition.

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

The manufacturing of sufficient quantities of newly-approved drug products and drug candidates is a time-consuming and complex process. We currently have no manufacturing capabilities for our two marketed drug products. In order to successfully commercialize our products, including BYETTA and SYMLIN, and continue to develop our drug candidates, including BYDUREON, we rely on various third parties to provide the necessary manufacturing.

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

In order to manufacture BYDUREON on a commercial scale we must complete final validation of the manufacturing process and obtain approval for our manufacturing facility from the FDA. We have never established, validated, and operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. The FDA has inspected our manufacturing facility and has made a number of observations all of which we believe have been addressed. Although we are working diligently to qualify the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale. If we are unable to demonstrate comparability of product, we may not be able to commercially launch BYDUREON in a timely manner or at all. In addition, we are dependent on Alkermes to supply us with commercial quantities of the polymer required to manufacture BYDUREON. We also will need to obtain sufficient supplies of diluent, solvents, devices, packaging and other components necessary for commercial manufacture of BYDUREON. If BYDUREON is approved, we will be dependent upon Mallinckrodt and Lonza to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in BYDUREON, and upon single suppliers to produce components for packaging BYDUREON.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payers.

The continuing efforts of government, private health insurers and other third- party payers to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity. In the United States, the Federal government recently passed health care reform legislation.  Many of the details regarding the implementation of this legislation have yet to be determined and implementation may ultimately adversely affect our business.  Further, we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products.

Significant uncertainty exists as to the reimbursement status of health care products. Third-party payers, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payers increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for BYETTA and/or SYMLIN or any other products we discover and develop, including BYDUREON. If government and other third-party payers do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

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

If the results of our ongoing or planned clinical studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes:

•                  we may be unable to complete our development programs for BYDUREON or our obesity clinical trials;

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

•                  our inability to reach agreement with Lilly regarding the scope, design, conduct or costs of clinical trials with respect to BYETTA, BYDUREON, nasal exenatide or transdermal exenatide; or

•                  serious side effects experienced by study participants relating to a drug candidate.

We are substantially dependent on our collaboration with Lilly for the development and commercialization of BYETTA and dependent on Lilly and Alkermes for the development of BYDUREON.

We have entered into a collaborative arrangement with Lilly, who currently markets diabetes therapies and is developing additional diabetes drug candidates, to commercialize BYETTA and further develop sustained-release formulations of BYETTA, including BYDUREON. We entered into this collaboration in order to:

•                  fund some of our research and development activities;

•                  assist us in seeking and obtaining regulatory approvals; and

•                  assist us in the successful commercialization of BYETTA and BYDUREON, if approved.

In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of BYDUREON or the commercialization of BYETTA, or if Lilly’s efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and BYDUREON outside the United States. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon twelve months’ notice. If Lilly ceased funding and/or developing and commercializing BYETTA or BYDUREON, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. If Lilly does not successfully commercialize BYETTA outside the United States, we may receive limited or no revenues from them. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing BYDUREON. If Alkermes’ technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property. If we are unable to obtain licenses to third party patent rights for required technologies, we could be adversely affected.

We own or hold exclusive rights to many issued United States patents and pending United States patent applications related to the development and commercialization of exenatide, including BYETTA and BYDUREON, SYMLIN and our other drug candidates. These patents and applications cover composition-of-matter, medical indications, methods of use, formulations and other inventive results. We have issued and pending applications for formulations of BYETTA and BYDUREON, but we do not have a composition-of-matter patent covering exenatide. We also own or hold exclusive rights to various foreign patent applications that correspond to issued United States patents or pending United States patent applications.

Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully challenge or circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. For example, our SYMLIN and BYETTA products are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the “Hatch-Waxman Act,” which provides data exclusivity for a certain period of time. Beginning one year before expiration of the data exclusivity period, the Hatch-Waxman Act allows generic manufacturers to file Abbreviated New Drug Applications, or ANDAs, requesting the FDA’s approval of generic versions of previously-approved products. For example, generic pharmaceutical manufacturers could file an ANDA for SYMLIN as of March 2009 and for BYETTA as of April 2009. If an ANDA is filed for one of our approved products prior to expiration of the patents covering those products, it could result in our initiating patent infringement litigation to enforce our rights. We can provide no assurances that we would prevail in such an action or in any challenge related to our patent rights.

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

We may be unable to obtain regulatory clearance to market our drug candidates, including BYDUREON, in the United States or foreign countries on a timely basis, or at all.

Our drug candidates, including BYDUREON, are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. Regulatory authorities may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. Regulatory authorities may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, and expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Unexpected changes to the FDA or foreign regulatory approval process could also delay or prevent the approval of our drug candidates.

The data collected from our clinical trials may not be sufficient to support approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA’s or any foreign regulatory authority’s response is delayed or not favorable for any of our drug candidates, including BYDUREON, our stock price could decline significantly.

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

We intend to use our available cash for:

•                  Commercialization of BYETTA and SYMLIN and, if approved, the launch and commercialization of BYDUREON;

•                  Establishment of additional manufacturing sources, including our Ohio manufacturing facility;

•                  Development of BYDUREON and other pipeline candidates;

•                  Executing our INTO strategy;

•                  Our other research and development activities;

•                  Other operating expenses;

•                  Potential acquisitions or investments in complementary technologies or businesses; and

•                  Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including a term loan with a current balance of approximately $86 million due in 2010, referred to as the Term Loan, and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011, referred to as the 2004 Notes, and $575 million is due in 2014, referred to as the 2007 Notes.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. On March 4, 2009, the Supreme Court held in Wyeth v. Levine that federal law does not preempt state product liability claims involving pharmaceuticals. We are currently involved in fifty-eight product liability cases which have been brought by individuals who have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We currently have limited product liability insurance coverage. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

Our ability to enter into and maintain third-party relationships is important to our successful development and commercialization of BYETTA, SYMLIN and our other drug candidates and to our potential profitability.

With respect to sales, marketing and distribution outside the United States, we will be substantially dependent on Lilly for activities relating to BYETTA and sustained-release formulations of BYETTA, including BYDUREON, if approved. We believe that we will likely need to enter into marketing and distribution arrangements with third parties for, or find a corporate partner who can provide support for, the development and commercialization of SYMLIN or our other drug candidates outside the United States. We may also enter into arrangements with third parties for the commercialization of SYMLIN or any of our other drug candidates within the United States.

With respect to BYETTA and, if approved, BYDUREON, Lilly is co-promoting within the United States. If Lilly ceased commercializing BYETTA or, if approved, BYDUREON, for any reason, we would likely need to either enter into a marketing and distribution arrangement with a third party for those products or significantly increase our internal sales and commercialization infrastructure.

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

In April 2004, we issued $200 million of the 2004 Notes and in June 2007, we issued $575 million of the 2007 Notes. In December 2007, we entered into the $125 million Term Loan, of which approximately $86 million is currently outstanding and due in 2010. Our ability to make payments on our debt, including the 2004 and 2007 Notes and the Term Loan, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During four of the last five years, our operating cash flows were negative and insufficient to cover our fixed costs. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2004 and 2007 Notes and the Term Loan, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce or defer our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

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

Our executive officers, directors and major stockholders control approximately 51% of our common stock.

As of March 31, 2010, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 51% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2010
Second Quarter (through April 21, 2010)	$24.21	$20.49
First Quarter	$23.93	$14.13
Year ending December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89
Year ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75

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

•                  clinical study results;

•                  determinations by regulatory authorities with respect to our drug candidates, including BYDUREON;

•                  our ability to validate our Ohio manufacturing facility and the commercial manufacturing process for BYDUREON;

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

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Registrant’s 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement†

10.2	Amendment to Exenatide Manufacturing Agreement, dated January 8, 2010, between Registrant and Mallinckrodt Inc.*

10.3	Amendment to Commercial Supply Agreement, dated February 11, 2010, between Registrant and Baxter Pharmaceutical Solutions LLC*

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(c).
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 6, 2010	By:	/S/ MARK G. FOLETTA
Mark G. Foletta, Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)