Form 10-Q
period 2010-06-30
AMYLIN PHARMACEUTICALS INC
filed 2010-08-05
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 2, 2010
Common Stock, $.001 par value	143,672,976

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,339	$120,825
Short-term investments	412,900	546,944
Accounts receivable, net	52,689	60,732
Inventories, net	131,946	99,700
Other current assets	46,152	78,481
Total current assets	805,026	906,682

Property, plant and equipment, net	807,898	780,058
Other long-term assets	32,874	39,679
	$1,645,798	$1,726,419

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$31,075	$39,146
Accrued compensation	45,406	70,961
Payable to collaborative partner	37,921	49,645
Restructuring liability, current portion	9,608	9,204
Notes payable, current portion	78,125	93,750
Convertible senior notes, current portion	200,000	—
Deferred revenue, current portion	7,500	7,500
Other current liabilities	83,973	95,163
Total current liabilities	493,608	365,369

Deferred revenue, net of current portion	62,500	66,250
Long-term deferred credit	125,000	125,000
Deferred collaborative profit-sharing	73,102	54,570
Restructuring liability, net of current portion	21,322	22,776
Other long-term obligations, net of current portion	23,235	26,158
Convertible senior notes	455,943	643,762

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 450,000 shares authorized, 143,658 and 141,747 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	144	142
Additional paid-in capital	2,422,474	2,371,939
Accumulated deficit	(2,030,266)	(1,947,867)
Accumulated other comprehensive loss	(1,264)	(1,680)
Total stockholders’ equity	391,088	422,534
	$1,645,798	$1,726,419

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009 (1)	2010	2009 (1)
Revenues:
Net product sales	$162,511	$197,497	$334,772	$376,829
Revenues under collaborative agreements	1,875	1,072	3,750	2,143
Total revenues	164,386	198,569	338,522	378,972

Costs and expenses:
Cost of goods sold	14,462	24,293	34,964	42,925
Selling, general and administrative	74,162	92,052	150,909	179,608
Research and development	45,995	52,798	87,822	99,546
Collaborative profit sharing	64,907	76,199	132,807	149,216
Restructuring	3,424	11,376	3,424	11,376
Total costs and expenses	202,950	256,718	409,926	482,671

Operating loss	(38,564)	(58,149)	(71,404)	(103,699)

Interest and other expense, net	(5,632)	(4,223)	(10,995)	(5,627)
Net loss	$(44,196)	$(62,372)	$(82,399)	$(109,326)

Net loss per share, basic and diluted	$(0.31)	$(0.44)	$(0.58)	$(0.78)

Shares used in computing net loss per share, basic and diluted	143,585	140,912	143,146	139,864

(1) Adjusted for the 2009 change in our method of accounting for reimbursed research and development costs under collaborative arrangements (Note 1).

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net loss	$(82,399)	$(109,326)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	28,731	17,855
Amortization of debt discount and debt issuance costs	5,874	4,282
Employee stock-based compensation	20,204	23,047
Benefit plan compensation settled in stock	11,610	11,588
Other non-cash expenses	3,591	3,275
Changes in operating assets and liabilities:
Accounts receivable	8,043	(14,036)
Inventories	5,716	6,020
Other current assets	998	(23,271)
Accounts payable and accrued liabilities	(20,921)	(10,302)
Accrued compensation	(17,465)	(5,734)
Payable to collaborative partner	(11,724)	10,699
Deferred revenue	(3,750)	(2,143)
Deferred collaborative profit sharing	18,532	17,878
Long-term prepaid expenses	6,253	(7,482)
Restructuring liabilities	(1,050)	(13,659)
Other assets and liabilities, net	(2,923)	(3,838)
Net cash flows used for operating activities	(30,680)	(95,147)

Investing activities:
Purchases of short-term investments	(282,760)	(444,471)
Sales and maturities of short-term investments	417,296	495,803
Purchases of property, plant and equipment	(55,177)	(70,720)
Decrease in other long-term assets	(3,108)	(221)
Net cash flows provided by (used for) investing activities	76,251	(19,609)

Financing activities:
Issuance of common stock, net	10,568	4,390
Repayment of notes payable	(15,625)	(15,625)
Net cash flows used for financing activities	(5,057)	(11,235)

Change in cash and cash equivalents	40,514	(125,991)

Cash and cash equivalents at beginning of period	120,825	237,263
Cash and cash equivalents at end of period	$161,339	$111,272

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$2,560	$4,403
Receivable arising from sale of property, plant and equipment	$6,500	—
Non-cash interest capitalized to property, plant and equipment	$7,858	$8,353

Non-cash financing activities:
Shares contributed as employer 401(k) match	$3,851	$5,104
Shares contributed to employee stock ownership plan	$15,848	$20,250

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

June 30, 2010

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as we, us or Amylin) Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following tables summarize the impact of the change in accounting for reimbursed research and development costs on the consolidated statements of operations for the three and six months ended June 30, 2009.  Only the line items affected by the change in accounting are reflected in the tables below (in thousands):

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As originally reported	As adjusted	As originally reported	As adjusted
Revenues under collaborative agreements	$11,875	$1,072	$26,217	$2,143
Research and development expenses	63,601	52,798	123,620	99,546

Revenue Recognition

Net Product Sales

We sell BYETTA® (exenatide) injection for the treatment of type 2 diabetes and SYMLIN® (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. We record product sales net of allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers at the time of sale and report product sales net of such allowances. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.  We continue to record allowances related to the United States Department of Defense’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective on May 26, 2009.  In consideration of this final rule we recorded an allowance of $1.4 million and $3.1 million for such rebates in the three and six months ended June 30, 2010, respectively and $6.6 million for such rebates in the six months ended June 30, 2009, of which $4.8 million represents a retroactive rebate assessment recorded in the first quarter of 2009 for sales made during 2008 that became probable of being assessed and paid.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act.  There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs.  The provisions become effective over time, however, certain provisions became effective in the first quarter of 2010.  These provisions are related to increased Medicaid discounts, an increase in the population of patients eligible for Medicaid discounts, and the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and healthcare centers.  These new provisions did not have a material impact on our results for the three or six month periods ended June 30, 2010.  We are currently evaluating the new legislation to determine its impact on our business and future financial results.  We expect the financial impact of the new legislation to grow over time.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances.  The allowance for doubtful accounts was $0.9 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively.

Investments in Unconsolidated Entities

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.  Our share of the income or losses of these entities is included in interest and other expense, and the investments, which have a net book value of $4.1 million and $3.2 million at June 30, 2010 and December 31, 2009, respectively, are included in other long-term assets.  We recorded $0.7 million and $0.6 million for our share of equity method investee losses during the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $1.2 million for our share of equity method investee losses during the six months ended June 30, 2010 and 2009, respectively.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about considerations that market participants would use in pricing.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Short-term investments	$412,900	$412,900	$—	$—
Cash and cash equivalents	161,339	161,339	—	—
Derivative financial instrument contracts, net liability	(1,378)	—	(1,378)	—
	$572,861	$574,239	$(1,378)	$—

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

Derivative Financial Instruments

We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other income and interest and other expense. The fair value of our derivative financial instruments was a net liability of $1.4 million and $2.9 million at June 30, 2010 and December 31, 2009, respectively.  We have determined that our derivative financial instruments are defined as Level 2 in the fair value hierarchy. We recognized net gains of $1.0 million and $0.9 million on derivative financial instruments for the three months ended June 30, 2010 and 2009, respectively and net gains of $1.5 million and $1.6 million on derivative financial instruments for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes the fair value and balance sheet classification of our derivative financial instruments (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Balance sheet location	Fair Value	Balance sheet location
Foreign currency derivative contracts	$(107)	Other current liabilities	$(100)	Other current liabilities
Interest rate derivative contract, current	(1,271)	Other current liabilities	—	Other current liabilities
Interest rate derivative contract, long-term	$—	Other long-term obligations, net of current portion	$(2,813)	Other long-term obligations, net of current portion

	$(1,378)		$(2,913)

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Antidilutive options and awards to purchase common stock	1,490	193	1,512	229
Antidilutive shares underlying convertible senior notes	15,238	15,238	15,238	15,238
	16,728	15,431	16,750	15,467

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

Total estimated stock-based compensation was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$7,130	$7,612	$13,422	$14,917
Research and development expenses	3,372	4,481	6,782	8,130
	$10,502	$12,093	$20,204	$23,047

Net stock-based compensation expense, per common share:
Basic and diluted	$0.07	$0.09	$0.14	$0.16

In all cases non-cash stock-based compensation expense during the three and six month periods ended June 30, 2010 and 2009 related to stock-based awards consisting of stock options, performance based restricted stock units and employee stock purchase rights.  At June 30, 2010, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $56.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.  We issued 0.2 million and 0.5 million shares upon the exercise of stock options in the three and six months ended June 30, 2010, respectively.

In addition to the stock-based compensation discussed above, we also recorded expense associated with our Employee Stock Ownership Plan, or ESOP, and our 401(k) plan for the three and six month periods ended June 30, 2010 and 2009, respectively.  The breakdown of non-cash ESOP and 401(k) expense by operating statement classification is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$2,747	$2,308	$6,457	$6,537
Research and development expenses	1,775	1,933	5,153	5,051
	$4,522	$4,241	$11,610	$11,588

Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Amylin Ohio, LLC, and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Subsequent Events

We did not have any material recognizable subsequent events.

Recently Issued Accounting Pronouncements

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

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means fiscal 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

2.              Short-term Investments

Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments, a component of other expense. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.  The following is a summary of short-term investments as of June 30, 2010 and December 31, 2009 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
June 30, 2010
U.S. Treasury securities	$85,854	$10	$(3)	$85,861
Obligations of U.S. Government-sponsored enterprises	26,935	145	(121)	26,959
Corporate debt securities	292,566	701	(57)	293,210
Asset backed securities	7,116	80	(326)	6,870
Total	$412,471	$936	$(507)	$412,900

December 31, 2009
U.S. Treasury securities	$187,892	$66	$(2)	$187,956
Obligations of U.S. Government-sponsored enterprises	60,280	47	(453)	59,874
Corporate debt securities	278,872	917	(99)	279,690
Asset backed securities	19,963	37	(576)	19,424
Total	$547,007	$1,067	$(1,130)	$546,944

(1) Other comprehensive loss included a net unrealized loss of $1.5 million and $1.6 million on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at June 30, 2010 and December 31, 2009, respectively.

Contractual maturities of short-term investments at June 30, 2010 were as follows (in thousands):

Fair Value
Due within 1 year	$346,376
After 1 but within 5 years	40,251
After 5 but within 10 years	414
After 10 years	25,859
Total	$412,900

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S. Government-sponsored enterprises in the table above, and asset-backed securities.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$22,853	$(3)	$—	$—	$22,853	$(3)
Obligations of U.S. Government-sponsored enterprises	—	—	13,895	(121)	13,895	(121)
Corporate debt securities	48,892	(33)	5,526	(24)	54,418	(57)
Asset backed securities	—	—	3,086	(326)	3,086	(326)
	$71,745	$(36)	$22,507	$(471)	$94,252	$(507)

Our investments had gross unrealized losses of $0.5 million and $1.1 million at June 30, 2010 and December 31, 2009, respectively.  The unrealized losses on our investments in marketable securities are due in most instances to the increased volatility in the markets impacting the classes of securities in which we invest and not deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.

3.             Inventories

Inventories consist of the following (in thousands):

	June 30, 2010
	Commercial	Pre-approval		Total
Raw materials	$60,569	$38,777	(1)	$99,346
Work-in-process	18,625	2,182		20,807
Finished goods	11,793	—		11,793
	$90,987	$40,959		$131,946

	December 31, 2009
	Commercial	Pre-approval	Total
Raw materials	$67,446	$—	$67,446
Work-in-process	18,335	—	18,335
Finished goods	13,919	—	13,919
	$99,700	$—	$99,700

(1)  Included in pre-approval raw materials inventories is $38.0 million of exenatide, the active pharmaceutical ingredient (“API”) which we now plan to use to manufacture BYDUREON.  We expect that exenatide for BYDUREON could also be used to manufacture BYETTA, subject to certain regulatory requirements.  Therefore, the exenatide balance of $38.0 million was previously recorded in other current assets and is therefore presented within the Statements of Cash Flows as a non-cash adjustment.

Inventories are stated at the lower of cost (FIFO) or market and net of a valuation allowance for potential excess and/or obsolete material of $1.5 million and $0.3 million at June 30, 2010 and December 31, 2009, respectively. Raw materials consist of bulk drug material for BYETTA, SYMLIN and BYDUREON.  Work-in-process inventories consist of in-process BYETTA cartridges, in-process SYMLIN cartridges, in-process SYMLIN vials and in-process BYDUREON vials.  Finished goods inventories consist of BYETTA drug product in a disposable pen/cartridge delivery system, finished SYMLIN drug product in vials for syringe administration and finished SYMLIN drug product in a disposable pen/cartridge delivery system.

We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.  Beginning in the second quarter of 2010 we began capitalizing pre-approval inventory specific to BYDUREON™ (exenatide for extended-release injectable suspension) based upon management’s judgment of probable future commercial use and net realizable value.  As of June 30, 2010, we have capitalized $41.0 million of pre-approval inventories.

We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercialization and future economic benefit expected to be recognized, due to either an unexpected denial or significant delay of approval by the FDA, a delay in the timeline for commercialization or other potential factors.  However, because $38.0 million of the total pre-approval inventory balance consists of API that could be utilized to manufacture BYETTA, subject to certain regulatory requirements, if our judgment regarding BYDUREON’s future commercialization and future economic benefit expected to be recognized were to change, we expect that the API raw materials would be utilized to produce BYETTA and therefore would not be at risk of impairment.  As of June 30, 2010, the balance of pre-approval inventory that is at risk for impairment if FDA approval is denied or significantly delayed is $3.0 million.

4.             Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Prepaid expenses	$22,044	$58,032
Receivable from collaborative partner	6,283	7,924
Interest and other receivables	10,206	5,816
Other current assets	7,619	6,709
	$46,152	$78,481

5.              Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued rebates	$39,873	$40,735
Accrued expenses	34,253	34,789
Other current liabilities	9,847	19,639
	$83,973	$95,163

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

Amounts due from or to our collaborative partners related to development activities are generally reflected as either a reduction or increase of research and development expenses, as appropriate, and amounts due from or to our collaborative partners related to sharing of commercialization expenses are generally reflected as either a reduction or increase of selling, general and administrative expenses, as appropriate. Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments that we make related to approved drugs (of which there have been none to date) will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received (of which there have been none to date) will generally be reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold.

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

In addition to these up-front payments, Lilly agreed to make future milestone payments of up to $85 million upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as BYDUREON, of which $75 million have been paid through June 30, 2010. No additional development milestones may be earned under the collaboration agreement.

Lilly also agreed to make additional future milestone payments of up to $130 million contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations, of which $40 million have been paid through June 30, 2010. Remaining milestones relate primarily to the commercial launch of BYDUREON in selected territories throughout the world, including $40 million for the launch in the United States.

In December 2005, our wholly-owned subsidiary, Amylin Ohio LLC, purchased an existing building and land to house our BYDUREON manufacturing facility in Ohio and we are responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. At June 30, 2010 we had capitalized $619.6 million associated with the construction and validation of this facility.  As discussed below, through June 30, 2010 we have incurred $131.3 million in capital expenditures associated with a BYDUREON pen device, which will be funded 60% by Lilly and 40% by us.  Through June 30, 2010, the total combined capital expenditures for the manufacturing facility and pen device is $750.9 million.

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

Under the terms of the supply agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly’s share of the capital investment made in our manufacturing facility in Ohio, that otherwise would have been included in the cost of product produced at the facility and charged to Lilly through our arrangements with them. In addition to this cash payment, we will recover Lilly’s share of the capital investment in the facility through an allocation of depreciation expense in cost of goods as discussed below. Under the terms of the supply agreement, we have agreed not to charge Lilly for Lilly’s share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. Accordingly we have determined that a portion of the $125 million payment, amounting to $40.9 million at June 30, 2010, represents a reimbursement to us of Lilly’s share of interest costs capitalized to the facility that will be credited to Lilly for its share of the amortization of capitalized interest included in the cost of goods sold for BYDUREON as incurred. We have concluded that any excess amount represents deferred collaborative revenue for services to be provided to Lilly under the supply agreement that will be amortized ratably over the economic useful life of the BYDUREON product following its commercial launch, if approved. The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at June 30, 2010, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. Under certain circumstances, including upon an impairment of the BYDUREON manufacturing facility, Lilly may receive a credit for the unearned portion of the

$125 million payment which will be applied against Lilly’s share of the impairment charge. The $125 million payment is not refundable to Lilly if BYDUREON does not receive regulatory approval unless such non-approval results in impairment as discussed above.

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

In May 2009, we and Lilly entered into a joint supply agreement for a BYDUREON pen device. We and Lilly agreed to collaborate in the development, manufacturing and marketing of BYDUREON in a dual chamber cartridge pen device. We and Lilly will share the capital and development costs of the pen, including the estimated total capital investment of approximately $216 million which is expected to be incurred over the next few years. We and Lilly have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred. Through June 30, 2010, we have incurred $131.3 million in capital expenditures associated with the BYDUREON pen, which amount is included in construction in progress. We have billed Lilly $73.1 million for these expenditures, of which $70.1 million has been received by us. Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly’s share of the depreciation included in cost of goods sold for the BYDUREON pen device as incurred.

In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. Any interest due under the credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014. As of June 30, 2010 we have not drawn upon this credit facility.

The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

	Classification within	Three Months Ended		Six Months Ended
Activity	Consolidated Statements of Operations	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization of up-front payments	Revenues under collaborative agreements	$—	$1,072	$—	$2,143

Gross margin cost-sharing	Collaborative profit sharing	$64,907	$76,199	$132,807	$149,216

Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$14,518	$10,605	$31,258	$23,539

Cost-sharing payments due from/(to) Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Reduction of / (increase to) selling, general and administrative expense	$7,846	$(2,729)	$16,496	$(5,679)

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

Collaboration with Takeda Pharmaceutical Company, Ltd

On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the development agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the development agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the development agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of June 30, 2010 deferred revenue associated with the Takeda collaboration equaled $70.0 million, of which $62.5 million is classified as long-term.

The following is a summary of activity related to our collaboration with Takeda and the location in the consolidated statements of operations (in thousands):

	Classification within	Three Months Ended		Six Months Ended
Activity	Consolidated Statements of Operations	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization of up-front payments	Revenues under collaborative agreements	$1,875	$—	$3,750	$—

Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$2,847	$—	$6,183	$—

7.             Restructuring

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

During the three months ended June 30, 2010 we reduced our workforce by approximately 60 employees and recorded restructuring charges of $3.4 million consisting solely of employee separation costs.

We are currently assessing our facility requirements for our San Diego campus as a result of this and our prior restructurings.  We anticipate additional facilities-related charges over the next several quarters, but cannot quantify the amount at this time.

The following table sets forth activity in the restructuring liability for recent restructuring activities for the six months ended June 30, 2010 (in thousands):

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2009	$—	$31,980	$31,980
Accruals	3,424	—	3,424
Payments	(229)	(5,722)	(5,951)
Accretion of sub-lease expense	—	1,477	1,477
Balance at June 30, 2010	$3,195	$27,735	$30,930

The reduction in the restructuring liability during the six months ended June 30, 2010 consists primarily of ongoing rental payments for leases associated with vacated facilities, offset by an accrual for employee separation costs and the accretion of sub-lease expense.

8.              Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on investments. We disclose the accumulated balance of other comprehensive loss as a separate component of stockholders’ equity. For the three and six months ended June 30, 2010 and 2009, comprehensive loss consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(44,196)	$(62,372)	$(82,399)	$(109,326)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(302)	5,692	416	6,830
Comprehensive loss	$(44,498)	$(56,680)	$(81,983)	$(102,496)

9.             Convertible Senior Notes

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our convertible senior notes (in thousands):

	June 30, 2010	December 31, 2009
2007 Notes – Due June 15, 2014
Principal amount	$575,000	$575,000
Unamortized debt discount	(119,057)	(131,238)
Net carrying amount	455,943	443,762

2004 Notes – Due April 15, 2011
Principal amount	200,000	200,000

Total convertible senior notes, net	655,943	643,762
Less current portion	(200,000)	—
Non-current portion	$455,943	$643,762

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

The fair value of the 2007 Notes, determined by observed market prices, was $490.7 million and $453.0 million at June 30, 2010 and December 31, 2009, respectively.  Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

The carrying amount of the equity component of the 2007 Notes was $180.3 million at June 30, 2010 and December 31, 2009.  At June 30, 2010, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, or approximately four years.  The effective interest rate on the net carrying value of the 2007 Notes was 9.3% for both the three and six month periods ended June 30, 2010 and 2009.

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

The fair value of the 2004 Notes, determined by observed market prices, was $197.5 million and $192.1 million at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the interest expense we capitalized associated with construction in progress for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Coupon interest expense	$3,117	$3,848	$6,441	$7,509
Non-cash interest from debt discount	3,851	4,299	7,858	8,353
Total capitalized interest	$6,968	$8,147	$14,299	$15,862

10.          Note Payable

In December 2007, we entered into a $140 million credit agreement with Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents.  The credit agreement provides for a $125 million Term Loan and a $15 million revolving credit facility.  The proceeds of both loans have been used for general corporate purposes.  The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit.  We had an outstanding balance of $78.1 million and $93.8 million under the Term Loan at June 30, 2010 and December 31, 2009, respectively and had issued $10.5 million and $8.9 million of stand-by letters of credit under the revolving credit facility primarily in connection with office leases, at June 30, 2010 and December 31, 2009, respectively.

Our domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, are co-borrowers under the credit agreement.  The loans under the revolving credit facility are secured by substantially all of our (including the two domestic subsidiaries) assets (other than intellectual property and certain other excluded collateral).  The Term Loan is repayable on a quarterly basis, with no principal payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter twelve.  Interest on the Term Loan will be paid quarterly on the unpaid principal balance at 1.75% above the London Interbank Offered Rate, or LIBOR, based on our election of either one, two, three or six months LIBOR term, and payable at the end of the selected interest period but no less frequently than quarterly as of the first business day of the quarter prior to the period in which the quarterly installment is due.  We have elected to use the three month LIBOR, which was 0.53% and .25% at June 30, 2010 and December 31, 2009, respectively.  Interest periods on the revolving credit facility may be either one, two, three or six months, and payable at the end of the selected interest period but no less frequently than quarterly, and the interest rate will be either LIBOR plus 1.0% or the Bank of America prime rate, as selected by us.  Both loans have a final maturity date of December 21, 2010 and are therefore classified as current liabilities.

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

In connection with the execution of the Term Loan, we entered into an interest rate swap with an initial notional amount of $125 million on December 21, 2007 that has resulted in a net fixed rate of 5.717% and matures on December 21, 2010.  We determined that the interest rate swap agreement is defined as Level 2 in the fair value hierarchy.  The fair value of the interest rate swap agreement was a liability of $1.3 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively.  For the three months ended June 30, 2010 and 2009, we recognized a gain on the interest rate swap of $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2010 and 2009, we recognized a gain on the interest rate swap of $1.5 and $1.1 million, respectively.  Recognized gains and losses on the interest rate swap are included in interest and other expense.

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

As of June 30, 2010, if all such milestones are successfully achieved, the potential future milestone and other contingency payments we could be required to make under certain contractual agreements are approximately $173.0 million in aggregate, of which $14.5 million could be paid within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $33.2 million as of June 30, 2010. The majority of these inventory commitments relate to BYDUREON and BYETTA, including minimum inventory purchases for BYDUREON of $23.4 million that are contingent upon FDA approval of BYDUREON.

As of June 30, 2010, commitments to complete construction of our BYDUREON manufacturing facility in Ohio are $1.3 million and commitments associated with capital investments on the BYDUREON pen device are $33.0 million.

13.       Interest and other expense, net

For the three and six months ended June 30, 2010 and 2009, other income (expense), net is comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and other income	$468	$700	$1,184	$3,723
Interest and other expense	(6,100)	(4,923)	(12,179)	(9,350)
Total interest and other expense, net	$(5,632)	$(4,223)	$(10,995)	$(5,627)

14.          Litigation

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.  As of June 30, 2010 we and Lilly were involved in 62 separate product liability cases involving approximately 381 plaintiffs in various courts in the United States.  Eighteen plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. These cases have been brought by individuals who allege they have used BYETTA.  They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death.  Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use.  We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit.  These matters are at an early stage and, as a result, we cannot reasonably estimate potential losses, if any, at this time.  While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters.  However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

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

Highlights for the six months ended June 30, 2010 include:

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

•                  We initiated our DURATION-6 clinical study, a head-to-head comparison of BYDUREON to liraglutide (Victoza®), a glucagon-like peptide-1 (GLP-1) analog, with results anticipated in the first half of 2011;

•                  We announced results from DURATION-4, a head-to-head study that compared BYDUREON monotherapy to Januvia® (sitagliptin), Actos® (pioglitazone HCI) or metformin. Results demonstrated that BYDUREON efficacy and tolerability profile extended to monotherapy treatment;

•                  We initiated a phase 2 study of a monthly-dosed suspension formulation of exenatide during the second quarter and expect to see data from this study in the first half of 2011;

•                  We initiated our EXCEL (Exenatide Study of Cardiovascular Event Lowering) cardiovascular outcomes study, with results expected in 2016; and

•                  We and our partner, Takeda, announced the combination treatment of pramlintide/metreleptin will advance toward Phase 3 development.

BYDUREON

We are working with Lilly and Alkermes, Inc., or Alkermes, to develop BYDUREON, an investigational sustained-release medication for type 2 diabetes that is administered once a week.  In March 2010, we received a complete response letter from the FDA regarding the NDA we submitted for BYDUREON in May 2009.  The key components of the complete response letter that required a response related primarily to the finalization of the product labeling with an accompanying Risk Evaluation and Mitigation Strategy, or REMS, and clarification of proprietary manufacturing processes.  We filed our response to the FDA’s complete response letter in April 2010 and in May 2010 the FDA notified us that they have classified the BYDUREON complete response as a Class 2 resubmission and assigned a new PDUFA action date of October 22, 2010.

In 2010, we will continue to focus on building a superior profile for BYDUREON by continuing our DURATION series of clinical studies designed to compare BYDUREON against competing products.  In June 2010 we announced results from our DURATION-4 study comparing BYDUREON with metformin, sitagliptin or pioglitazone, three oral type 2 diabetes medications commonly prescribed early in the treatment of type 2 diabetes.  The results of DURATION-4 along with the four previously completed DURATION studies have shown consistent clinically meaningful efficacy of BYDUREON. We have initiated DURATION-6 comparing BYDUREON with liraglutide (Victoza®). In addition, we initiated EXSCEL, a cardiovascular outcomes study, to demonstrate BYDUREON’s effect on cardiovascular endpoints and expect this study to complete in 2016. We plan to continue making strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system, an exenatide suspension formulation and potential noninvasive delivery systems including transdermal and nasal.

BYETTA and SYMLIN

BYETTA is the first approved medicine in a class of compounds called GLP-1 receptor agonists. In October 2009, the FDA approved an expanded indication to include BYETTA as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes and changes to the BYETTA label to incorporate updated safety language. Previously BYETTA was approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene (TZD), three common oral therapies for type 2 diabetes. We believe the expanded monotherapy indication and label update present new opportunities for the BYETTA brand. Net product sales of BYETTA were $140.7 million and $175.1 million for the three months ended June 30, 2010 and 2009, respectively, and $290.5 million and $332.8 million for the six months ended June 30, 2010 and 2009, respectively.

In June 2010 we announced results from the first double-blind, placebo-controlled clinical study to evaluate BYETTA added to insulin glargine. Data from this study showed that the combination of BYETTA and insulin glargine helped patients with type 2 diabetes achieve glucose targets without weight gain or increasing their risk of hypoglycemia. These data suggest that BYETTA may provide a complementary addition to basal insulin for these hard-to-treat type 2 diabetes patients and will form the basis of a supplemental New Drug Application to the FDA that we plan to file by the end of this year.

We have an agreement with Lilly for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as BYDUREON. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us, and Lilly will pay us royalties for product sales outside of the United States. Lilly has primary responsibility for developing and commercializing BYETTA outside of the United States, including any sustained release formulations of exenatide such as BYDUREON. As of June 30, 2010, BYETTA was commercially launched in 67 countries worldwide, including the United States.

SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. We own 100% of the global rights to SYMLIN and are exploring partnering SYMLIN outside of the United States. Net product sales of SYMLIN were $21.8 million and $22.4 million for the three months ended June 30, 2010 and 2009, respectively, and $44.3 million and $44.0 million for the six months ended June 30, 2010 and 2009, respectively.

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

Obesity and related indications

Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program and includes our Integrated Neurohormonal Therapies for Obesity, or INTO, strategy. In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda Pharmaceutical Company Limited, or Takeda, to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our product pipeline, including pramlintide/metreleptin, which is a combination regimen currently in phase 2 development for the treatment of obesity. In February 2010 we announced the results of a 52-week phase 2 study of this combination regimen and, based on those results, we and Takeda plan to advance pramlintide/metreleptin toward phase 3 development.  Additionally, later this year we plan to submit the clinical sections of a rolling NDA for metreleptin as a treatment of severe lipodystrophy, a very rare metabolic condition, followed next year by the chemistry, manufacturing and controls section of the NDA. Because severe lipodystrophy affects a very small number of patients, metreleptin as a treatment for severe lipodystrophy has received orphan drug designation by the FDA.

Research and Development

We maintain an active discovery research program focused on novel peptide and protein therapeutics. We have also entered into a number of strategic alliances and business initiatives that support our expansion into new therapeutic areas.

Overview Summary

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN.  At June 30, 2010, our accumulated deficit was approximately $2.0 billion.

At June 30, 2010, we had approximately $574.2 million in cash, cash equivalents and short-term investments.  Additionally we have availability of $165 million pursuant a loan agreement with Lilly. Although we may not generate positive operating cash flows for the next few years, we intend to improve our operating results and reduce our use of cash for operating activities from current levels to achieve our goal to be operating cash flow positive by the end of 2010. Additionally, we expect that our use of cash for capital expenditures will decrease significantly from 2009 levels.  Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2009, however the information provided under the heading “Inventories and Related Reserves” is in addition to, and should be read in conjunction with, the inventories and related reserves accounting policy included in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2009.  The financial information as of June 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009, contained in our annual report on Form 10-K filed on February 26, 2010.

Inventories and Related Reserves

We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be recognized.  Beginning in the quarter ended June 30, 2010 we have capitalized inventory costs associated with pre-approval inventory specific to BYDUREON based on management’s judgment of probable future commercialization and net realizable value.  With respect to capitalization of unapproved product candidates, we produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of such inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This generally will occur only after we have submitted an NDA to the FDA, and only if our assessment of the status of the regulatory review has led us to conclude there is a high probability of receiving regulatory approval.  If we are aware of any specific risks or contingencies that are likely to impact the regulatory approval process or if there are any specific issues identified during our research and development process relating to safety, efficacy and manufacturing of the product candidate, we would not capitalize the related inventory.

We manage the levels of inventory at each stage of the manufacturing process to optimize the shelf life of the inventory and avoid product expiration issues relative to anticipated market demand following launch. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required.  As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume, expiration dates of the inventory and estimated selling price.  Projected sales volume is based on several factors including market research, sales of similar products and competition in the market.  Estimated sales price is based on the price of existing products sold for the same indications and expected market demand.

Once we have capitalized inventory for a product candidate that is not yet approved, we will monitor, on a quarterly basis, the status of such candidate within the regulatory approval process.  We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercialization and future economic benefit expected to be recognized, due to a denial or delay of approval by the FDA, a delay in the timeline for commercialization or other potential factors.

For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 26, 2010.

Results of Operations

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Net Product Sales

Net product sales for the three months ended June 30, 2010 and 2009 were $162.5 million and $197.5 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended June 30,
	2010	2009
BYETTA	$140.7	$175.1
SYMLIN	21.8	22.4
	$162.5	$197.5

The decrease in net product sales for BYETTA in the current period primarily reflects reduced prescription demand, partially offset by higher net prices.

The slight decrease in net product sales for SYMLIN in the current period primarily reflects the reduced prescription demand partially offset by higher net prices in the quarter ended June 30, 2010 compared to the same period in 2009.

Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the potential approval of additional products including BYDUREON, regulatory matters, legislative changes, economic factors and other environmental factors.  In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act.  There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs.  The provisions become effective over time, however certain provisions became effective in the first quarter of 2010.  These provisions are related to increased Medicaid discounts, an increase in the population of patients eligible for Medicaid discounts and the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and healthcare centers.  These new provisions did not have a material impact on our results for the three months ended June 30, 2010.  We are currently evaluating the new legislation to determine its impact on our business and future financial results.  We expect the financial impact of the new legislation to grow over time.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended June 30, 2010 increased to $1.9 million from $1.1 million for the same period in 2009. Revenues under collaborative agreements consist of amortization of up-front payments received from our collaborative partners.  For the three months ended June 30, 2010, the revenues consist of amortization of the up-front payment we received from Takeda in late 2009 while the revenues under collaborative agreements for the same period in 2009 consist of amortization of the up-front payment received in connection with our Lilly collaboration, for which amortization ended in 2009.

For the year ended December 31, 2010 we expect to recognize $7.5 million of collaborative revenue in connection with the ratable amortization of the up-front payment we received from Takeda.  We expect to earn a $40 million milestone from Lilly upon the launch of BYDUREON in the United States, if approved, which will be recorded as revenues under collaborative agreements when earned. Beginning in 2011, we expect to begin earning royalties on BYETTA and/or BYDUREON product sales outside of the United States.  The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $14.5 million, representing a gross margin of 91%, and $24.3 million, representing a gross margin of 88%, for the three months ended June 30, 2010 and 2009, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period.  The improvement in gross margin for the three months ended June 30, 2010, compared to the same period in 2009, primarily reflects higher net sales prices and lower unit costs driven by supplier mix and production volumes.  Quarterly fluctuations in gross margins may be influenced by product mix, pricing, the level of sales allowances and the timing and volumes of production.

Our manufacturing facility for BYDUREON has significant capacity to address expected global demand. Amylin and Lilly have shared responsibility for commercialization in the United States and Lilly has responsibility for commercialization outside the United States. Fixed plant costs are expected to be at least $100 million annually, approximately half of which is non-cash depreciation.  Since these costs are fixed, we will incur them regardless of production volumes.  Therefore there will be a transition period of at least several quarters following launch, where BYDUREON gross margins, if approved, will be significantly lower than our target margins as the majority of these costs will be recorded directly to cost of goods sold as a period cost.  The impact of these fixed costs on our margins will diminish over time as global demand for BYDUREON grows, production increases and we realize economies of scale as we drive toward our targeted margins of at least 75%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $74.2 million for the three months ended June 30, 2010 from $92.1 million for the same period in 2009. The decrease primarily reflects lower sales force expenses following the May 2009 sales force restructuring and the absence of costs associated with our 2009 proxy contest.

We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, amounts due to or from Lilly related to sharing of these expenses are reflected as an increase to or a reduction of selling, general and administrative expenses, as appropriate.

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

Our research and development efforts are focused on diabetes, obesity and other diseases.  We also maintain an active discovery research program.  In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing BYDUREON.  In obesity, we are developing a combination regimen for the potential treatment of obesity, which is part of a broader program, which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we intend to conduct additional clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,
	2010	2009 (1)	Increase/ (Decrease)
Diabetes (2)	$26.7	$27.3	$(0.6)
Obesity	3.5	8.1	(4.6)
Research and early-stage programs	6.0	6.2	(0.2)
Indirect costs	9.8	11.2	(1.4)
	$46.0	$52.8	$(6.8)

(1)  Research and development expenses by major project have been revised to conform to the current presentation with regard to our change in method of accounting for reimbursed research and development costs under collaborative arrangements (see Note 1, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements).

(2)  Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are recorded as a reduction to research and development costs.  Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were $14.5 million and $10.6 million for the three months ended June 30, 2010 and 2009, respectively.

The $6.8 million decrease in research and development expenses for the three months ended June 30, 2010 as compared to the same period in 2009 primarily reflects decreased expenses of $4.6 million for our obesity development programs.  The decrease in expenses in our obesity programs reflects reduced clinical trial expense due to the completion in 2009 of our dose-ranging clinical trial of pramlintide/metreleptin combination therapy development program, the termination of the davalintide development program and cost-sharing of development expenses by Takeda.

Collaborative Profit Sharing

Collaborative profit sharing was $64.9 million and $76.2 million for the three months ended June 30, 2010 and 2009, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Restructuring

Restructuring charges during the three months ended June 30, 2010 were $3.4 million in connection with a workforce reduction of approximately 60 employees.  Restructuring charges during the three months ended June 30, 2009 were $11.4 million in connection with the May 2009 restructuring of our sales force.  Restructuring charges for the three months ended June 30, 2010 and 2009 consist primarily of employee separation costs.  We are currently assessing our facility requirements for our San Diego campus as a result of these restructurings.  We anticipate incurring additional facilities lease impairment charges over the next several quarters, but cannot quantify the amount at this time.

Interest and Other Expense, net

Interest and other expense, net is comprised of interest and other income and interest and other expense.

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $0.5 million for the three months ended June 30, 2010 from $0.7 million for the same period in 2009.  The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments in the three months ended June 30, 2010 as compared to the same period in 2009.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations, amortization of debt issuance costs, mark-to-market gains and losses on derivative financial instruments and foreign exchanges gains and losses. Interest and other expense in the three months ended June 30, 2010 consists of interest on our $775 million par value of outstanding convertible senior notes and our $78.1 million of outstanding note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $6.1 million and $4.9 million for the three months ended June 30, 2010 and 2009, respectively.  The increase in interest and other expense for the three months ended June 30, 2010 primarily reflects a decrease in the interest capitalized to our Ohio manufacturing facility.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Net Product Sales

Net product sales for the six months ended June 30, 2010 and 2009 were $334.8 million and $376.8 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Six months ended June 30,
	2010	2009
BYETTA	$290.5	$332.8
SYMLIN	44.3	44.0
	$334.8	$376.8

The decrease in net product sales for BYETTA in the current period primarily reflects reduced prescription demand, partially offset by the net impact of pricing actions.

Net product sales for SYMLIN in the current period remained largely unchanged primarily as a result of higher prices offset by reduced prescription demand.

We recorded an allowance related to the DOD’s Tricare Retail Pharmacy program pursuant to a final rule that was issued in March 2009 and became effective May 26, 2009.  The final rule clarified the DOD’s interpretation of the National Defense Authorization Act of 2008, or NDAA, signed into law on January 28, 2008.  The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself.  In consideration of this final rule we recorded an allowance of $3.1 million for such rebates in the six months ended June 30, 2010 and $6.6 million for such rebates in the six months ended June 30, 2009, of which $4.8 million represents a retroactive rebate assessment for sales made during 2008.

Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the potential approval of additional products including BYDUREON, regulatory matters, legislative changes, economic factors and other environmental factors.  In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act.  There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs.  The provisions become effective over time, however certain provisions became effective in the first quarter of 2010.  These provisions are related to increased Medicaid discounts, an increase in the population of patients eligible for Medicaid discounts and the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and healthcare centers.  These new provisions did not have a material impact on our results for the six months ended June 30, 2010.  We are currently evaluating the new legislation to determine its impact on our business and future financial results.  We expect the financial impact of the new legislation to grow over time.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the six months ended June 30, 2010 were $3.8 million, compared to $2.1 million for the same period in 2009. Revenues under collaborative agreements consist of amortization of up-front payments received from our collaborative partners.   For the six months ended June 30, 2010, the revenues consist of amortization of the up-front payment we received from Takeda in late 2009 while the revenues under collaborative agreements for the same period in 2009 consist of amortization of the up-front payment received in connection with our Lilly collaboration, for which amortization ended in 2009.

For the year ended December 31, 2010 we expect to recognize $7.5 million of collaborative revenue in connection with the ratable amortization of the up-front payment we received from Takeda.  We expect to earn a $40 million milestone from Lilly upon the launch of BYDUREON in the United States, if approved, which will be recorded as revenues under collaborative agreements when earned.  Beginning in 2011, we expect to begin earning royalties on BYETTA and/or BYDUREON product sales outside of the United States. The receipt and recognition as revenue of future milestone payments is subject to the achievement of performance requirements underlying such milestone payments.

Cost of Goods Sold

Cost of goods sold was $35.0 million, representing a gross margin of 90%, and $42.9 million, representing a gross margin of 89%, for the six months ended June 30, 2010 and 2009, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN.  The improvement in gross margin for the three months ended June 30, 2010, compared to the same period in 2009, primarily reflects higher net sales prices and lower unit costs driven by supplier mix and production volumes.  Quarterly fluctuations in gross margins may be influenced by product mix, pricing, the level of sales allowances and the timing and volumes of production.

Our manufacturing facility for BYDUREON has significant capacity to address expected global demand. Amylin and Lilly have shared responsibility for commercialization in the United States and Lilly has responsibility for commercialization outside the United States. Fixed plant costs are expected to be at least $100 million annually, approximately half of which is non-cash depreciation.  Since these costs are fixed, we will incur them regardless of production volumes.  Therefore there will be a transition period of at least several quarters following launch, where BYDUREON gross margins, if approved, will be significantly lower than our target margins as the majority of these costs will be recorded directly to cost of goods sold as a period cost.  The impact of these fixed costs on our margins will diminish over time as global demand for BYDUREON grows, production increases and we realize economies of scale as we drive toward our targeted margins of at least 75%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $150.9 million for the six months ended June 30, 2010 from $179.6 million for the same period in 2009. The decrease primarily reflects efficiencies driven by our reduced cost structure following our recent restructurings and the absence of costs associated with the 2009 proxy contest.

We, along with Lilly, are jointly responsible for the co-promotion of BYETTA within the United States, and share equally in sales force costs and external marketing expenses. Accordingly, amounts due to or from Lilly related to sharing of these expenses are generally reflected as an increase or reduction of selling, general and administrative expenses, as appropriate.

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

Our research and development efforts are focused on diabetes, obesity and other diseases.  We also maintain an active discovery research program.  In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing BYDUREON.  In obesity, we are developing a combination regimen for the potential treatment of obesity, which is part of a broader program, which we refer to as INTO: Integrated Neurohormonal Therapies for Obesity.  As part of this program, we intend to conduct additional clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Six months ended June 30,
	2010	2009(1)	Increase/ (Decrease)
Diabetes (2)	$47.5	$48.0	$(0.5)
Obesity	6.0	16.3	(10.3)
Research and early-stage programs	13.6	12.2	1.4
Indirect costs	20.7	23.0	(2.3)
	$87.8	$99.5	$(11.7)

(1)  Research and development expenses by major project have been revised to conform to the current presentation with regard to our change in method of accounting for reimbursed research and development costs under collaborative arrangements (see Note 1, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements).

(2)  Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which are shared by Lilly pursuant to our collaboration agreement.  Cost-sharing payments received by Lilly are recorded as a reduction to research and development costs.  Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were $31.3 million and $23.5 million for the six months ended June 30, 2010 and 2009, respectively.

The $11.8 million decrease in research and development expenses for the six months ended June 30, 2010 compared to the same period in 2009 primarily reflects decreased expenses of $10.3 million for our obesity development programs.  The decrease in expenses in our obesity programs reflects reduced clinical trial expense due to the completion in 2009 of our dose-ranging clinical trial of pramlintide/metreleptin combination therapy development program, the termination of the davalintide development program and cost-sharing of development expenses by Takeda.

Collaborative Profit Sharing

Collaborative profit sharing was $132.8 million and $149.2 million for the six months ended June 30, 2010 and 2009, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Restructuring

Restructuring charges during the six months ended June 30, 2010 were $3.4 million in connection with a workforce reduction of approximately 60 employees.  Restructuring charges during the six months ended June 30, 2009 were $11.4 million in connection with the May 2009 restructuring of our sales force.  Restructuring charges for the six months ended June 30, 2010 and 2009 consist solely of employee separation costs.  We are currently assessing our facility requirements for our San Diego campus as a result of these restructurings.  We anticipate incurring additional facilities lease impairment charges over the next several quarters, but cannot quantify the amount at this time.

Interest and Other Expense, net

Interest and other expense, net is comprised of interest and other income and interest and other expense.

Interest and other income consist primarily of interest income from investment of cash and other investments.  Interest and other income decreased to $1.2 million for the six months ended June 30, 2010 from $3.7 million for the same period in 2009.  The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments.

Interest expense in the six months ended June 30, 2010 consists of interest on our $775 million par value of outstanding convertible senior notes and our $78.1 million of outstanding note payable, the amortization of associated debt issuance costs and recognized gains and losses associated with recording economic hedge transactions at fair value. Interest and other expense was $12.2 million and $9.4 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in interest and other expense for the six months ended June 30, 2010 reflects a decrease in capitalized interest associated with our Ohio manufacturing facility, an increase in federal income tax benefit, an increase in realized gains on equity investments and an increase in recognized gains associated with economic hedge transactions.

Net Loss

Our net loss for the six months ended June 30, 2010 was $82.4 million compared to a net loss of $109.3 million for the same period in 2009. The decrease in net loss primarily reflects the decreased selling, general and administrative expenses, decreased research and development expenses and decreased collaborative profit-sharing discussed above, partially offset by decreased net product sales.  We may incur operating losses for the next few years.  As a result of recent restructuring activities, and other efforts to gain efficiencies in our business, we believe we are on track to achieve our stated goals of positive operating cash flows by the end of 2010 and operating profitability by the end of 2011.  However, our ability to reach profitability in the future will be heavily dependent upon the level of product sales that we achieve for BYETTA, SYMLIN and BYDUREON, if approved.  Our ability to achieve profitability in the future will also depend our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of BYDUREON, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At June 30, 2010, we had approximately $574.2 million in cash, cash equivalents and short-term investments, compared to $667.8 million at December 31, 2009, and we have $165 million of cash available to us pursuant to the loan agreement with Lilly described below. As a result of recent restructuring activities, and other efforts to gain efficiencies in our business, we believe we are on track to achieve our stated goals of positive operating cash flows by the end of 2010 and operating profitability by the end of 2011.  Our current business plan does not contemplate a need to raise additional funds from outside sources, however we may evaluate opportunities to refinance existing indebtedness from time to time.  If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future, especially during times in which economic and credit conditions are adverse.

We used cash of $30.7 million and $95.1 million for our operating activities in the six months ended June 30, 2010 and 2009, respectively.   Our cash used for operating activities in the six months ended June 30, 2010 included uses of cash due to decreases in accounts payable and accrued liabilities, accrued compensation and payable to collaborative partner of $20.9 million, $17.5 million and $11.7 million, respectively. The decrease in accounts payable and accrued liabilities primarily reflects lower expense levels for the six months ended June 30, 2010 compared to the same period of 2009.  The decrease in accrued compensation primarily reflects the payment of annual compensation accruals in the six months ended June 30, 2010.  The decrease in the payable to collaborative partner reflects a reduced net payable to Lilly which resulted from higher cost-sharing payments due from Lilly as well as lower collaborative profit sharing due to Lilly.  The higher cost sharing payments due from Lilly was caused by increased development expenses for BYDUREON in the six months ended June 30, 2010; the lower collaborative profit sharing is the result of lower BYETTA sales.

Our primary sources of cash for our operating activities include an increase in deferred collaborative profit sharing of $18.5 million, a decrease in accounts receivable of $8.0 million and a decrease in inventories of $5.7 million.  The increase in deferred collaborative profit sharing reflects payments due to us from Lilly for its 60% share of the capital expenditures we have made for the BYDUREON pen device which relate to future collaborative profit sharing expenses.  The decrease in accounts receivable is primarily due to lower sales during the six months ended June 30, 2010.  The decrease in inventories reflects reductions in raw materials and finished goods inventory due to the timing and volume of production for BYETTA and SYMLIN of $8.7 million, partially offset by capitalized pre-launch inventory specific to BYDUREON of $3.0 million.  As indicated in Note 3 to the Consolidated Financial Statements, as of June 30, 2010 we have capitalized $41.0 million associated with pre-approval inventory specific to BYDUREON.  The inventory balance as of June 30, 2010 includes $38.0 million of exenatide, the active pharmaceutical ingredient for BYDUREON.  Because exenatide for BYDUREON can also be used to manufacture BYETTA, the exenatide balance was previously recorded in other current assets.  We anticipate incremental additions to our pre-approval BYDUREON inventories in preparation for product launch, if approved; however we do not expect these additions to pre-approval inventories to have a material effect on our liquidity.

Our investing activities provided cash of $76.3 million for the six months ended June 30, 2010 and used cash of $19.6 million for the six months ended June 30, 2009.  Investing activities in both periods consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment, net.  Purchases of property, plant and equipment, net decreased to $55.2 million for the six months ended June 30, 2010 from $70.7 million for the six months ended June 30, 2009.  The decrease in purchases of property reflects a reduction in purchases associated with our BYDUREON manufacturing facility, offset by costs incurred in connection with the BYDUREON pen device.  Through June 30, 2010, we had expended $619.6 million associated with the construction of the BYDUREON manufacturing facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility.  The initial capital investment for the pen is expected to be $216.0 million over the next few years, which will be funded 60% by Lilly and 40% by us.  Through June 30, 2010 we have incurred $131.3 million in capital expenditures associated with the BYDUREON pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $750.9 million.  We have billed Lilly $73.1 million for its share of expenditures for the pen device, of which $70.1 million has been received to date, and is included in cash used for operating activities as discussed above.  Additionally, we expect that our use of cash for capital expenditures will decrease in 2010 as compared to 2009 and will be principally focused on strategically investing in exenatide life cycle management, of which Lilly shares 60% of the costs.  We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for BYDUREON, if approved.

Financing activities used cash of $5.1 million and $11.2 million for the six months ended June 30, 2010 and 2009, respectively.  Financing activities in the six months ended June 30, 2010 include $15.6 million in principal payments of our term loan, partially offset by proceeds of $10.6 million from the exercise of stock options and proceeds from our employee stock purchase plan.  Financing activities for the six months ended June 30, 2009 include $15.6 million in principal payments of our term loan, partially offset by proceeds of $4.4 million from the exercise of stock options and proceeds of from our employee stock purchase plan.

At June 30, 2010, we had $200 million in aggregate principal amount of convertible senior notes due April 15, 2011, or the 2004 Notes, and $575 million of the convertible senior notes due June 15, 2014, or the 2007 Notes, outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

In December 2007, we entered into a $140 million credit agreement. The credit agreement provides for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. At June 30, 2010 we had an outstanding balance of $78.1 million under the term loan and had issued $10.5 million of standby letters of credit under the revolving credit facility. Both loans have a final maturity date of December 21, 2010. Interest on the term loan is payable quarterly in arrears at a rate equal to 1.75% above the London Interbank Offered Rate, or LIBOR, of either one, two, three or six months LIBOR term at our election. We have entered into an interest rate swap agreement which resulted in a net fixed interest rate of 5.717% under the term loan. The interest rate on the credit facility is LIBOR plus 1.0% or the Bank of America prime rate, at our election.

In October 2008, we entered into a loan agreement with Lilly pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. As of June 30, 2010 we had not drawn upon this line of credit.  Any interest due under this credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest, shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

The following table summarizes our contractual obligations and maturity dates as of June 30, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$200,000	$—	$575,000	$—
Interest on long-term convertible debt	74,000	22,250	34,500	17,250	—
Long-term note payable	78,125	78,125	—	—	—
Interest on long-term note payable, net of swap transactions (1)	2,122	2,122	—	—	—
Inventory purchase obligations(2)	105,905	35,967	63,398	6,540	—
Construction contracts	34	9	25	—	—
Operating lease obligations	206,050	26,793	55,148	53,807	70,302
Total(3)	$1,241,236	$365,266	$153,071	$652,597	$70,302

(1)   The interest payments shown were calculated using a rate of 5.717%, the combined net rate of the term loan and interest rate swap, on the outstanding principal balance of the term loan.

(2)   Includes $45.5 million of outstanding purchase orders, cancelable by us upon 30 days’ written notice, subject to reimbursement of costs incurred through the date of cancellation.

(3)   Excludes long-term obligation of $7.4 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products.  We could be required to make development milestone payments up to $14.5 million associated with licensing agreements in the next 12 months.  Additional milestones and other contingency payments of up to approximately $173.0 million could be paid if development and commercialization of all our early stage programs continue and are successful.  The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds.  Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, these payments would signify that the related products are moving successfully through development and commercialization.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.  The fair value of our 2004 Notes and 2007 Notes at June 30, 2010 was approximately $197.5 million and $490.7 million, respectively.  We have entered into an interest rate swap in connection with our $125 million term loan.  The fair value of the interest rate swap at June 30, 2010 was a liability of $1.3 million.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.  Controls and Procedures

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2010.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.  As of June 30, 2010, we and Lilly were involved in 62 separate product liability cases involving approximately 381 plaintiffs in various courts in the United States.  Eighteen plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. These cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Item 1A.  Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $82.4 million for the six months ended June 30, 2010, $186.3 million in 2009, $321.9 million in 2008 and $216.5 million in 2007. As of June 30, 2010, we had an accumulated deficit of approximately $2.0 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

•      Potential acquisitions or investments in complementary technologies or businesses; and

•      Other general corporate purposes.

We may also be required to use our cash to pay principal and interest on outstanding debt, including a term loan with a current balance of approximately $78 million due in 2010, referred to as the Term Loan, and $775 million in outstanding principal amount of convertible senior notes, of which $200 million is due in 2011, referred to as the 2004 Notes, and $575 million is due in 2014, referred to as the 2007 Notes.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. As of June 30, 2010, we were involved in 62 product liability cases which have been brought by individuals who have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. We currently have limited product liability insurance coverage for existing claims and any future related claims and we expect to be largely self-insured for any future product liability risks that are not covered by existing insurance.  Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

In April 2004, we issued $200 million of the 2004 Notes and in June 2007, we issued $575 million of the 2007 Notes. In December 2007, we entered into the $125 million Term Loan, of which approximately $78 million is currently outstanding and due in 2010. Our ability to make payments on our debt, including the 2004 and 2007 Notes and the Term Loan, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During four of the last five years, our operating cash flows were negative and insufficient to cover our fixed costs. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2004 and 2007 Notes and the Term Loan, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce or defer our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

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

We are highly dependent on our chief executive officer, and the other principal members of our executive and scientific teams. The unexpected loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified sales, marketing, regulatory, manufacturing, scientific and other personnel and consultants will also be critical to our success. We may not be able to attract and retain these personnel and consultants on acceptable terms given the competition between numerous pharmaceutical and biotechnology companies. We do not maintain “key person” insurance on any of our employees.

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

As of June 30, 2010, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 51% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2010
Third Quarter (through July 30, 2010)	$19.88	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
Year ending December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89
Year ended December 31, 2008
Fourth Quarter	$20.47	$5.50
Third Quarter	$35.00	$18.55
Second Quarter	$33.22	$25.30
First Quarter	$37.38	$23.75

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

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Amendment to Development and License Agreement between Alkermes Controlled Therapeutics Inc. II and Registrant

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements and footnotes from the Amylin Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; and (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements (tagged as blocks of text).

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

Amylin Pharmaceuticals, Inc.

Date: August 5, 2010	By:	/S/ MARK G. FOLETTA
Mark G. Foletta, Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)