Form 10-K
period 2010-12-31
AMYLIN PHARMACEUTICALS INC
filed 2011-02-25
CIK 881464

Use these links to rapidly review the document
PART IV
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the common stock of the registrant as of June 30, 2010 held by non-affiliates was $1,333,136,896.

          The number of shares outstanding of the registrant's common stock was 144,429,396 as of February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders to be held on May 24, 2011 are incorporated herein by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2010.

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

 PART I

Item 1.    Business

Business Overview

        We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other metabolic diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection and we are currently seeking approval for BYDUREON™ (exenatide extended-release for injectable suspension), an investigational sustained-release medication for type 2 diabetes that is administered only once a week.

        In 2010 and early 2011, we executed on key initiatives for the company including:

  •
  initiated the required thorough QT, or tQT, study to support the regulatory application for BYDUREON and expect to submit our response to the United States Food and Drug Administration's, or FDA, second BYDUREON complete response letter in the second half of 2011;

  •
  submitted a supplemental New Drug Application, or sNDA, to the FDA for the expanded use of BYETTA as an add-on therapy to basal insulin;

  •
  submitted the initial sections of a rolling submission for a Biologics License Application, or BLA, to the FDA for the use of metreleptin to treat diabetes and/or hypertriglyceridemia (high levels of triglycerides in the bloodstream) in patients with lipodystrophy;

  •
  announced results from DURATION-4, a head-to-head study that compared BYDUREON monotherapy to Januvia® (sitagliptin), Actos® (pioglitazone HCI) or metformin. Results demonstrated that BYDUREON efficacy and tolerability profile extended to monotherapy treatment;

  •
  initiated the DURATION-6 clinical study, a head-to-head comparison of BYDUREON to Victoza® (liraglutide), a glucagon-like peptide-1, or GLP-1, analog , with results expected in the first half of 2011;

  •
  initiated our EXSCEL (Exenatide Study of Cardiovascular Event Lowering) cardiovascular outcomes study for BYDUREON, with results expected in approximately 2016; and

  •
  announced, with our partner Takeda Pharmaceutical Company Limited, or Takeda, that we will advance the combination treatment of pramlintide/metreleptin for obesity toward phase 3 development.

        In 2011 we will continue our efforts to expand the indication for BYETTA and target new market segments for this product. We also plan to work toward increasing patient awareness and adherence of SYMLIN. In the near-term, we will continue to work with the FDA to gain approval for BYDUREON and will continue our efforts to build a superior profile for BYDUREON by completing the DURATION-6 clinical trial mentioned above. We also plan to continue making strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system and an exenatide suspension formulation that could enable monthly administration of exenatide.

        Our long-term growth strategy is focused on making prudent investment decisions based on positive clinical data to advance our obesity program, including the development of pramlintide/ metreleptin, a combination therapy for the treatment of obesity which we and our obesity partner, Takeda, are currently advancing toward phase 3 development. We are also developing metreleptin as a treatment for lipodystrophy, a very rare metabolic condition. Because lipodystrophy affects a very small number of patients, metreleptin for the treatment for lipodystrophy has received orphan drug designation by the FDA. With this accompanying fast-track and priority-review designation, we believe that metreleptin could be available to lipodystrophy patients as soon as 2012.

        We maintain an active discovery research program focused on novel peptide and protein therapeutics. We have also entered into strategic alliances and business initiatives aimed at exploring the utility of peptides in new therapeutic areas, including our strategic relationship with Biocon, Limited, or Biocon, to develop pharmaceutical products, including AC165198, which comes from our phybrid technology platform. We and Biocon plan to submit an investigational new drug application, or IND, and commence a phase 1 study for AC165198 by the end of 2011.

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

Diabetes

        Diabetes is a major worldwide health problem and is the sixth leading cause of death by disease in the United States. Diabetes is a complex, metabolic disorder of carbohydrate, fat and protein metabolism, primarily resulting from the failure of pancreatic beta cells to produce sufficient insulin to match the demands for insulin in the body. Insulin is a hormone that plays a central role in helping the body process, convert and store energy from glucose. Another important hormone in glucose regulation is glucagon which is released from the alpha-cells of the pancreas. Its action opposes insulin by increasing glucose appearance in the bloodstream. With the discovery of incretin hormones, GLP-1, gastric inhibitory peptide and the pancreatic hormone amylin, it is now understood that several organs and hormones play a role in maintaining glucose balance in the body. In individuals with diabetes, the relative shortage of insulin impairs the ability of glucose to enter and fuel the body's cells and, as a result, glucose builds up in the bloodstream causing hyperglycemia (high blood sugar). Prolonged elevation of blood glucose may result in damage to the kidney, retina and nerves—and may lead to kidney failure, permanent nerve damage, blindness and amputation. High glucose also increases the risk of cardiovascular disease. Conversely, too much insulin in the bloodstream can cause hypoglycemia (low blood sugar). Individuals who manage their diabetes with insulin or other oral antidiabetic medication are especially vulnerable to swings of high to low blood sugar level and the risk of very low blood sugar which, if left untreated, can be fatal.

        It is estimated that over 285 million people worldwide have diabetes. Of that population, it is estimated that approximately 90-95% have type 2 diabetes, previously known as adult-onset diabetes, and the remainder have type 1 diabetes, previously known as juvenile-onset diabetes. In the United States alone, there are approximately 25.8 million people, or 8.3% of the population, with diabetes. Nearly 20 million of these people have been diagnosed, while more than 5.0 million people with diabetes have not been diagnosed. From 1980 through 2009, newly diagnosed cases of diabetes among Americans aged 18-79 more than tripled. In addition, there are currently approximately 79 million adults aged 20 years or older in the United States with pre-diabetes, a condition that raises the risk of developing type 2 diabetes, heart disease and stroke. People with pre-diabetes have blood glucose levels higher than normal but not high enough to establish a diagnosis of diabetes.

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

        In 2008, findings from various long-term clinical trials, including the 10-year follow up of the UK Prospective Diabetes Study and the "Action to Control Cardiovascular Risk in Diabetes," or ACCORD, trial suggested that it is important to treat patients with less advanced diabetes earlier. These studies also suggest that it is important to lower blood glucose without weight gain and hypoglycemia which are often associated with older diabetes therapies. The cardiovascular outcomes data of these studies suggest that blood glucose control strategies employing therapies that do not promote weight gain or hypoglycemia may become increasingly valued.

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

  •
  periodontal disease.

        Obesity is common in patients with type 2 diabetes and weight control is a major problem for many patients with both type 1 and type 2 diabetes. In fact, 85% of people with type 2 diabetes are overweight and 55% are considered obese. Weight gain is particularly common in those using insulin and certain oral medications as part of their treatment regimen. In addition, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient's quality of life. Blood glucose fluctuations, weight gain and diabetes complications may each contribute to substantial disability, reduced quality of life, reduced productivity in the workplace, increased pain and suffering and premature death. It is estimated that obesity increases the risk of cardiovascular disease in people with type 2 diabetes and cardiovascular death accounts for approximately three quarters of all deaths among people with diabetes. In fact, the risk of coronary heart disease, cardiovascular disease and death are significantly increased in the overweight population and to an even greater extent in obese patients with type 2 diabetes.

        In 2005, we introduced two new treatment options for the management of diabetes, BYETTA and SYMLIN. BYETTA offers type 2 diabetes patients with inadequate glycemic control the opportunity to better control their blood glucose levels and lose weight. SYMLIN offers type 2 diabetes patients with inadequate glycemic control using mealtime insulin a treatment option that can both improve glucose control and result in weight loss. These novel first-in-class medicines provide new options in disease management and glucose control to millions of people suffering with diabetes.

Marketed Products

  BYETTA® (exenatide) injection

        BYETTA is the first approved medicine in a class of compounds called glucagon-like peptide-1 (GLP-1) receptor agonists. It is approved as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes. BYETTA is also approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene (TZD), three common oral therapies for type 2 diabetes. We recently submitted a sNDA to the FDA for expanded use of BYETTA as an add-on to basal insulin and expect a response from the FDA in 2011. The type 2 diabetes treatment guidelines of the American Diabetes Association, or ADA, the European Association for the Study of Diabetes, or EASD, and the American Association of Clinical Endocrinologists, or AACE, include the GLP-1 receptor agonist class, which includes BYETTA, as a secondary treatment option for type 2 diabetes patients. Net product sales of BYETTA were $559.3 million in 2010, $667.6 million in 2009 and $678.5 million in 2008.

        We estimate the number of people in the United States currently using metformin, sulfonylurea and/or a TZD to be approximately 10 million and the number of people using diet and exercise to be approximately 2.2 million. More than half of all diabetes patients using oral medications are believed to have an A1C higher than the ADA's recommendation of less than 7% and the vast majority of these patients could be candidates for BYETTA.

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

        The most common adverse effect of BYETTA is mild to moderate nausea, which tends to dissipate with time. Mild to moderate hypoglycemia has also been observed, but this was primarily when used in conjunction with a sulfonylurea, agents that are known to cause hypoglycemia.

        In August 2008, the FDA updated a prior alert for BYETTA referencing pancreatitis. Prescriptions for BYETTA have declined since the first half of 2008. In October 2009, the FDA approved changes to the BYETTA label to incorporate updated safety information, including pancreatitis-related safety language and an expansion of existing language regarding use of BYETTA in patients with renal impairment. We continue to work to better understand the relationship between BYETTA and pancreatitis described in some spontaneously reported cases. In keeping with our focus on patient safety, we continue to pursue our drug safety program that includes thorough investigation of individual spontaneous case reports along with clinical and epidemiologic studies. Within the detection limits of an initial epidemiology study which we provided to the FDA, we have not observed an increased incidence of pancreatitis associated with BYETTA compared to other treatments for diabetes and thus believe a definite causal relationship between BYETTA and pancreatitis has not been proven.

        By the end of 2010, we had a field sales force of approximately 380 individuals who target those doctors that write the majority of BYETTA and SYMLIN prescriptions. Together with the field organization of our exenatide collaboration partner, Eli Lilly and Company, or Lilly, our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that physicians understand BYETTA, including its mechanisms of action, potential benefits, identify appropriate patients and provide important use considerations. We have refined our marketing efforts to remind both endocrinologists and primary care physicians of BYETTA's unique benefits of glucose control with weight loss. Primary care physicians write approximately 70% of diabetes prescriptions in the United States. Additionally, we have access to health care plan reimbursement for BYETTA at approximately 80% coverage nationally on tier 2, which requires a relatively low co-payment from patients who are covered under such plans.

        We continue to support initiatives to facilitate the successful initiation of therapy by primary care physicians. This effort includes: increased patient educational material for health care providers to distribute in their offices; a network of approximately 400 diabetes educators to work with physicians and their patients within their local communities; direct support to patients through the BYETTA By Your Side Program, which provides a toll-free number that allows patients to contact trained medical professionals to better understand the benefits of BYETTA therapy and to get assistance starting and using the BYETTA pen; a pharmacy support component partnering with managed care plans designed specifically to assist with patient refills; and a BYETTA website. We believe this support is helpful to patients who may be on their first injectable therapy and to primary care providers who may be less accustomed to treating patients with an injectable product earlier in the disease cycle and who have fewer resources in their offices.

        We have a collaboration agreement with Lilly for the global development and commercialization of exenatide. Lilly co-promotes BYETTA in the United States with us and has primary responsibility for developing and commercializing BYETTA outside the United States, including any sustained-release formulations such as BYDUREON. In late 2010, Lilly obtained approval to market BYETTA in Japan, and by the end of 2010, BYETTA was launched in approximately 70 countries worldwide.

  BYETTA Development Activities

        In December 2010, we submitted an sNDA to the FDA for the expanded use of BYETTA as an add-on therapy to basal insulin for adults with type 2 diabetes who are not achieving adequate glycemic control. We expect to receive a response from the FDA regarding our sNDA by the end of 2011. The sNDA is based on a double-blind, placebo-controlled clinical study evaluating BYETTA added to Lantus® (insulin glargine) which showed many otherwise hard-to-treat patients with type 2 diabetes achieved A1C control without weight gain or increasing their risk of hypoglycemia. A total of 261 patients receiving insulin glargine, with or without oral agents, were randomized to receive BYETTA or placebo in addition to aggressive insulin titration. After 30 weeks of treatment, A1C on average decreased by 1.7 percentage points in patients adding BYETTA, compared with a decrease of 1.0 percentage point in patients receiving placebo with their insulin alone. Both treatment groups showed lower fasting plasma glucose concentrations; however, after morning and evening meals, when

BYETTA was administered, postprandial glucose control was significantly improved with BYETTA compared to placebo. On average, weight decreased by four pounds in patients adding BYETTA, compared with an increase of two pounds in patients treated with insulin alone. The greater improvement in A1C with BYETTA was not accompanied by an increase in hypoglycemia, compared to placebo. Nausea was the most common adverse event during the 30-week treatment period and decreased over time.

  SYMLIN® (pramlintide acetate) injection

        SYMLIN is the first and only approved medicine in a new class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 as adjunctive therapy to mealtime insulin to treat diabetes. Other than insulin and insulin analogues, SYMLIN is the first FDA-approved medication addressing glucose control for patients with type 1 diabetes since the discovery of insulin over 80 years ago. We own 100% of the global rights to SYMLIN which had net product sales of $91.8 million in 2010, $86.4 million in 2009 and $86.8 million in 2008.

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

        Our SYMLIN marketing is focused on a target physician population of approximately 21,000, with a goal of educating these physicians on SYMLIN, including its mechanisms of action, potential benefits, use considerations and appropriate patient selection for initiating SYMLIN therapy. These physicians write approximately 40% of all insulin prescriptions in the United States. In 2008, we launched the SymlinPen® 120 and the SymlinPen® 60 pen-injector devices for administering SYMLIN. These pre-filled, pen-injector devices feature fixed dosing to improve mealtime glucose control and can be stored at room temperature not to exceed 86 degrees F (30 degrees C) after first use. We have ceased manufacturing and distributing the Symlin vial. Our near-term goal for SYMLIN is to grow SYMLIN prescriptions by highlighting how the product addresses the key unmet needs of patients using mealtime insulin and increase awareness of SYMLIN's potential benefits to these patients.

Research and Development

Product Pipeline Programs

        We have late-stage and early-stage development programs in the therapeutic areas of metabolic diseases. Our years of research in diabetes and deep understanding of peptide hormones—their physiology, functionality and impact on the disease—are being leveraged to develop potential treatments for obesity and rare forms of lipodystrophy. The metabolic components of these diseases are linked in numerous ways, which are reflected in the impact each has on the other.

Diabetes

  BYDUREON™ (exenatide extended-release for injectable suspension)

        BYDUREON is our late stage development program in diabetes. BYDUREON combines exenatide, the active ingredient in BYETTA, with proprietary technology developed by us and our partner, Alkermes, Inc., or Alkermes, to provide a sustained release delivery of exenatide. The combination of potency and the glucose-dependent mechanism of action inherent in exenatide makes it well suited to development of a once weekly formulation. We have an agreement with Alkermes to assist us in the development, manufacture and commercialization of BYDUREON and this program is included in our collaboration agreement with Lilly. We are aggressively working with Lilly and Alkermes to develop BYDUREON and to bring it to market as soon as possible.

        In May 2009, we submitted a New Drug Application, or NDA, for BYDUREON to the FDA and in March 2010 we received a complete response letter from the FDA regarding the NDA. The key components of the complete response letter related primarily to finalization of product labeling with an accompanying Risk Evaluation and Mitigation Strategy, or REMS, and clarification of proprietary manufacturing process. The complete response letter did not contain any requests for additional pre-clinical or clinical trials. We filed our response to the complete response letter in April 2010 and in May 2010 the FDA notified us that they had assigned a new Prescription Drug User Fee Act, or PDUFA, target action date of October 22, 2010.

        On October 18, 2010, we received a second complete response letter from the FDA for BYDUREON in which the FDA requested a tQT study designed to evaluate exposures of exenatide higher than typical therapeutic levels achieved with BYDUREON administration. A tQT study is intended to determine whether a drug has an adverse pharmacologic effect on cardiac repolarization, as assessed by QT/QTc prolongation. In January 2011, we received written feedback from the FDA indicating approval of the tQT study design and we initiated the study in February 2011. In addition, the FDA has requested the results of our DURATION-5 study, a head-to-head study comparing BYDUREON to BYETTA that was completed in the fourth quarter of 2009, to evaluate the efficacy, and the labeling of the safety and effectiveness of the commercial formulation of BYDUREON. Our goal is to complete the tQT study and submit a reply to the FDA's second complete response letter in the second half of 2011. Based on the requirements for additional data, we believe this will likely be considered a Class 2 resubmission requiring a six-month FDA review.

        In October 2007, we announced positive results from our DURATION-1 pivotal comparator study comparing treatment with BYDUREON to treatment with BYETTA over a 30-week period. BYDUREON showed a statistically significant improvement in A1C of approximately 1.9% from baseline, compared to an improvement of approximately 1.5% for BYETTA. In June 2008, we announced results from the extension phase of DURATION-1 showing durable efficacy of BYDUREON over 52-weeks. In this extension phase, patients either remained on BYDUREON or switched from BYETTA to BYDUREON for an additional 22 weeks. Patients taking BYDUREON over the course of one year sustained a similar improvement in glucose control of 2.0% lower A1C and lower fasting plasma glucose from baseline compared to those receiving treatment for 30 weeks who achieved 1.9% lower A1C from baseline.

        In March 2009 and July 2009, we announced positive results from our DURATION-2 and DURATION-3 studies, respectively, the second and third in a series of six such studies designed to test the superiority of BYDUREON compared to other diabetes therapies. In DURATION-2, BYDUREON demonstrated superior glucose control with weight loss and no increase in hypoglycemia compared to maximum doses of Januvia® or Actos®. In DURATION-3, BYDUREON demonstrated superior glucose control with weight loss and with less hypoglycemia compared to insulin glargine (Lantus®). In December 2009, we announced results from DURATION-5, a head-to-head study comparing BYDUREON to BYETTA. In DURATION-5, patients taking BYDUREON experienced a statistically superior reduction in A1C compared to BYETTA. In June 2010, we announced results from our DURATION-4 study, a head-to-head study that compared BYDUREON monotherapy to Januvia®, Actos® or metformin. Results from DURATION-4 demonstrated that BYDUREON efficacy and tolerability profile extended to monotherapy treatment. In early 2010, we initiated our DURATION-6 clinical study, a head-to-head comparison of BYDUREON to Victoza®. We expect to report the results of this study in the first half of 2011.

        At the end of 2010, we published data from a retrospective, real-world analysis of over 400,000 type 2 diabetes patient outcomes which showed that BYETTA was associated with a 14-20% reduction in the risk of cardiovascular events. Given the positive effects on cardiovascular outcomes observed with exenatide in this study, the beneficial effects observed in clinical trials of exenatide on markers of cardiovascular risk, and the current regulatory interest in cardiovascular outcomes, in 2010 we and Lilly initiated our EXSCEL cardiovascular outcomes trial with a superiority design that will evaluate the effects of BYDUREON on major cardiovascular events, compared to standard of care with traditional antidiabetes medications. This study will give us the opportunity to demonstrate the effect of BYDUREON on cardiovascular outcomes and other end points of interest to our stakeholders. We do not believe this study will be a requirement for BYDUREON approval. We expect results from this study to be available in 2016.

        We and Lilly are developing BYDUREON in a dual chamber cartridge pen configuration. We believe this design will enhance the convenience for patients, allowing them to mix and administer BYDUREON from a pre-filled pen device. We and Lilly are also evaluating the efficacy, pharmacokinetics, tolerability and safety of an exenatide suspension formulation that would eliminate the need to reconstitute the product prior to use. We are currently conducting a phase 2 study to evaluate the potential for the use of this exenatide suspension formulation for once monthly treatment in patients with type 2 diabetes and expect data from this study in the first half of 2011.

Obesity

        Obesity is a chronic condition that affects millions of people and is linked to increased health risk of several medical conditions including type 2 diabetes, high blood pressure, heart disease, stroke, osteoarthritis, sleep disorders and several types of cancers. Obesity is also rapidly becoming a major health problem in all industrialized nations and many developing countries. According to NAASO (The Obesity Society), obesity is the second leading cause of preventable death in the United States. It is estimated that 66% of the adult population in the United States is overweight and nearly 72 million adult Americans are considered obese. It is also estimated that the total direct and indirect costs attributed to overweight and obesity health issues exceed $100 billion in the United States each year. This epidemic is not limited to the United States, but represents a major global health concern. According to the World Health Organization, or WHO, in 2008 an estimated 1.5 billion adults worldwide were overweight and more than 400 million were obese, and by 2015 the number of overweight adults is projected to surpass 2.3 billion, of which more than 700 million will be obese. The obesity epidemic is not restricted to industrialized societies. In developing countries, it is estimated that over 115 million people suffer from obesity-related health problems and this number is on the rise.

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

        The National Heart, Lung and Blood Institute and the WHO have issued evidence-based guidelines for the identification, evaluation and treatment of obesity. Non-pharmacological treatment modalities (dietary modifications, behavioral interventions and increased physical activity) are considered the cornerstone of clinical obesity management. If lifestyle changes do not promote weight loss after six months, pharmacotherapy is considered helpful for eligible high-risk patients. There is currently only one pharmacological agent approved for the long-term treatment of obesity in the United States. Bariatric surgery is considered an option only for patients with severe obesity and serious co-morbid conditions.

        The National Institutes of Health, Surgeon General and FDA recognize a large unmet medical need for safe and efficacious therapies to prevent the debilitating metabolic diseases and mortality associated with obesity.

Obesity Development Program

        Since 2006, we have been executing an obesity strategy to assess the safety and efficacy of multiple neurohormones used in combination to treat obesity. Our obesity strategy is based on combination therapies and as part of this program we are studying combinations of peptide and protein hormones. Two molecular franchises are the primary focus of our obesity development program: amylin and, in particular, pramlintide (a synthetic amylin analog), and leptin, and in particular, metreleptin (a recombinant leptin analog).

        In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our pipeline, including pramlintide/metreleptin combination therapy, which is a product candidate currently in phase 2 for the treatment of obesity and discussed in more detail below. The agreement also includes additional compounds from our and Takeda's obesity research programs. We will be responsible for executing development activities for potential products through phase 2 for regulatory approval in the United States. Takeda will lead development activities beyond phase 2 in the United States and all development activities outside the United States.

  Pramlintide

        Pramlintide plays an important role in our current obesity development program. Pramlintide has been studied extensively in people with and without diabetes and is the active ingredient in SYMLIN. In February 2006, we reported results from a 16-week Phase 2 dose-ranging study with pramlintide in obese subjects. After completing 16 weeks of treatment with pramlintide in addition to lifestyle intervention, subjects on average experienced an 8.4 to 13.4 pound weight loss from baseline, compared to a 6.2 pound weight loss with placebo plus lifestyle intervention.

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

  Metreleptin

        Metreleptin is the second compound we are studying in connection with our obesity development program. Metreleptin is a recombinant analog of human leptin, a naturally occurring protein hormone secreted by fat cells. Leptin plays a key role in metabolism through multiple metabolic actions and appears to act primarily at the level of the hypothalamus to regulate food intake and energy expenditure. In early 2006, we acquired the exclusive rights to the leptin molecular franchise and program (including metreleptin) from Amgen, Inc., or Amgen. Under the terms of the license agreement, we may make potential future payments related to development and regulatory milestones and will pay royalties on any product sales. Our license includes exclusive rights to the leptin intellectual property developed by Amgen as well as intellectual property Amgen originally licensed from Rockefeller University.

  Pramlintide-Metreleptin Combination Product Candidate

        In November 2007, we announced results from a 24-week proof-of-concept study with pramlintide and metreleptin combination treatment in overweight or obese subjects. At the end of the study, the combination treatment reduced body weight on average 12.7%, significantly more than treatment with pramlintide alone (8.4%). Subjects treated with pramlintide/metreleptin lost an average of 25 pounds from the beginning of the study compared with an average of 17 pounds for subjects treated with pramlintide alone. Subjects receiving pramlintide/metreleptin continued to lose weight through the end of the study compared to those treated with pramlintide alone, whose weight loss had stabilized towards the end of the study.Consistent with previous clinical experience with pramlintide/metreleptin as single agents, the most common side effects seen with combination treatment were injection site adverse events and nausea, which were mostly mild to moderate and transient in nature.

        In July 2009, we announced results from a 28-week dose-ranging study of pramlintide/metreleptin combination treatment in overweight and obese patients. This phase 2 study characterized patients who responded best to treatment and also provided important information to inform dose selection. At 28 weeks, evaluable patients with a BMI less than 35 kg/m2 and treated with the highest pramlintide/metreleptin doses experienced significantly more weight loss on average (11% weight loss; 22 pounds) than those receiving placebo (1.8% weight loss; 4 pounds) or either agent alone (approximately 5% weight loss; 10 pounds). Consistent with the physiologic role of leptin in regulating body fat, the weight loss in these patients was predominantly due to a reduction in fat mass (approximately 18 of the 22 pounds lost).

        In February 2010, we and Takeda announced that, based on positive results from a 52-week extension of this study, the pramlintide/metreleptin combination treatment for obesity will advance toward phase 3 development. Results from the 52-week extension showed the pramlintide/metreleptin combination met the key target criteria of sustained, double digit weight loss. Patients treated with placebo during the 52-week extension regained almost all of their weight. Consistent with the results at 28 weeks, the most robust efficacy was seen in patients with a BMI less than 35 kg/m2.

        The combination therapy was well tolerated at 52 weeks, and no cardiovascular or neuropsychiatric (such as anxiety or depression) safety signals were observed. Consistent with previous clinical experience, the most common side effects seen at 28 weeks were injection site adverse events and nausea, which were mostly mild or moderate and transient in nature. The occurrence of these side effects was lower during the extension phase of the study.

Rare Forms of Lipodystrophy

        Lipodystrophy is a group of very rare disorders that is characterized by generalized or partial loss of adipose tissue (that can be inherited or acquired) and leptin deficiency. Lipodystrophy is often associated with metabolic abnormalities (e.g. hypertriglyceridemia, insulin resistance, and/or diabetes) that can result in life-threatening co-morbidities such as acute pancreatitis, steatohepatitis, and/or accelerated atherosclerosis. These metabolic abnormalities are often difficult to control even with high doses of currently available diabetes and lipid-lowering therapies. Not only are these treatments rendered less effective by the profound, refractory nature of the metabolic abnormalities, they also do little to correct the pathophysiological mechanisms underlying the development of such abnormalities. Patients with lipodystrophy can experience substantial morbidity and premature mortality. Thus, there is a significant unmet medical need for a therapy that effectively improves the metabolic disorders in these patients.

        Because of the loss of adipose tissue in lipodystrophy, levels of the adipocyte-secreted hormone leptin are very low in patients suffering from this disease. Clinical studies have shown that metreleptin is a unique potential therapy for patients with lipodystrophy because it addresses key pathophysiological defects underlying the condition. Metreleptin treatment in patients with inherited or acquired lipodystrophy results in substantial and clinically meaningful improvements in fasting plasma glucose and A1C due to improved insulin sensitivity as well as marked improvements in hypertriglyceridemia.

        In December 2010, we submitted to the FDA the clinical and non-clinical sections of a rolling BLA for metreleptin as a treatment for lipodystrophy. We plan to submit the chemistry, manufacturing and controls section of the BLA to the FDA by the end of 2011. Because lipodystrophy affects a very small number of patients, metreleptin for the treatment for lipodystrophy has received orphan drug designation by the FDA. With this fast-track and priority-review designation, we believe that metreleptin could be available to lipodystrophy patients as soon as 2012.

Research Activities

        A key element of our strategy is to develop first-in-class compounds for treating metabolic diseases. To achieve this goal, we are exploring hormones with multiple mechanisms of action that will potentially lead to products that have utility in treatment of more than one disease with the potential for many product forms. To do so, we take an integrated and biological, rather than a target-driven, approach to research. Our research is centered on peptide hormones that play an important metabolic role, and which we consider more likely to have an acceptable safety profile because these hormones exist naturally in the human body. One of our research strategies is to identify a particular peptide and then determine if it is a circulating hormone, a substance that travels through the bloodstream to affect bodily functions. We then attempt to understand the hormone's functionality and potential impact on a disease. Rather than starting with a known biology and targeting molecules to modify, enhance or block it, our scientists are discovering the biology of previously unknown peptides and uncovering utility that could potentially translate into a new human therapy. The conventional development process commonly used in the pharmaceutical industry emphasizes utilizing isolated cells or molecular targets to advance drug discovery. Our approach to research calls for our scientists to quickly move to in vivo testing using highly predictive animal models that allow us to design subsequent information-rich clinical trials in humans.

        We are also developing capabilities in delivery system research and development, focused on product presentations that enhance clinical outcomes and patient convenience. Delivery systems are selected on the basis of technical feasibility, regulatory acceptance and market preference. They include injectable sustained-release formulations such as salt complexes, lipids, biodegradable polymer and gel systems, as well as non-invasive drug delivery systems. We are also using our resources to optimize pharmaceutical properties of peptide drugs to develop new peptide hormone analogs that may be more amenable to alternative forms of delivery.

        We currently have approximately 300 full-time employees dedicated to our research and development activities. In the years ended December 31, 2010, 2009 and 2008, we incurred research and development expense of $171.3 million, $185.1 million and $222.6 million, respectively.

Strategic Relationships

  Lilly Exenatide Collaboration

        We entered into a collaboration agreement with Lilly in 2002 for the global development and commercialization of exenatide, including the twice-daily version, BYETTA, and sustained-release formulations, such as BYDUREON. Under the terms of the agreement, Lilly made initial payments to us, and purchased approximately 1.6 million shares of our common stock. In addition, Lilly has made milestone payments to us upon the achievement of development milestones for BYETTA and BYDUREON and commercial milestones for BYETTA. Lilly is also obligated to make additional future commercial milestone payments to us of up to $70 million contingent upon the commercial launch of BYDUREON in the U.S., Europe and Japan. Under our co-promotion arrangement with Lilly, the parties use approximately equal efforts to co-promote BYETTA within the United States and have agreed to use approximately equal efforts to co-promote sustained-release formulations of exenatide within the United States. Lilly is responsible for commercialization efforts outside the United States. We generally share exenatide United States development and commercialization costs with Lilly equally and we pay Lilly 50% of the operating profits from the sale of products in the United States. Our collaboration agreement may be terminated by Lilly at any time on one years' notice.

        In late 2006, BYETTA was approved in the EU and in late 2010, BYETTA was approved in Japan. By the end of 2010, BYETTA was commercially launched in approximately 70 countries worldwide. Lilly will pay us tiered royalties based upon the annual gross margin for all exenatide product sales, including any sustained-release formulations, outside of the United States. We expect to receive royalty payments from Lilly for exenatide product sales outside the United States after a one-time cumulative gross margin threshold has been met. Lilly is responsible for 100% of the costs related to development of BYETTA and BYDUREON for sale outside of the United States. Lilly is also responsible for 100% of the costs related to commercialization of all exenatide products for sale outside the United States. We record all United States BYETTA product revenues and Lilly records all BYETTA product revenues from outside the United States.

        In October 2008, we entered into an Exenatide Once Weekly Supply Agreement with Lilly pursuant to which we will supply commercial quantities of BYDUREON for sale in the United States, if approved by the FDA. In addition, if Lilly receives approval to market the product in jurisdictions outside the Unites States, we will be required to manufacture the product intended for commercial sale by Lilly in those jurisdictions. We have also entered into a loan agreement with Lilly pursuant to which Lilly will make a $165 million unsecured line of credit available to us that we can draw upon from time to time, at our option, until June 30, 2011, with maturity no later than June 30, 2014.

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

        In May 2009, we and Lilly entered into a joint supply agreement for a BYDUREON pen device. In connection with our collaboration agreement, we and Lilly have agreed to develop a dual chamber cartridge pen configuration for the delivery of BYDUREON. The BYDUREON pen will be manufactured at our Ohio manufacturing facility. Under the terms of the supply agreement, the initial cost of the capital investment will be allocated 60% to Lilly and 40% to us and the development costs of the pen will be allocated 53% to Lilly and 47% to us.

  Takeda Obesity Collaboration

        In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our pipeline, including the pramlintide/metreleptin combination treatment. The agreement also includes additional compounds from our and Takeda's obesity research programs. Takeda will be responsible for commercializing the products in and outside the United States and will be responsible for all commercialization costs associated with the products.

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

  Early Stage Strategic Collaborations

        In addition to Lilly and Takeda, we have established strategic relationships with other companies and we continue to assess additional opportunities for strategic relationships or in-licensing opportunities. For example, in September 2009, we entered into an exclusive agreement with Biocon to jointly develop, manufacture and commercialize pharmaceutical products, including AC165198, a novel peptide therapeutic for the potential treatment of diabetes. We will share development costs with Biocon of this program which came from our "Phybrid" technology platform. A Phybrid is a peptide hybrid molecule that combines the pharmacological effects of two peptide hormones into a single molecular entity. Under the terms of the agreement, we will provide expertise in peptide hormone development, particularly in the area of phybrid technology, as well as metabolic disease therapeutics. Biocon will use its expertise in recombinant microbial expression to manufacture the compound and also leverage its experience in preclinical and clinical development of diabetes products. We and Biocon plan to submit an IND and commence a phase 1 study for AC165198 by the end of 2011.

Sales, Marketing and Distribution

        We have built a sales and marketing organization that focuses on healthcare providers, managed healthcare organizations, hospitals, wholesalers and pharmacies, government purchasers and other third-party payors. Our field organization also includes our managed care organization.

        Our field force brings a specialty approach to endocrinologists and diabetes-focused primary care physicians and is focused on targeting those doctors that write the majority of prescriptions for branded diabetes therapies. Our field force calls on endocrinologists and other physicians who have large diabetes care practices and other healthcare professionals who support their practices. Members of our sales and marketing team have extensive industry experience from a wide range of large and small companies and have substantial experience in the field of diabetes, as well as in launching and marketing pharmaceutical products.

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

Manufacturing

        We have selected manufacturers that we believe comply with current Good Manufacturing Practices, or cGMP, and other applicable regulatory standards. Manufactured product is used commercially following established registration procedures and after applicable regulatory approvals have been granted by various international regulatory entities. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that our products and product candidates are manufactured in accordance with the applicable regulations. We require that our contract manufacturers adhere to cGMPs appropriate to the clinical or pre-clinical phase of manufacturing.

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

  SYMLIN Manufacturing

        We obtain pramlintide acetate, the active ingredient contained in SYMLIN, from Bachem and Lonza Ltd., or Lonza, pursuant to agreements with each company. We have an agreement with Wockhardt to supply the dosage form of SYMLIN in cartridges and an agreement with Ypsomed AG to supply SYMLIN pen components. We also have an agreement with Sharp Corporation for the assembly of the SYMLIN pen.

  BYDUREON Manufacturing

        Under the terms of our development and license agreement with Alkermes, we are responsible for manufacturing the dosing formulation of BYDUREON for commercial sale and will pay Alkermes milestone payments upon achievement of development milestones and royalties ranging in the mid single digits on sales of BYDUREON. To date, we have paid an aggregate of $6 million, and issued warrants to purchase 75,000 shares of our common stock, as development milestone payments to Alkermes under the agreement. If all future milestones are achieved, we may be obligated to pay Alkermes an aggregate of $14 million in additional milestone payments. Alkermes has transferred to us its technology for manufacturing BYDUREON and is supplying us with the polymer materials required for the commercial manufacture of BYDUREON. The development and license agreement terminates on the later of 10 years from first commercial sale of product under the agreement or the expiration or invalidation of certain Alkermes patents covering such products. In addition, we can terminate the agreement at will upon 180 days written notice to Alkermes, and Alkermes can terminate the agreement pursuant to standard bankruptcy and liquidation provisions. Both parties can terminate the agreement pursuant to uncured material breach of contract terms.

        We obtain bulk exenatide, the active ingredient in BYDUREON, from Lonza and Mallinckrodt and we obtain pre-filled diluent syringes for BYDUREON from Vetter Pharma-Fertigung GmbH & Co. KG pursuant to long-term agreements with each company. We have built and are operating a facility in West Chester, Ohio to manufacture BYDUREON.

Competition

        The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to the products in our portfolio. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb Company, GlaxoSmithKline, Lilly, Merck & Co., Novartis AG, Pfizer, Sanofi-Aventis, Roche and Takeda are pursuing the development of or are marketing pharmaceuticals that target the same diseases that we are targeting, and it is probable that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase. For example, in 2010, Novo Nordisk obtained approval of and commercially launched a GLP-1 receptor agonist to treat type 2 diabetes. Many of these companies and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete. For example, all of our current drug products are injectable, and may have to compete with therapies that do not require injection. We cannot be certain that we will be able to compete successfully.

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

        There is substantial competition in the discovery and development of treatments for obesity, as well as emerging prescription and over-the-counter treatments for this condition. Current treatments for obesity include dietary therapy, physical activity, drug therapy and surgery. Hoffmann-LaRoche and Abbott Laboratories already market oral medicines for the treatment of obesity. Glaxo Smith Kline now markets "over the counter" a former prescription product (orlistat-Alli) for treatment of obesity. In addition, a number of other pharmaceutical companies are developing new potential obesity therapeutics.

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

  •
  modulating gastric emptying;

  •
  inhibiting glucagon secretion;

  •
  stimulating insulin release to treat diabetes; and

  •
  reducing food intake.

        These patents expire between 2016 and 2020. We do not have a composition of matter patent for the exenatide molecule.

        Included within our pramlintide patent portfolio are issued patents for:

  •
  pramlintide and other amylin agonist analogues;

  •
  pharmaceutical compositions containing amylin agonists, including pharmaceutical compositions containing pramlintide; and

  •
  methods for treating diabetes and related conditions using amylin agonists.

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

Employees

        As of December 31, 2010, we had approximately 1,400 full-time employees. A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced personnel. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Executive Officers

        The names of our executive officers and certain information about them as of February 15, 2011 are set forth below:

Name	Age	Position
Daniel M. Bradbury	49	President, Chief Executive Officer and Director
Mark G. Foletta	50	Senior Vice President, Finance and Chief Financial Officer
Mark J. Gergen	48	Senior Vice President, Corporate Development
Orville G. Kolterman, M.D.	63	Senior Vice President, Chief Medical Officer
Harry J. Leonhardt	54	Vice President, Legal, Corporate Governance and Secretary
Marcea Bland Lloyd	62	Senior Vice President, Government and Corporate Affairs, and General Counsel
Roger Marchetti	52	Senior Vice President, Human Resources and Information Management
Paul G. Marshall	51	Senior Vice President, Operations
Vincent P. Mihalik	60	Senior Vice President, Sales and Marketing and Chief Commercial Officer
Lloyd A. Rowland	54	Vice President, Chief Compliance Officer
Christian Weyer, M.D.	41	Senior Vice President, Research and Development

        Mr. Bradbury has been our Chief Executive Officer since March 2007, serving as President since June 2006 and as Chief Operating Officer since June 2003. He has served as a director since June 2006 and serves on the Finance Committee. He previously served as Executive Vice President from June 2000 until June 2003. He joined Amylin in 1994 and has held officer-level positions in Corporate Development and Marketing during that time. Prior to joining Amylin, Mr. Bradbury spent ten years at SmithKline Beecham Pharmaceuticals, where he held a number of sales and marketing positions. He is a member of the board of directors of Illumina, Inc. He also serves on the RAND Health Board of Advisors and as a board member for PhRMA, BIOCOM, the Keck Graduate Institute's Board of Trustees and the San Diego Regional Economic Development Corporation. Mr. Bradbury is a member of the Royal Pharmaceutical Society of Great Britain and serves on the UCSD Rady School of Management's Advisory Council and the University of Miami's Innovation Corporate Advisory Council and the University of Miami's Diabetes Research Institute Corporate Advisory Council. He received a Bachelor of Pharmacy from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education.

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

        Dr. Kolterman has served as Senior Vice President, Chief Medical Officer since June 2010 and previously served as Senior Vice President, Research and Development from June 2008 to June 2010. He served as Senior Vice President, Development from March 2008 to May 2008. He also served as Senior Vice President, Clinical and Regulatory Affairs from August 2005 to March 2008, Senior Vice President, Clinical Affairs from February 1997 to August 2005, Vice President, Medical Affairs from 1993 to 1997, and Director, Medical Affairs from 1992 to 1993. From 1983 to 1992, he was Program Director of the General Clinical Research Center and Medical Director of the Diabetes Center, at the University of California, San Diego Medical Center. Since 1989, he has been Adjunct Professor of Medicine at the University of California, San Diego. From 1978 to 1983, he was Assistant Professor of Medicine in the Endocrinology and Metabolism Division at the University of Colorado School of Medicine, Denver. He was a member of the Diabetes Control and Complications Trial Study Group and presently serves as a member of the Epidemiology of Diabetes Intervention and Complications Study. He is also a past-president of the California Affiliate of the American Diabetes Association. Dr. Kolterman received his M.D. from Stanford University School of Medicine.

        Mr. Leonhardt has served as our Vice President, Legal, Corporate Governance and Secretary since June 2010 and served as Vice President Legal, Deputy General Counsel from October 2008 to June 2010. He previously served as our Vice President, Chief Intellectual Property Counsel since September 2007. Prior to joining us, Mr. Leonhardt served as Senior Vice President, General Counsel and Corporate Secretary of Senomyx, Inc. from September 2003 to September 2007. From February 2001 to September 2003 Mr. Leonhardt was Executive Vice President, General Counsel and Corporate Secretary of Genoptix, Inc. and from July 1996 to November 2000 he served as Vice President and then Senior Vice President, General Counsel and Corporate Secretary of Nanogen, Inc. From January 1990 through June 1996 Mr. Leonhardt served in various legal and management capacities at Allergan, Inc. Prior to that Mr. Leonhardt was an attorney with Lyon & Lyon LLP in Los Angeles where he represented a number of pharmaceutical, biotechnology and consumer products companies. He also serves as a Special Master through the California State Bar. Mr. Leonhardt received a B.S. in Pharmacy from the University of the Sciences and a J.D. from the University of Southern California School of Law.

        Ms. Lloyd has served as our Senior Vice President, Government & Corporate Affairs and General Counsel since June 2008 and Senior Vice President, Legal and Corporate Affairs, and General Counsel from February 2007 to June 2008. Prior to joining us, Ms. Lloyd served as Group Senior Vice President, Chief Administrative Officer, General Counsel and Secretary of VHA Inc. from November 2004 to February 2007. Previously, she served as VHA's General Counsel and Secretary from May 1999 to November 2004. From 1993 to April 1999, Ms. Lloyd was Vice President and Assistant General Counsel of Medtronic Inc. and served as Medtronic's Assistant General Counsel from 1991 to 1993. From 1978 to 1991, Ms. Lloyd held various legal positions with Medtronic. Prior to joining Medtronic, Ms. Lloyd served as counsel to Pillsbury Company and Montgomery Ward & Co. and she taught Business Law at the University of Minnesota Business School. Ms. Lloyd is immediate past Chairperson of the Executive Leadership Foundation, a member of the board of directors for California Healthcare Institute and is an associate of the Women Business Leaders of the United States Health Care Industry Foundation. She received a B.S./B.A. from Knox College and a J.D. from Northwestern University.

        Mr. Marchetti has served as our Senior Vice President, Human Resources and Information Management since July 2007 and previously served as Senior Vice President, Human Resources and

Corporate Services from October 2005 to July 2007. Prior to joining us, he served as Vice President, Human Resources for Guidant Corporation from July 2002 to October 2005. Prior to this role, he served as Vice President, Finance and Information Systems, Guidant Europe, Middle East, Africa, and Canada, since the beginning of 2001. From 1999 through 2000, he served as Vice President, Human Resources for Guidant's Vascular Intervention group, and served as Guidant's Corporate Controller and Chief Accounting Officer from 1994 to 1999. He joined Eli Lilly and Company's Medical Devices and Diagnostics division in 1988. In 1992, he became Financial Manager of Lilly's pharmaceutical manufacturing operations in Indianapolis. From 1980 to 1986, he was with Touche Ross & Co. (currently Deloitte & Touche). He received a B.S. from LaSalle University in Philadelphia and his M.B.A. from the Ross School of Business at the University of Michigan. He is a Certified Public Accountant.

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

        Mr. Mihalik has served as Senior Vice President, Sales and Marketing and Chief Commercial Officer since January 2009. Mr. Mihalik has over 30 years of experience across multiple commercial roles. Before joining us, Mr. Mihalik served as Vice President of Global Brand Development Diabetes and Endocrine Platform Team Leader for Lilly since 2004. Previously, he was Business Unit Head of Diabetes Care for Lilly U.S. from 2001 to 2004. From 1990 to 2001 he served in various senior management positions at other healthcare companies including Senior Vice President and General Manager for Lab Systems and Molecular Biochemical at Roche Diagnostics Corporation, President, Diabetes Care North America at Boehringer Mannheim Group and President, Scientific Products Biomedical and General Manager, Pandex Diagnostic Research and Development Center for Baxter Healthcare Inc. He has a B.S. degree in Biology from The Pennsylvania State University and completed the Northwestern University Masters in Management—Executive Program.

        Mr. Rowland has served as our Vice President, Chief Compliance Officer since June 2010. He previously served as Vice President, Governance and Compliance, Secretary, and Chief Compliance Officer from February 2007 to June 2010 and as Vice President, Legal, Secretary and General Counsel from September 2001 to February 2007. Prior to joining us, Mr. Rowland served in various positions at Alliance Pharmaceutical Corp., including as Vice President, General Counsel and Secretary, beginning in 1993. Earlier, Mr. Rowland served as Vice President and Senior Counsel, Finance and Securities, at Imperial Savings Association for four years. For the previous eight years, he was engaged in the private practice of corporate law with the San Diego, California law firm of Gray, Cary, Ames & Fry, and the Houston, Texas law firm of Bracewell & Patterson. He received a J.D. from Emory University.

        Dr. Weyer has served as Senior Vice President, Research and Development since June 2010, and previously served as Vice President, Medical Development from September 2009 to June 2010. He previously served as Vice President of Corporate Development for Diabetes and Obesity from August 2008 to September 2009. Dr. Weyer has held leadership positions in Research, Clinical Development, Corporate Development, and Medical Affairs since joining Amylin in January 2001. Prior to joining us, Dr. Weyer was a Visiting Fellow with the National Institutes of Health, NIDDK, in Phoenix, AZ, from 1997-2000, where he conducted clinical research on the pathophysiology of obesity and type 2 diabetes in Pima Indians. He received his MD and clinical training at the Department of Metabolic Disorders, WHO Collaborating Center for Diabetes Treatment and Prevention, at the University of Düsseldorf, Germany. Dr. Weyer also holds a postdoctoral master's degree in advanced clinical research from the University of California, San Diego, and currently serves on the program's advisory board.

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

        We have experienced significant operating losses since our inception in 1987, including losses of $152.3 million in 2010, $186.3 million in 2009 and $321.9 million in 2008. As of December 31, 2010, we had an accumulated deficit of approximately $2.1 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders' equity and working capital. Even if we become profitable, we may not remain profitable.

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

        The manufacturing of sufficient quantities of newly-approved drug products and drug candidates is a time-consuming and complex process. We currently have no manufacturing capabilities for our two marketed drug products. In order to successfully supply our products, including BYETTA and SYMLIN, and continue to develop our drug candidates, including BYDUREON, we rely on various third parties to provide the necessary manufacturing.

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

        Reliance on third-party suppliers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including, but not limited to, risks to our ability to supply or commercialize our products or conduct clinical trials, risks of reliance on the third-party for regulatory compliance and quality assurance, third-party refusal to supply on a long-term basis, or at all, the possibility of breach of the manufacturing agreement by the third-party and the possibility of termination or non-renewal of the agreement by the third-party, based on its business priorities, at a time that is costly or inconvenient for us. In addition, reliance on single-source suppliers subjects us to the risk of price increases by these suppliers which could negatively impact our operating margins. If any of these risks occur, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials. Our reliance on third-party manufacturers for the production of our two commercial products is described in more detail below.

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

        Our manufacturers have produced BYETTA and SYMLIN for commercial use for approximately six years, however, unforeseeable risks related to environmental, economic, technical or other issues may be encountered as we, together with our manufacturers, continue to develop familiarity and experience with regard to manufacturing our products. Furthermore, we and the other manufacturers used for our drug candidates may not be able to produce supplies in commercial quantities if our drug candidates are approved. While we believe that business relations between us and our manufacturers are generally good, we cannot predict whether any of the manufacturers that we may use will meet our requirements for quality, quantity or timeliness for the manufacture of bulk exenatide or pramlintide acetate, dosage form of BYETTA or SYMLIN, or pens. Therefore, we may not be able to obtain necessary supplies of products with acceptable quality, on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our gross profit margins and our ability to develop and deliver products in a timely manner.

        In order to manufacture BYDUREON on a commercial scale we must obtain approval for our manufacturing facility from the FDA or the European Medicines Agency, or EMA. We have never established, validated, and operated a manufacturing facility and cannot assure you that we will be able to successfully establish or operate such a facility in a timely or economical manner, or at all. The FDA and the EMA have inspected our manufacturing facility and have made a number of observations all of which we believe have been addressed. Although we are working diligently to qualify the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale. If we are unable to demonstrate comparability of product, we may not be able to commercially launch BYDUREON in a timely manner or at all. In addition, we are dependent on Alkermes to supply us with commercial quantities of the polymer required to manufacture BYDUREON. We also will need to obtain sufficient supplies of diluent, solvents, devices, packaging and other components necessary for commercial manufacture of BYDUREON. If BYDUREON is approved, we will be dependent upon Mallinckrodt and Lonza to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in BYDUREON, and upon single suppliers to produce components for packaging BYDUREON.

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

        There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis, Roche and Takeda, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. For example, in 2010, Novo Nordisk obtained approval of and commercially launched a GLP-1 receptor agonist to treat type 2 diabetes. In addition, Lilly is developing a GLP-1 receptor agonist to treat type 2 diabetes and has announced a global alliance with Boehringer Ingelheim to jointly develop and commercialize a portfolio of diabetes compounds. It is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase.

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

        In general, we cannot control the amount and timing of resources that Lilly may devote to our collaboration. If Lilly fails to assist in the further development of BYDUREON or the commercialization of BYETTA, or if Lilly's efforts are not effective, our business may be negatively affected. We are relying on Lilly to obtain regulatory approvals for and successfully commercialize BYETTA and BYDUREON outside the United States. Our collaboration with Lilly may not continue or result in additional successfully commercialized drugs. Lilly can terminate our collaboration at any time upon twelve months' notice. If Lilly ceased funding and/or developing and commercializing BYETTA or BYDUREON, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these compounds. If Lilly does not successfully commercialize BYETTA outside the United States, we may receive limited or no revenues from them. In addition, we are dependent on Alkermes to successfully develop and transfer to us its technology for manufacturing BYDUREON. If Alkermes' technology is not successfully developed to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to develop sustained release formulations of exenatide could be delayed or curtailed.

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

        Moreover, manufacturing facilities operated by us or by the third-party manufacturers with whom we may contract to manufacture our unapproved drug candidates may not pass an FDA or other regulatory authority inspections. Any corrective actions we may need to take as a result of regulatory inspections could cause us or any of our business partners to delay marketing these drug candidates.

        Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our drug candidates, the FDA and foreign regulatory authorities may not ultimately approve our drug candidates for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues may be limited, our manufacturing facility could become impaired, and our business will be adversely affected.

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

        Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. As of December 31, 2010, we were involved in approximately 96 separate product liability cases which have been brought by individuals who have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. We currently have limited product liability insurance coverage for existing claims and any future related claims and we expect to be largely self-insured for any future product liability risks that are not covered by existing insurance. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

        Holders of the 2004 and 2007 Notes may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. We may not have sufficient cash funds to redeem the 2004 and 2007 Notes upon a designated event. We may elect, subject to certain conditions, to pay the redemption price for the 2004 Notes in our common stock or a combination of cash and our common stock. We may be unable to satisfy the requisite conditions to enable us to pay some or all of the redemption price for the 2004 Notes in our common stock. If we are prohibited from redeeming the 2004 or 2007 Notes, we could seek consent from our lenders to redeem the 2004 or 2007 notes. If we are unable to obtain their consent, we could attempt to refinance the 2004 or 2007 Notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the 2004 or 2007 Notes. If we were unable to redeem the 2004 or 2007 Notes upon a designated event, it would result in an event of default under the indentures governing the 2004 or 2007 Notes. An event of default under the indentures could result in a further event of default under our other then-existing debt. In addition, the occurrence of a designated event may be an event of default under our other debt.

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

         Our executive officers, directors and major stockholders control approximately 43% of our common stock.

        As of December 31, 2010, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 43% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

        The market prices for securities of biopharmaceutical and biotechnology companies, including our common stock, have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the quarterly operating performance of these biopharmaceutical and biotechnology companies. Since January 1, 2009, the high and low sales price of our common stock varied significantly, as shown in the following table:

	High	Low
Year ending December 31, 2011
First Quarter (through February 18, 2011)	$16.65	$13.97
Year ending December 31, 2010
Fourth Quarter	$21.95	$9.51
Third Quarter	$22.09	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
Year ending December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary administrative offices and research laboratories are located in San Diego, California. As of December 31, 2010, we had leases for approximately 610,000 square feet of office and laboratory space. Our leases on a majority of these properties expire between 2015 and 2019. We have also entered into short-term leases and other agreements for small offices in Beachwood, Ohio and Washington, D.C.

        Our wholly-owned subsidiary, Amylin Ohio LLC, owns two buildings and 44.4 acres of land in West Chester, Ohio. The buildings, once built out for the manufacture of BYDUREON, will have approximately 565,000 square feet of manufacturing and office space.

Item 3.    Legal Proceedings

        From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. As of December 31, 2010, we and Lilly were involved in approximately 96 separate product liability cases involving approximately 404 plaintiffs in various courts in the United States. Approximately 61 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. These cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a "coordinated proceeding" for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff's counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The NASDAQ Global Market under the symbol "AMLN." The following table sets forth, for the periods indicated, the reported high and low sales price per share of our common stock on The NASDAQ Global Market:

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$21.95	$9.51
Third Quarter	$22.09	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
Year Ended December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89

        The last reported sale price of our common stock on The NASDAQ Global Market on February 18, 2011 was $16.28. As of February 18, 2011, there were approximately 574 shareholders of record of our common stock.

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

        The following graph compares total stockholder returns of Amylin for the past five years to two indices: the NASDAQ Composite Total Return Index, or the NASDAQ-Composite, and the NASDAQ Pharmaceutical Index, or the NASDAQ-Pharmaceutical. The total return for our common stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on our common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ-Composite tracks the aggregate price performance of equity securities of companies traded on the NASDAQ National Market. The NASDAQ-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on the NASDAQ National Market.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amylin Pharmaceuticals, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
Amylin Pharmaceuticals, Inc.	100.00	90.36	92.69	27.18	35.55	36.85
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Pharmaceutical	100.00	101.61	94.58	87.40	95.29	101.44

Item 6.    Selected Financial Data

        Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31
	2010	2009	2008	2007	2006
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Net product sales	$651,113	$753,993	$765,342	$701,450	$474,038
Revenues under collaborative agreements	17,700	4,426	4,286	19,286	4,286

Total revenues	668,813	758,419	769,628	720,736	478,324
Costs and expenses:
Cost of goods sold	61,687	82,999	91,596	65,457	50,073
Selling, general and administrative	288,650	343,864	395,112	390,982	281,950
Research and development	171,312	185,062	222,614	216,339	189,502
Collaborative profit-sharing	257,127	302,861	302,600	290,934	194,191
Restructuring	16,780	16,980	54,926	—	—

Total costs and expenses	795,556	931,766	1,066,848	963,712	715,716
Make-whole payment on debt redemption	—	—	—	—	(7,875)
Net interest and other (expense) income	(25,372)	(11,532)	(9,778)	26,490	26,411
Loss on impairment of investments	(198)	(1,377)	(14,943)	—	—

Net loss	(152,313)	(186,256)	(321,941)	(216,486)	(218,856)

Net loss per share—basic and diluted	$(1.06)	$(1.32)	$(2.35)	$(1.63)	$(1.78)

Shares used in calculating net loss per share—basic and diluted	143,525	140,702	137,006	132,621	122,647
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$442,663	$667,769	$816,838	$1,130,415	$767,331
Working capital	$274,800	$541,313	$722,290	$1,049,024	$702,930
Total assets	$1,531,429	$1,726,419	$1,727,053	$1,774,430	$1,060,386
Long-term obligations, excluding current portion	$786,351	$938,516	$893,998	$759,388	$221,208
Accumulated deficit	$(2,100,180)	$(1,947,867)	$(1,761,611)	$(1,439,670)	$(1,223,184)
Total stockholders' equity	$343,483	$422,534	$519,277	$727,757	$635,291

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other metabolic diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, both launched in 2005, BYETTA® (exenatide) injection and SYMLIN® (pramlintide acetate) injection and we are currently seeking approval for BYDUREON™ (exenatide extended-release for injectable suspension), an investigational sustained-release medication for type 2 diabetes that is administered only once a week.

        In 2010 and early 2011, we executed on key initiatives for the company including:

  •
  initiated the required thorough QT, or tQT, study to support the regulatory application for BYDUREON and expect to submit our response to the United States Food and Drug Administration's, or FDA, second BYDUREON complete response letter in the second half of 2011;

  •
  submitted a supplemental New Drug Application, or sNDA, to the FDA for the expanded use of BYETTA as an add-on therapy to basal insulin;

  •
  submitted the initial sections of a rolling submission for a Biologics License Application, or BLA, to the FDA for the use of metreleptin to treat diabetes and/or hypertriglyceridemia (high levels of triglycerides in the bloodstream) in patients with rare forms of lipodystrophy;

  •
  announced results from DURATION-4, a head-to-head study that compared BYDUREON monotherapy to Januvia® (sitagliptin), Actos® (pioglitazone HCI) or metformin. Results demonstrated that BYDUREON efficacy and tolerability profile extended to monotherapy treatment;

  •
  initiated our DURATION-6 clinical study, a head-to-head comparison of BYDUREON to Victoza® (liraglutide), a glucaon-like peptide-1analog, with results expected in the first half of 2011;

  •
  initiated our EXSCEL (Exenatide Study of Cardiovascular Event Lowering) cardiovascular outcomes study for BYDUREON, with results expected in 2016; and

  •
  announced, with our partner Takeda Pharmaceuticals, Inc. or Takeda, that we will advance the combination treatment of pramlintide/metreleptin for obesity toward phase 3 development.

        BYETTA is the first approved medicine in a class of compounds called glucagon-like peptide-1 (GLP-1) receptor agonists. It is approved as a first-line, stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes. BYETTA is also approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene (TZD), three common oral therapies for type 2 diabetes. We recently submitted a sNDA to the FDA for expanded use of BYETTA as an add-on to basal insulin and expect a response from the FDA in 2011. Net product sales of BYETTA were $559.3 million in 2010, $667.6 million in 2009 and $678.5 million in 2008.

        We have an agreement with our partner Eli Lilly and Company, or Lilly, for the global development and commercialization of exenatide. This agreement includes BYETTA and other formulations of exenatide such as BYDUREON. Under the terms of the agreement, operating profits from products sold in the United States are shared equally between Lilly and us, and Lilly will pay us royalties for product sales outside of the United States. Lilly co-promotes BYETTA in the United States and has primary responsibility for developing and commercializing BYETTA outside of the

United States, including any sustained release formulations of exenatide such as BYDUREON. By the end of 2010, BYETTA was commercially launched in approximately 70 countries worldwide.

        SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. It is approved as an adjunctive therapy to improve glycemic control in patients with either type 2 or type 1 diabetes who are treated with mealtime insulin but who have not achieved adequate glycemic control. We own 100% of the global rights to SYMLIN, which had net product sales of $91.8 million in 2010, $86.4 million in 2009 and $86.8 million in 2008.

        We have a field force of approximately 380 people dedicated to marketing BYETTA and SYMLIN in the United States. Our field force includes our specialty sales force and our managed care organization which brings a specialty approach to endocrinologists and diabetes-focused primary care physicians and is focused on targeting those doctors that write the majority of prescriptions for branded diabetes therapies.

        In addition to our marketed products, we are working with Lilly and Alkermes, Inc., or Alkermes, to develop BYDUREON. In May 2009, we submitted an NDA for BYDUREON to the FDA and in March 2010 we received a complete response letter from the FDA regarding the NDA. The key components of the complete response letter related primarily to finalization of product labeling with an accompanying Risk Evaluation and Mitigation Strategy, or REMS, and clarification of proprietary manufacturing processes. The complete response letter did not contain any requests for additional pre-clinical or clinical trials. We filed our response to the complete response letter in April 2010 and in May 2010 the FDA notified us that they had assigned a new Prescription Drug User Fee Act, or PDUFA, target action date of October 22, 2010.

        On October 18, 2010, we received a second complete response letter from the FDA for BYDUREON in which the agency requested a tQT study designed to evaluate exposures of exenatide higher than typical therapeutic levels of BYDUREON. A tQT study is intended to determine whether a drug has an adverse pharmacologic effect on cardiac repolarization, as detected by QT/QTc prolongation. In January 2011, we received written feedback from the FDA indicating approval of the tQT study design and initiated the study in February 2011. In addition, the FDA has requested the results of our DURATION-5 study, a head-to-head study comparing BYDUREON to BYETTA that was completed in the fourth quarter of 2009, to evaluate the efficacy, and the labeling of the safety and effectiveness of the commercial formulation of BYDUREON. Our goal is to complete the tQT study and submit a reply to the FDA's second complete response letter in the second half of 2011. Based on the requirements for additional data, we believe this will likely be considered a Class 2 resubmission requiring a six-month FDA review.

        In 2011, we will continue our efforts to expand the indication for BYETTA and target new market segments for this product. We also plan to work toward increasing patient awareness and adherence of SYMLIN. We continue to work with the FDA to gain approval for BYDUREON and plan to submit our response to the FDA's second complete response letter in the second half of 2011. We will also continue to focus on building a superior profile for BYDUREON by completing an additional clinical trial that will compare BYDUREON with Victoza® with results of this study expected in the first half of 2011. In addition, we have initiated our EXSCEL study to demonstrate BYDUREON's effect on cardiovascular endpoints with results of this study expected in 2016. We also plan to continue making strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system and an exenatide suspension formulation that could enable monthly administration of exenatide.

        Our long-term growth strategy is focused on making prudent investment decisions based on strong clinical data to advance our obesity program including the development of pramlintide/metreleptin, a combination therapy for the treatment of obesity which we and our obesity partner, Takeda, are advancing toward phase 3 development. We are also developing metreleptin as a treatment for lipodystrophy, a very rare metabolic condition. We plan to submit the chemistry, manufacturing and controls section of the BLA to the FDA by the end of 2011. Because severe lipodystrophy affects a very small number of patients, metreleptin for the treatment for lipodystrophy has received orphan drug designation by the FDA. With this fast-track and priority-review designation, we believe that metreleptin could be available to lipodystrophy patients as soon as 2012.

        We maintain an active discovery research program focused on novel peptide and protein therapeutics. We have also entered into a number of strategic alliances and business initiatives that support our expansion into new therapeutic areas, including our strategic relationship with Biocon, Limited, or Biocon, to develop pharmaceutical products, including AC165198, which comes from our phybrid technology platform. We and Biocon plan to submit an investigational new drug application, or IND, and commence a phase 1 study for AC165198 by the end of 2011.

        Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from milestones and amortization of up-front payments under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements, and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. At December 31, 2010, our accumulated deficit was approximately $2.1 billion.

        At December 31, 2010, we had $442.7 million in cash, cash equivalents and short-term investments and $15 million of restricted cash. Additionally we have $165 million available to us pursuant to a credit facility with Lilly. Although we have yet to consistently generate positive operating cash flows, we intend to continue to improve our operating results and reduce our use of cash for operating activities in 2011 compared to 2010. Refer to the discussions under the headings "Liquidity and Capital Resources" below and "Cautionary Factors That May Affect Future Results" in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

Revenue Recognition

        We recognize revenue from the sale of our products, license fees and milestones as earned.

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

Income Taxes

        We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods. Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have established a valuation allowance for most of these net deferred tax assets in our consolidated balance sheets at December 31, 2010 and 2009. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

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

        We expense costs relating to the purchase and production of pre-approval inventories for which the sole use is pre-approval products as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be recognized. With respect to capitalization of unapproved product candidates, we produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of such inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This generally will occur only after we have submitted an NDA to the FDA, and only if our assessment of the status of the regulatory review has led us to conclude there is a high probability of receiving regulatory approval. If we are aware of any specific risks or contingencies that are likely to impact the regulatory approval process or if there are any specific issues identified during our research and development process relating to safety, efficacy or manufacturing of the product candidate, we would not capitalize the related inventory.

        We manage the levels of inventory at each stage of the manufacturing process to optimize the shelf life of the inventory and avoid product expiration issues relative to anticipated market demand following launch. On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As our evaluation relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume, expiration dates of the inventory and estimated selling price. Projected sales volume is based on several factors including market research, sales of similar products and competition in the market. Estimated sales price is based on the price of existing products sold for the same indications, market research and expected market demand.

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

Results of Operations

Net Product Sales

        Net product sales for the years ended December 31, 2010, 2009 and 2008 were $651.1 million, $754.0 million and $765.3 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

        The following table provides information regarding net product sales (in millions):

	Year ended December 31,
	2010	2009	2008
BYETTA	$559.3	$667.6	$678.5
SYMLIN	91.8	86.4	86.8

	$651.1	$754.0	$765.3

        The decrease in net product sales for BYETTA for the year ended December 31, 2010 as compared to the same period in 2009 primarily reflects reduced prescription demand due to new entrants to the market, partially offset by higher prices.

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

        The increase in net product sales for SYMLIN for the year ended December 31, 2010 compared to the same period in 2009 primarily reflects higher prices, partially offset by reduced prescription demand.

        The slight decrease in net product sales for SYMLIN for the year ended December 31, 2009 compared to the same period in 2008 primarily reflects higher prices offset by a reserve for the DOD's Tricare Retail Pharmacy program, discussed below, and a reduction in prescription demand.

        In 2009 a final rule related to the DOD's Tricare Retail Pharmacy program was issued clarifying the DOD's interpretation of the national Defense Authorization Act of 2008, or NDAA. The final rule changed the process by which rebate obligations for the Tricare Retail Pharmacy program are created such that a contractual agreement is no longer required and that obligation to pay such rebates emanates from the NDAA itself. In consideration of this final rule we recorded allowances of $5.6 million and $8.2 million for such rebates for the years ended December 31, 2010 and 2009, respectively. Included in the $8.2 million allowance recorded in 2009 is $4.8 million which represents a retroactive rebate assessment for sales made during 2008.

        Sales of our products in future periods may be impacted by numerous factors, including potential competition, the potential approval of additional products including BYDUREON, regulatory matters, economic factors and other environmental factors.

Revenues under Collaborative Agreements

        The following table summarizes the components of revenues under collaborative agreements for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Year ended December 31,
	2010	2009	2008
Amortization of up-front payments	$7.5	$4.4	$4.3
Recognition of milestone payments	10.2	—	—

	$17.7	$4.4	$4.3

        Amortization of up-front payments increased for the year ended December 31, 2010 compared to the same period of 2009 due primarily to amounts earned pursuant to our obesity collaboration with Takeda. For the year ended December 31, 2010, amortization of up-front payments consists entirely of amounts earned pursuant to our obesity collaboration with Takeda, while amortization of up-front payments for the year ended December 31, 2009 consists of amounts earned pursuant to our collaboration with Lilly, for which amortization ended in 2009, and our collaboration with Takeda, for which amortization began in late 2009. During the year ended December 31, 2008 amortization of up-front payments consists of amounts earned pursuant to our collaboration with Lilly.

        Milestone payments for the year ended December 31, 2010 consisted primarily of a $10.0 million milestone earned as a result of Lilly's launch of BYETTA in Japan in late 2010. There were no milestone payments in 2009 or 2008.

        In future periods, we expect that revenues under collaborative agreements will consist of continued amortization of the $75 million up-front payment received from Takeda upon signing of our collaboration agreement in 2009. This up-front payment is being amortized ratably over a ten year period representing the estimated development period of the compounds subject to the Takeda collaboration agreement. Additionally, beginning in 2011 we expect to begin to earn royalties on product sales of BYETTA and/or BYDUREON, if approved, outside of the United States.

Cost of Goods Sold

        Cost of goods sold was $61.7 million, representing a gross margin of 91%, $83.0 million, representing a gross margin of 89%, and $91.6 million, representing a gross margin of 88%, for the years ended December 31, 2010, 2009 and 2008, respectively. Cost of goods sold is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The increase in gross margin in 2010, as compared to 2009, primarily reflects higher net sales prices partially offset by slightly higher per unit costs. The increase in gross margin in 2009, as compared to 2008, primarily reflects higher net sales prices and lower unit costs for BYETTA driven by reduced inventory reserves and efficiencies driven by our reduced cost structure. Annual fluctuations in gross margins may be influenced by production volumes, product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $288.7 million, $343.9 million and $395.1 million in the years ended December 31, 2010, 2009 and 2008, respectively.

        The $55.2 million decrease in 2010 compared to 2009 primarily reflects lower sales force and business infrastructure expenses following a 2009 restructuring of our sales force, and continued efforts to drive efficiencies in our cost structure. The $51.2 million decrease in 2009 compared to 2008 reflects our reduced cost structure following restructurings that occurred in late 2008 and in mid-2009.

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

        The following table sets forth information regarding our research and development expenses for our major projects for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Year ended December 31,
	2010	2009(1)	2008(1)
Diabetes(2)	$96.9	$87.0	$83.3
Obesity(3)	12.9	26.0	55.3
Research and early-stage programs	21.2	24.8	30.4
Indirect costs	40.3	47.3	53.6

	$171.3	$185.1	$222.6

(1)
Research and development expenses for the years ended December 31, 2009 and 2008 have been revised to conform with the current presentation.

(2)
Research and development expenses for our diabetes program consist primarily of costs associated with BYETTA and BYDUREON which are shared by Lilly pursuant to our collaboration agreement. Cost-sharing payments received from Lilly are recorded as a reduction to research and development and were $72.6 million, $66.6 million and $69.3 million for the years ended December 31, 2010, 2009 and 2008.

(3)
Research and development expenses for our obesity program include costs associated with our collaboration agreement with Takeda. Cost-sharing payments received from Takeda are recorded as a reduction to research and development and were $16.7 million, $1.5 million and $0 for the years ended December 31, 2010, 2009 and 2008.

        Research and development expenses decreased to $171.3 for the year ended December 31, 2010 from $185.1 million for the year ended December 31, 2009. The $13.8 million decrease primarily reflects decreased development expenses for our obesity programs, driven by development expense cost-sharing with Takeda. The decrease in obesity development expenses is partially offset by increased BYDUREON expenses associated with manufacturing readiness, a cardiovascular outcomes study and development activities for the exenatide suspension formulation.

        Research and development expenses decreased to $185.1 million for the year ended December 31, 2009 from $222.6 million for the year ended December 31, 2008. The $37.5 million decrease primarily reflects our reduced cost structure and decreased development expenses for our obesity programs following recently completed clinical trials, partially offset by increased costs for our diabetes programs associated with manufacturing readiness activities at our Ohio manufacturing facility for BYDUREON.

Collaborative Profit-Sharing

        Collaborative profit-sharing was $257.1 million, $302.9 million and $302.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and consists of Lilly's 50% share of the gross margin for BYETTA sales in the United States.

Restructuring

        During the year ended December 31, 2010 we reduced our workforce by approximately 60 employees, or the 2010 Restructuring, and recorded restructuring charges of $16.8 million consisting of employee separation costs, facilities-related charges, asset impairment charges and other direct incremental charges.

        In 2009, we announced a restructuring of our sales force to merge our existing primary care and specialty sales forces into a single organization, or the 2009 Restructuring. The 2009 Restructuring reduced the total number of Amylin sales representatives by approximately 200 employees. We recorded restructuring charges of $17.0 million during the year ended December 31, 2009 consisting of employee separation costs and facilities related charges.

        In 2008, we announced a strategic restructuring and workforce reduction, or the 2008 Restructuring, that reduced the size of our San Diego workforce by approximately 25%, or 330 employees. In connection with the 2008 Restructuring, we recorded restructuring charges of $54.9 million which are comprised of employee separation costs, facility related charges, asset impairment charges and other direct incremental charges.

        The facilities related charges recorded in each of the three years ended December 31, 2010 consist of expenses related to facility leases for exited facilities, including impairments of related tenant improvements.

        The following table sets forth the components of the restructuring charges recognized for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Year ended December 31,
	2010	2009	2008
Facility related charges	$5.8	$5.6	$31.3
Employee separation costs	3.1	10.9	13.9
Asset impairments	7.4	—	8.8
Other restructuring charges	0.5	0.5	0.9

	$16.8	$17.0	$54.9

        We have substantially completed all of the above activities included in the restructuring plan and all costs associated with the restructurings were incurred during the years ended December 31, 2010, 2009 and 2008.

Interest and Other Expense, net

        The following table provides information regarding our interest and other expense, net (in millions):

	Year ended December 31,
	2010	2009	2008
Interest and other income	$2.7	$7.7	$26.6
Interest and other expense	(28.1)	(19.3)	(36.3)
Loss on impairment of investments	(0.2)	(1.4)	(14.9)

Total interest and other expense, net	$(25.6)	$(12.8)	$(24.6)

        Interest and other income consist primarily of interest income from investment of cash and investments. The decrease in 2010 compared to 2009 primarily reflects lower average investment balances and lower interest rates in 2010 as compared to 2009. The decrease in 2009 compared to 2008 primarily reflects lower average investment balances and lower interest rates in 2009 compared to 2008.

        Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations and mark-to-market gains and losses on derivative financial instrument and include interest payments and the amortization of debt issuance costs. The increase in 2010 compared to 2009 primarily reflects a decrease in interest capitalized on our Ohio manufacturing facility in 2010. The decrease in 2009 compared to 2008 primarily reflects an increase in interest capitalized to our Ohio manufacturing facility and 2009 mark-to-market gains on derivative financial instruments which, in 2008, were mark-to-market losses.

        We recognized a loss on impairment of investments of $0.2 million for the year ended December 31, 2010. The loss represents credit-related losses associated with one security in our portfolio and was based upon the amortized cost basis and the observed market prices for the security. At December 31, 2010, gross unrealized losses on our short-term investments were $0.1 million, all of which we determined to be temporary.

        We recognized a loss on impairment of investments of $1.4 million for the year ended December 31, 2009. The loss represents credit-related losses associated with two securities in our portfolio and was based upon the amortized cost basis and the observed market prices for the securities.

        We recognized a loss on impairment of investments of $14.9 million for the year ended December 31, 2008. This primarily represents a recognized $9.0 million other-than-temporary impairment loss on an equity investment in a privately held entity based upon our assessment of the entity's financial and technical performance and the entity's ability to raise additional capital in significantly deteriorated financial markets to fund ongoing operations. During the year ended December 31, 2008 we also recognized a $5.9 million other-than-temporary impairment loss on a corporate debt security in our investment portfolio based upon our assessment of the impact of bankruptcy proceedings of the issuer on the recoverability of our investment.

Net Loss

        Our net loss for the year ended December 31, 2010 was $152.3 million compared to $186.3 million in 2009 and $321.9 million in 2008. The decrease in our net loss in 2010 compared to 2009 primarily reflects the decreased expenses partially offset by the decreased net product sales discussed above. The decrease in our net loss in 2009 compared to 2008 primarily reflects the decreased expenses discussed above.

        We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the amount of product sales that we achieve for BYETTA, SYMLIN and BYDUREON, if approved. Our ability to achieve profitability in the future will also depend on our ability to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of BYDUREON, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

        At December 31, 2010, we had $442.7 million in cash, cash equivalents and short-term investments, compared to $667.8 million at December 31, 2009 and we have $165 million of cash available to us pursuant to the loan agreement with Lilly discussed below. We have debt maturities of $200 million in the second quarter of 2011. We have demonstrated strong financial discipline over the last few years and we are committed to continuing to manage our expenses closely in-line with expected revenues. We will continue to aggressively manage our expenses to minimize the amount of cash we use for operating activities. Our current business plan does not contemplate a need to raise additional funds from outside sources; however, we may evaluate opportunities to refinance existing indebtedness from time to time. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future.

        Our operating activities used cash of $38.7 million, provided cash of $19.9 million and used cash of $19.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our cash used by our operating activities for the year ended December 31, 2010 includes a net loss of $152.3 million, $122.4 million of which is comprised of non-cash items consisting primarily of stock-based compensation, depreciation and amortization and restructuring charges. Cash provided by operating activities in the year ended December 31, 2009 included an up-front payment of $75.0 million from Takeda in connection with our collaboration with them and cash used by operations in the year ended December 31, 2008 reflects an up-front payment of $125.0 million from Lilly in connection with our collaboration with them.

        Our primary uses of cash for our operating activities for the year ended December 31, 2010 includes uses of cash due to decreases in accounts payable and accrued liabilities, accrued compensation and payable to collaborative partner of $25.0 million, $27.8 million and $7.6 million, respectively. The decrease in accounts payable and accrued liabilities primarily reflects lower expense levels for the year ended December 31, 2010 compared to the same period of 2009. The decrease in accrued compensation reflects lower incentive compensation due to the decision to not pay the discretionary corporate bonus for the year ended December 31, 2010. The decrease in the payable to the collaborative partner reflects a reduced net payable to Lilly which resulted from higher cost-sharing payments due from Lilly as well as lower collaborative profit sharing due to Lilly. The higher cost sharing payments due from Lilly were caused by increased development expenses for BYDUREON, and the lower collaborative profit sharing is the result of lower BYETTA sales and gross profit in the twelve months ended December 31, 2010.

        Our primary sources of cash for our operating activities for the year ended December 31, 2010 includes sources of cash due to an increase in deferred collaborative profit sharing of $33.3 million, and decreases in inventories, accounts receivable and other current assets of $9.3 million, $6.1 million and $5.4 million, respectively. The increase in deferred collaborative profit-sharing reflects payments due to us from Lilly for its 60% share of the capital expenditures we have made for the BYDUREON pen device. The decrease in inventories primarily reflects reductions in raw materials, work-in-process and finished goods inventory due to the timing and volume of production for BYETTA and SYMLIN. As indicated in Note 3 to the consolidated Financial Statements, inventories as of December 31, 2010 includes $28.2 million of raw materials specific to BYDUREON which amount is entirely comprised of exenatide, the active pharmaceutical ingredient for BYDUREON. As of December 31, 2010, the exenatide balance was recorded in other current assets because exenatide for BYDUREON can also be used to manufacture BYETTA. We are currently manufacturing BYDUREON to support Lilly's requirements for launches outside of the United States. Lilly expects an action by the European Medicines Agency in the first half of 2011. The decrease in accounts receivable is primarily due to lower product sales. The decrease in other current assets is due to declines in prepaid expenses. Working capital changes may fluctuate from quarter to quarter due to timing of inventory and other current asset purchases and the timing of payment of accounts payable, accrued compensation and other current liabilities.

        Our investing activities provided cash of $159.7 million in the year ended December 31, 2010 and used cash of $116.1 million and $182.2 million in the years ended December 31, 2009 and 2008, respectively. Investing activities in all three years consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment. Purchases of property, plant and equipment decreased to $91.1 million in 2010 from $152.1 million in 2009, and decreased to $152.1 in 2009 from $295.1 million in 2008. The decrease in 2010 was as expected and primarily reflects a reduction of costs associated with our manufacturing facility for BYDUREON, offset by costs incurred in connection with the BYDUREON pen device. The initial capital investment for the pen is expected to be $216.0 million over the next few years, which will be funded 60% by Lilly and 40% by us. Through December 31, 2010, we have incurred $163.7 million in capital expenditures associated with the BYDUREON pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $785.1 million. We have billed Lilly $87.8 million for its share of expenditures for the pen device, of which $86.5 million has been received to date, $38.3 million of which was received during 2010 and is included in cash used for operating activities as discussed above. We expect that our capital expenditures will continue to decrease in 2011 and will be principally focused on strategically investing in exenatide life cycle management, of which Lilly shares in 60% of the costs. We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product life cycle for BYDUREON, if approved.

        Financing activities used cash of $77.3 million and $20.3 million in the years ended December 31, 2010 and 2009, respectively, and provided cash of $16.7 million in the year ended December 31, 2008. Financing activities in 2010 include $93.8 million in scheduled repayments of our note payable, which was paid in full during the year, offset by proceeds from the exercise of stock options and proceeds from employee stock purchase plan. Financing activities in 2009 include $31.3 million in repayments of our note payable partially offset by proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities in 2008 include proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

        At December 31, 2010, we had $200 million in aggregate principal amount of the 2004 Notes due April 15, 2011 and $575 million of the 2007 Notes due June 15, 2014 outstanding. The 2004 Notes are currently convertible into a total of up to 5.8 million shares of our common stock at approximately $34.35 per share and are not redeemable at our option. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.

        In October 2008, we entered into a loan agreement with Lilly pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. As of December 31, 2010 we had not drawn upon this line of credit. Any interest due under this credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest, shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014.

        In December 2007, we entered into a $140 million credit agreement which provided for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provided for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. In connection with the 2007 credit agreement we entered into an interest rate swap agreement which resulted in a fixed interest rate of 5.717% under the term loan and expired in December 2010. In December 2010 we paid the term loan in full and terminated the revolving credit facility. As of December 31, 2010 we had $10.5 million of letters of credit outstanding which are secured by $15 million of restricted cash pursuant to a Line of Credit and Cash Collateral Agreement entered into in December 2010.

        The following table summarizes our contractual obligations and maturity dates as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term convertible debt	$775,000	$200,000	$—	$575,000	$—
Interest on long-term convertible debt	60,375	17,250	34,500	8,625	—
Inventory purchase obligations	77,074	53,491	23,583	—	—
Construction contracts	26,200	21,400	4,800	—	—
Operating leases	194,175	27,535	56,378	50,038	60,224

Total(1)	$1,132,824	$319,676	$119,261	$633,663	$60,224

(1)
Excludes long-term obligation of $8.5 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

        In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $7.0 million associated with licensing agreements in the next 12 months. Additional milestones of up to approximately $174.5 million could be paid over the next two to seven years if development and commercialization of all our early stage programs continue and are successful. The majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, we would consider these payments as positive because they would signify that the related products are successfully moving through development and commercialization.

        Our future capital requirements will depend on many factors, including: the amount of product sales we and Lilly achieve for BYETTA and BYDUREON, if approved, net of profit sharing payments to Lilly, and product sales for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN and the commercialization of BYDUREON, if approved; costs associated with the operation of our BYDUREON manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at December 31, 2010 was approximately $200 million and $502 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

        We have audited Amylin Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amylin Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Amylin Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Amylin Pharmaceuticals, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 25, 2011

PART III

Item 9B.    Other Information

        None.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders. The information required by this item with respect to executive officers appears under Part I of this annual report on Form 10-K under the caption "Business—Executive Officers."

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the information under the captions "Compensation of Directors," "Executive Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Certain Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the information under the caption contained in "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2011 annual meeting of stockholders.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)  Index to Consolidated Financial Statements

        The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(a)(2)  Financial Statement Schedules:    The following Schedule is filed as part of this annual report on Form 10-K:

Page Number
II. Valuation Accounts	F-42

        All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3)  Index to Exhibits—See Item 15(b) below.

(b)   Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(3)	3.2	Fourth Amended and Restated Bylaws of the Registrant.
(7)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
(25)	3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
	4.1	Reference is made to Exhibits 3.1 - 3.4.
(9)	4.2	Rights Agreement, dated June 17, 2002, between the Registrant and American Stock Transfer & Trust Company.
(9)	4.3	Certificate of Designation of Series A Junior Participating Preferred Stock.
(14)	4.4	First Amendment to Rights Agreement, dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company.
(6)	4.5	Indenture, dated as of April 6, 2004, between Registrant and J.P. Morgan Trust Company, National Association (as Trustee).
(6)	4.6	Form of 2.50% Convertible Senior Note due 2011.
(24)	4.7	Indenture, dated as of June 8, 2007, between Registrant and The Bank of New York Trust Company, N.A. (as Trustee).
(1)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.†
(29)	10.2	Registrant's Amended and Restated 2001Employee Stock Purchase Plan.†
(28)	10.3	Registrant's Non-Employee Directors' Stock Option Plan (the "Directors' Plan").†

Exhibit Footnote	Exhibit Number
(4)(2)	10.4	Patent and Technology License Agreement, Consulting Agreement and Nonstatutory Stock Option Agreement, dated October 1, 1996, between the Registrant and Dr. John Eng.
(5)	10.5	Registrant's Directors' Deferred Compensation Plan.†
(31)	10.6	Registrant's Directors' Plan Stock Option Agreement, as amended.†
(8)(2)	10.7	Development and License Agreement, dated May 15, 2000, between the Registrant and Alkermes Controlled Therapeutics II, Inc.
(27)	10.8	Registrant's Amended and Restated Officer Change in Control Severance Benefit Plan.†
(20)	10.9	Registrant's Amended and Restated 2001 Equity Incentive Plan.†
(10)(2)	10.10	Collaboration Agreement, dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(10)(2)	10.11	U.S. Co-Promotion Agreement, dated September 19, 2002, between the Registrant and Eli Lilly and Company.
(12)(2)	10.12	Device Development and Manufacturing Agreement, dated July 1, 2003, between Registrant and Eli Lilly and Company.
(11)	10.13	Form of Registrant's 2001 Equity Incentive Plan Officer Stock Option Agreement, as amended.†
(11)	10.14	Form of Registrant's 2001 Equity Incentive Plan Stock Option Agreement, as amended.†
(13)(2)	10.15	Manufacturing Agreement, dated May 12, 2003, between Registrant and UCB S.A.
(15)(2)	10.16	Exenatide Manufacturing Agreement, dated October 1, 2003, between Registrant and Mallinckrodt Inc.
(15)(2)	10.17	Commercial Supply Agreement, for Exenatide dated December 23, 2003, between Registrant and Bachem, Inc.
(16)(2)	10.18	Commercial Supply Agreement, dated February 14, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
(16)(2)	10.19	Commercial Supply Agreement, dated March 2, 2005 between Registrant and Baxter Pharmaceutical Solutions LLC.
	10.20	Summary Description of Registrant's Named Executive Officer Oral At-Will Employment Agreements.†
(17)	10.21	Description of Registrant's Executive Cash Bonus Plan.†
(19)(2)	10.22	Amendment to Development and License Agreement, dated October 24, 2005, between Registrant and Alkermes Controlled Therapeutics II.
(18)(2)	10.23	Commercial Supply Agreement, dated June 28, 2005, between Registrant and Bachem, Inc.
(21)(2)	10.24	Commercial Supply Agreement, dated October 12, 2006 between Registrant and Wockhardt UK (Holdings) Ltd.

Exhibit Footnote	Exhibit Number
(21)(2)	10.25	Amendment to Collaboration Agreement, dated October 31, 2006 between Registrant and Eli Lilly and Company.
(22)	10.26	Employment Agreement, dated March 7, 2007, by and between Registrant and Daniel M. Bradbury.†
	10.27	Registrant's 2001 Non-Qualified Deferred Compensation Plan.†
(26)	10.28	First Amendment to Exenatide Manufacturing Agreement, dated January 6, 2006, between Registrant and Mallinckrodt Inc.
(26)(2)	10.29	Amended and Restated Commercial Supply Agreement, dated April 1, 2008, between Registrant and Wockhardt UK (Holdings) Ltd.
(26)(2)	10.30	Addendum to U.S. Co-Promotion Agreement, dated May 8, 2008, between Registrant and Eli Lilly and Company
(26)(2)	10.31	Third Amendment to Supply Agreement, dated January 1, 2008, between Registrant and Mallinckrodt Inc.
(3)	10.32	Amendment to Employment Agreement, dated December 3, 2008, between Registrant and Daniel M. Bradbury†
(27)(2)	10.33	Exenatide Once Weekly Supply Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company
(27)	10.34	Loan Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company
(27)(2)	10.35	Amendment to Commercial Supply Agreement, dated December 8, 2008, between Registrant and Baxter Pharmaceutical Solutions LLC
(27)(2)	10.36	Amendment to the Amended and Restated Commercial Supply Agreement, dated January 23, 2009, between Registrant and Wockhardt UK (Holdings) Ltd.
(28)	10.37	Amendment, dated April 9, 2009, to Collaboration Agreement between Registrant and Eli Lilly and Company
(29)	10.38	Registrant's 2009 Equity Incentive Plan†
(29)	10.39	Registrant's 2009 Equity Incentive Plan Officer Stock Option Agreement†
(29)	10.40	Registrant's 2009 Equity Incentive Plan Stock Option Agreement†
(30)(2)	10.41	Cost Allocation Agreement, dated May 4, 2009, between Registrant and Eli Lilly and Company
(30)(2)	10.42	Exenatide Once Weekly Supply Agreement, dated May 11, 2009, between Registrant and Eli Lilly and Company
(31)(2)	10.43	License, Development and Commercialization Agreement, dated October 30, 2009, between Registrant and Takeda Pharmaceutical Company Limited
(31)(2)	10.44	Side Letter Agreement, dated October 30, 2009, between Registrant and Takeda Pharmaceutical Company Limited
(32)	10.45	Registrant's 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement†
(32)(2)	10.46	Amendment to Exenatide Manufacturing Agreement, dated January 8, 2010, between Registrant and Mallinckrodt Inc.

Exhibit Footnote	Exhibit Number
(32)(2)	10.47	Amendment to Commercial Supply Agreement, dated February 11, 2010, between Registrant and Baxter Pharmaceutical Solutions LLC
(33)	10.48	Amendment to Development and License Agreement, dated July 13, 2006, between Registrant and Alkermes Controlled Therapeutics Inc. II
(34)	10.49	Second Amendment to Commercial Supply Agreement, dated April 29, 2010, for Exenatide between Registrant and Bachem Inc.
(34)(2)	10.50	Third Amendment to Commercial Supply Agreement, dated September 20, 2010, for Exenatide between Registrant and Bachem Inc.
	10.51	Registrant's Form of Restricted Stock Award Agreement†
	10.52	Second Amendment to Amended and Restated Commercial Supply Agreement, dated November 1, 2010, between Registrant and Wockhardt UK (Holdings) Ltd.*
	21.1	Subsidiaries of Registrant.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to page 67.
	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101
The following financial statements and footnotes from the Amylin Pharmaceuticals, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; (v) the notes to the consolidated financial statements (tagged as blocks of text) and (vi) Schedule II: Valuation Accounts (tagged as blocks of text).

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

(9)
Filed as an exhibit on Form 8-K dated June 18, 2002, and incorporated herein by reference.

(10)
Filed as an exhibit on Form 8-K dated October 3, 2002, and incorporated herein by reference.

(11)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(12)
Filed as an exhibit to Amendment 1 to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference.

(13)
Filed as an exhibit to Amendment 1 to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003, and incorporated herein by reference.

(14)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(15)
Filed as an exhibit to Amendment 1 to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(16)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(17)
Filed on Form 8-K dated December 3, 2010, and incorporated herein by reference.

(18)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.

(19)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(20)
Filed as an exhibit on Form 8-K dated May 30, 2008 and incorporated herein by reference.

(21)
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

(25)
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

(30)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(31)
Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(32)
Filed as an exhibit to Registrant's Quarterly report on form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(33)
Filed as an exhibit to Registrant's Quarterly report on form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(34)
Filed as an exhibit to Registrant's Quarterly report on form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

Note on trademarks used in this report:

        Amylin®, BYETTA® and SYMLIN® and BYDUREON™ are trademarks of Amylin Pharmaceuticals, Inc. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMYLIN PHARMACEUTICALS, INC.
Date: February 25, 2011
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

Signatures	Title	Date

/s/ DANIEL M. BRADBURY Daniel M. Bradbury	President and Chief Executive Officer(Principal Executive Officer)	February 25, 2011
/s/ MARK G. FOLETTA Mark G. Foletta	Senior Vice President, Finance and Chief Financial Officer(Principal Financial and Accounting Officer)	February 25, 2011
/s/ PAULO F. COSTA Paulo F. Costa	Chairman of the Board	February 25, 2011
/s/ ADRIAN ADAMS Adrian Adams	Director	February 25, 2011

Signatures	Title	Date

/s/ TERESA BECK Teresa Beck	Director	February 25, 2011
/s/ M. KATHLEEN BEHRENS M. Kathleen Behrens	Director	February 25, 2011
/s/ PAUL N. CLARK Paul N. Clark	Director	February 25, 2011
Alexander J. Denner	Director
/s/ KARIN EASTHAM Karin Eastham	Director	February 25, 2011
/s/ JAMES R. GAVIN III, M.D., PHD. James R. Gavin III, M.D., PhD.	Director	February 25, 2011
/s/ JAY S. SKYLER, M.D. Jay S. Skyler, M.D., MACP	Director	February 25, 2011
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 25, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amylin Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Amylin Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amylin Pharmaceuticals, Inc., at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amylin Pharmaceuticals, Inc's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

                      /S/ Ernst & Young LLP

San Diego, California
February 25, 2011

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$164,521	$120,825
Short-term investments	278,142	546,944
Restricted cash	15,000	—
Accounts receivable, net	54,645	60,732
Inventories, net	118,629	99,700
Other current assets	45,458	78,481

Total current assets	676,395	906,682
Property, plant and equipment, net	811,745	780,058
Debt issuance costs	5,715	8,742
Other long-term assets	37,574	30,937

	$1,531,429	$1,726,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,920	$39,146
Accrued compensation	43,231	70,961
Payable to collaborative partner	42,060	49,645
Restructuring liability, current portion	6,532	9,204
Note payable, current portion	—	93,750
Deferred revenue, current portion	7,500	7,500
Convertible senior notes, current portion	200,000	—
Other current liabilities	78,352	95,163

Total current liabilities	401,595	365,369
Deferred revenue, net of current portion	58,750	66,250
Long-term deferred credit	125,000	125,000
Deferred collaborative profit-sharing	87,848	54,570
Restructuring liability, net of current portion	28,764	22,776
Convertible senior notes, net of current portion	468,697	643,762
Other long-term obligations, net of current portion	17,292	26,158
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $.001 par value, 450,000 shares authorized, 144,100 and 141,747 issued and outstanding at December 31, 2010 and 2009	144	142
Additional paid-in capital	2,444,266	2,371,939
Accumulated deficit	(2,100,180)	(1,947,867)
Accumulated other comprehensive loss	(747)	(1,680)

Total stockholders' equity	343,483	422,534

	$1,531,429	$1,726,419

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Net product sales	$651,113	$753,993	$765,342
Revenues under collaborative agreements	17,700	4,426	4,286

Total revenues	668,813	758,419	769,628
Costs and expenses:
Cost of goods sold	61,687	82,999	91,596
Selling, general and administrative	288,650	343,864	395,112
Research and development	171,312	185,062	222,614
Collaborative profit-sharing	257,127	302,861	302,600
Restructuring	16,780	16,980	54,926

Total costs and expenses	795,556	931,766	1,066,848

Operating loss	(126,743)	(173,347)	(297,220)
Interest and other income	2,698	7,768	26,561
Interest and other expense	(28,070)	(19,300)	(36,339)
Loss on impairment of investments	(198)	(1,377)	(14,943)

Net loss	$(152,313)	$(186,256)	$(321,941)

Net loss per share—basic and diluted	$(1.06)	$(1.32)	$(2.35)

Shares used in computing net loss per share, basic and diluted	143,525	140,702	137,006

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	Common stock				Accumulated other comprehensive (loss) income
			Additional paid-in capital	Accumulated deficit		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2007	135,044	$135	$2,167,742	$(1,439,670)	$(450)	$727,757
Comprehensive loss:
Net loss	—	—	—	(321,941)	—	(321,941)
Unrealized loss on available-for-sale securities	—	—	—	—	(10,562)	(10,562)

Comprehensive loss						(332,503)
Issuance of common stock upon exercise of options, net	528	—	7,260	—	—	7,260
Issuance of common stock upon milestone conversion	790	1	29,999	—	—	30,000
Issuance of common stock for other employee benefit plans	578	1	13,717	—	—	13,718
Issuance of common stock for employee stock ownership plan	683	1	16,995	—	—	16,996
Employee stock-based compensation	—	—	55,901	—	—	55,901
Non-employee stock-based compensation	—	—	148	—	—	148

Balance at December 31, 2008	137,623	138	2,291,762	(1,761,611)	(11,012)	519,277

Comprehensive loss:
Net loss	—	—	—	(186,256)	—	(186,256)
Unrealized gain on available-for-sale securities	—	—	—	—	9,332	9,332

Comprehensive loss						(176,924)
Issuance of common stock upon exercise of options, net	599	1	4,556	—	—	4,557
Issuance of common stock for other employee benefit plans	1,280	1	11,508	—	—	11,509
Issuance of common stock for employee stock ownership plan	2,245	2	20,248	—	—	20,250
Employee stock-based compensation	—	—	43,762	—	—	43,762
Non-employee stock-based compensation	—	—	103	—	—	103

Balance at December 31, 2009	141,747	142	2,371,939	(1,947,867)	(1,680)	422,534

Comprehensive loss:
Net loss	—	—	—	(152,313)	—	(152,313)
Unrealized gain on available-for-sale securities	—	—	—	—	933	933

Comprehensive loss						(151,380)
Issuance of common stock upon exercise of options, net	701	—	9,182	—	—	9,182
Issuance of common stock for other employee benefit plans	772	1	11,168	—	—	11,169
Issuance of common stock for employee stock ownership plan	880	1	15,848	—	—	15,849
Employee stock-based compensation	—	—	36,022	—	—	36,022
Non-employee stock-based compensation	—	—	107	—	—	107

Balance at December 31, 2010	144,100	$144	$2,444,266	$(2,100,180)	$(747)	$343,483

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(152,313)	$(186,256)	$(321,941)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	57,335	38,197	29,552
Amortization of debt discount and debt issuance costs	13,579	8,209	10,332
Benefit plan compensation settled in stock	19,735	20,161	25,097
Employee stock-based compensation	36,022	43,762	55,115
Amortization of deferred revenue	(7,500)	(4,336)	(4,286)
Loss on impairment of investments	198	1,377	14,943
Restructuring	769	494	2,426
Other non-cash expenses	6,212	10,548	5,718
Changes in operating assets and liabilities:
Accounts receivable	6,087	1,637	11,210
Inventories	9,255	16,123	(15,609)
Other current assets	5,353	(35,749)	(13,005)
Long-term prepaid assets	(811)	(8,754)	—
Accounts payable and accrued liabilities	(25,021)	5,574	8,641
Accrued compensation	(27,765)	11,009	4,900
Payable to collaborative partner	(7,585)	(10,825)	(5,646)
Deferred revenue	—	75,000	—
Long-term deferred credit	—	—	125,000
Deferred collaborative profit-sharing	33,278	54,570	—
Restructuring liability	3,316	(15,252)	53,795
Other assets and liabilities, net	(8,867)	(5,566)	(5,752)

Net cash (used for) provided by operating activities	(38,723)	19,923	(19,510)
Investing activities:
Purchases of short-term investments	(573,626)	(794,008)	(1,015,811)
Sales and maturities of short-term investments	841,296	832,900	1,132,017
Increase to restricted cash	(15,000)	—	—
Purchases of property, plant and equipment	(91,132)	(152,051)	(295,060)
Increase in other long-term assets	(1,869)	(2,913)	(3,299)

Net cash provided by (used for) investing activities	159,669	(116,072)	(182,153)
Financing activities:
Proceeds from issuance of common stock, net	16,500	10,961	16,694
Repayment of notes payable	(93,750)	(31,250)	—

Net cash (used for) provided by financing activities	(77,250)	(20,289)	16,694

Increase (decrease) in cash and cash equivalents	43,696	(116,438)	(184,969)
Cash and cash equivalents at beginning of year	120,825	237,263	422,232

Cash and cash equivalents at end of year	$164,521	$120,825	$237,263

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$15,483	$13,218	$17,701
Interest capitalized	$25,904	$33,280	$25,766
Non-cash interest capitalized to property, plant and equipment	$14,383	$17,676	$13,455
Receivable arising from sale of property, plant and equipment	$6,500	$—	$—
Non-cash dispositions of property, plant and equipment	$7,398	$—	$8,796
Property, plant and equipment additions in other current liabilities	$513	$10,123	$6,057
Non-cash financing activities:
Issuance of common stock upon milestone conversion	$—	$—	$30,000
Shares contributed as employer 401(k) match	$3,851	$5,105	$4,284
Shares contributed to employee stock ownership plan	$15,848	$20,250	$16,996

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

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act. There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs. The provisions become effective over time, however, certain provisions became effective in the first quarter of 2010. These provisions are related to increased Medicaid discounts, an increase in the population of patients eligible for Medicaid discounts, and the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and healthcare centers. These new provisions did not have a material impact on our results for year ended December 31, 2010. We continue to evaluate this legislation to determine its impact on our business and future financial results. We expect the financial impact of the new legislation to grow over time.

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

        We have a collaboration agreement with Lilly under which Lilly provides funding for development and commercialization expenses for BYETTA and BYDUREON™ (exenatide for extended release injectable suspension), our once-weekly formulation of exenatide for the proposed treatment of type 2 diabetes. Lilly's funding is provided at various cost sharing percentages depending upon whether the

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

product is to be utilized in the United States or outside the United States. Lilly co-promotes products with us in the United States, is responsible for commercializing products outside the United States and manufactures pen devices for the administration of BYETTA. See Note 4 for more detailed information regarding this collaboration. If Lilly is unable to perform these activities we may be unable to meet market demand for our products and could be materially and adversely affected.

        We have a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, for the development and commercialization of pharmaceutical products for obesity and related indications. Under this agreement Takeda provides funding for development and will provide funding for commercialization expenses. If Takeda is unable to perform these activities or were to terminate our collaboration with them, we would likely need to find a third party collaborator to continue developing our obesity program, which we may be unable to do.

        We are also subject to credit risk from our accounts receivable related to product sales. We sell our products in the United States primarily to wholesale distributors. Our top four customers represented approximately 95% of net product sales in 2010 and 95% of the accounts receivable balance at December 31, 2010. We evaluate the credit worthiness of our customers and generally do not require collateral. We have not experienced any material losses on uncollectible accounts receivable to date.

        Net product sales for the years ended December 31, 2010, 2009 and 2008 were $651.1 million, $754.0 million and $765.3 million, respectively, and consisted of sales of BYETTA and SYMLIN, less allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers.

        The following table provides information regarding net product sales by product (in millions):

	Year ended December 31,
	2010	2009	2008
BYETTA	$559.3	$667.6	$678.5
SYMLIN	91.8	86.4	86.8

	$651.1	$754.0	$765.3

        Four of our customers each accounted for more than 10% of total net product sales for the year ended December 31, 2010. Three of our customers each accounted for more than 10% of total net product sales for the years ended December 31, 2009 and 2008. The following table summarizes the

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

percent of our total net product sales that were attributed to each of these four customers (as a % of net product sales):

	Year ended December 31,
	2010	2009	2008
McKesson Corporation	36%	38%	38%
Cardinal Health, Inc.	35%	35%	36%
Medco Health Solutions	14%	12%	12%
Amerisourcebergen Drug Corporation	10%	* %	* %

*
Less than 10%

        We invest our excess cash in accordance with our investment policy; our investments include U.S. Government securities, securities of agencies sponsored by the U.S. Government, asset-backed securities, mortgage-backed securities, debt instruments of financial institutions and corporations with investment-grade credit ratings. We mitigate credit risk by maintaining a well diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents and short-term investments.

Cash and Cash Equivalents

        We consider instruments with a maturity date of less than 90 days from the date of purchase to be cash equivalents. Cash and cash equivalents include cash collateral for derivative financial instruments of $3.5 million at December 31, 2009.

Restricted Cash

        Restricted cash relates to cash that is pledged as collateral for letters of credit issued by us, primarily in connection with office leases, pursuant to a Line of Credit and Cash Collateral Agreement entered into in December 2010.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

        The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$164,521	$164,521	$—	$—
Short-term investments	278,142	278,142
Restricted cash	15,000	15,000	—	—
Deferred compensation plan assets	8,520	8,520	—	—

	$466,183	$466,183	$—	$—

Liabilities:
Deferred compensation plan liabilities	$8,520	$8,520	—	—

	$8,520	$8,520	$—	$—

Short-Term Investments

        Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss in equity, net of related tax effects. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

        Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $1.0 million and $0.7 million at December 31, 2010 and 2009, respectively.

Inventories, net

        Inventories are stated at the lower of cost or market (net realizable value) and net of a valuation allowance for potential excess or obsolete material of $1.4 million and $0.3 million at December 31, 2010 and December 31, 2009, respectively. Cost is determined by the first-in, first-out method.

        Raw materials consist of bulk drug material for BYETTA, SYMLIN and BYDUREON. As indicated in Note 3, as of December 31, 2010 raw materials inventories includes $28.2 million of exenatide, the active pharmaceutical ingredient, or API, which we plan to use to manufacture BYDUREON. We expect that exenatide for BYDUREON could also be used to manufacture BYETTA, subject to certain regulatory requirements.

        Work-in-process inventories consist of in-process BYETTA cartridges and in-process SYMLIN cartridges. Finished goods inventories consist of BYETTA drug product in a disposable pen/cartridge delivery system and finished SYMLIN drug product in a disposable pen/cartridge delivery system.

        We expense costs relating to the purchase and production of pre-approval inventories for which the sole use is pre-approval products as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Land improvements	10 years
Laboratory equipment	5 to 10 years
Leasehold improvements	Lesser of the lease term or the useful life
Production equipment	10 years
Office equipment, furniture and computer software	3 to 5 years
Buildings	5 to 40 years

        We recorded depreciation expense of $57.3 million, $37.8 million, and $29.2 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        FDA validation costs, which to date relate to our manufacturing facility for BYDUREON, are capitalized as part of the effort required to acquire and construct long-lived assets, including readying them for their initial intended use, and are amortized over the estimated useful life of the asset.

        We record impairment losses on property, plant and equipment used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We are subject to regulatory requirements with respect to our currently approved products and product candidates that can result in us not obtaining approval for product candidates in development or even discontinuance of the ability to sell our existing products. Therefore, we must regularly evaluate our ability to realize assets associated with our products and product candidates, including our BYDUREON manufacturing facility. As of December 31, 2010 there are no indicators of impairment associated with such assets. We also record assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. For the years ended December 31, 2010, 2009 and 2008, we recorded $7.4 million, $0 and $8.8 million, respectively, in asset impairments related to impaired leasehold improvements associated with facility leases we will no longer use in our operations as part of our restructuring discussed in Note 5. While we have a history of operating and cash flow losses, we believe the expected future cash flows to be received support the carrying value of our long-lived assets and accordingly, we have not recognized any material impairment losses as of December 31, 2010, other than the impaired leasehold improvements noted above.

Investments in Unconsolidated Entities

        We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both. Our share of the income or losses of these entities is included in interest and other expense, and the investments, which have a net book value of $2.3 million and $3.2 million at December 31, 2010 and December 31, 2009, respectively, are included in other long-term assets. We recorded $3.4 million, $4.0 million and $4.5 million of equity method investee losses during the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010 we recognized an impairment loss of $1.7 million on one of our equity method investments. There were no such impairments during the year ended December 31, 2009. During the year ended December 31, 2008 we recognized an impairment loss of $9.0 million on a different equity method investment. In each case, we recognized the impairment loss after assessing the financial and technical performance of the entity in which the investment was made as well as the entity's ability to raise additional capital in significantly deteriorated financial markets to fund ongoing operations.

Patents

        We have filed a number of patent applications with the United States Patent and Trademark Office and in foreign countries. Certain legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Gross capitalized patent costs were approximately $6.6 million and $5.9 million at December 31, 2010 and 2009, respectively. Accumulated amortization was approximately $3.6 million and $3.1 million at December 31, 2010 and 2009, respectively. Patents

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

are classified as other long-term assets in the accompanying consolidated balance sheets. We recorded patent amortization expense of $0.5 million, $0.4 million and $0.4 million in the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized costs related to patent applications are expensed as a selling, general and administrative expense in the period during which a determination not to pursue such applications is made. Such expenses were not material in the years ended December 31, 2010, 2009 and 2008, respectively.

Net Loss Per Share

        Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Years ended December 31,
	2010	2009	2008
Antidilutive options to purchase common stock	1,432	209	2,957
Antidilutive shares underlying convertible senior notes	15,238	15,238	15,238

	16,670	15,447	18,195

        In future periods, if we report net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Derivative Financial Instruments

        We mitigate certain financial exposures, including currency risk and interest rate risk, through a controlled program of risk management that includes the use of derivative financial instruments. Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in interest and other income and interest and other expense. We have determined that our derivative financial instruments are defined as Level 2 in the fair value hierarchy. We recognized unrealized gains on derivative financial instruments of $2.8 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively, and unrealized losses on derivative financial instruments of $4.9 million for the year ended December 31, 2008. As of December 31, 2010 we did not have any derivative financial instruments and as of December 31, 2009, the fair value of our derivative financial instruments was a

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

net liability of $2.9 million, The fair value and balance sheet classification of our derivative financial instruments as of December 31, 2009 is summarized in the table below (in thousands):

	December 31, 2009
	Fair Value	Balance sheet location
Foreign currency derivative contracts	$100	Other current liabilities
Interest rate derivative contract (Note 8)	2,813	Other long-term obligations, net of current portion

	$2,913

Comprehensive Loss

        Comprehensive loss includes net loss and unrealized gains and losses on investments net of related tax effects. We disclose the accumulated balance of other comprehensive loss as a separate component of stockholder's equity.

Accounting for Stock-Based Compensation

        We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, we expense the estimated fair value of non-cash stock awards granted to our employees, including the effect of estimated forfeitures, over the requisite employee service period, which is generally the vesting period. The fair value method of accounting applies to awards granted subsequent to January 1, 2006, the date the fair value method of accounting for stock-based compensation arrangements became effective, and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated non-cash compensation expense for awards outstanding as of January 1, 2006 was recognized over the remaining service period of the award (which ended in 2009) using the compensation cost calculated for pro-forma disclosure purposes under the former guidance.

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

	Years ended December 31,
	2010	2009	2008
Volatility—Stock option plans	60.9%	80.9%	46.5%
Volatility—Employee stock purchase rights	49.6%	97.9%	56.8%
Expected life in years—Stock option plans	4.2	4.3	4.2
Expected life in years—Employee stock purchase rights	0.5	0.5	0.5
Risk-free interest rate—Stock option plans	2.7%	1.6%	3.4%
Risk-free interest rate—Employee stock purchase rights	0.2%	0.4%	1.9%
Dividend yield	—%	—%	—%
Weighted average estimated fair value per share of stock options granted	$9.10	$5.73	$10.43
Weighted average estimated fair value per share of employee stock purchase rights granted	$5.77	$4.04	$7.14

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

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Total employee non-cash stock-based compensation expense by operating statement classification is presented below (in thousands):

	Year ended December 31,
	2010	2009	2008
Selling, general and administrative expenses	$24,053	$28,351	$33,977
Research and development expenses	11,969	15,411	21,138
Restructuring	—	—	786

Total	$36,022	$43,762	$55,901

Employee non-cash, stock-based compensation expense per share, basic and diluted	$0.25	$0.31	$0.41

        Stock-based compensation expense capitalized as part of inventory and fixed assets was negligible and did not impact our reported cash flows for the years ended December 31, 2010, 2009 and 2008.

        In addition to the stock-based compensation discussed above, we also record non-cash expense associated with our Employee Stock Ownership Plan, or ESOP, and our 401(k) plan. The breakdown of non-cash ESOP and 401(k) expense by operating statement classification is presented below (in thousands):

	Year ended December 31,
	2010	2009	2008
Selling, general and administrative expenses	$11,349	$11,609	$13,972
Research and development expenses	8,386	8,552	10,708
Restructuring	—	—	417

Total	$19,735	$20,161	$25,097

Recently Issued Accounting Standards

        Effective January 1, 2010, we adopted a newly issued accounting standard which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires a quarterly reassessment of the treatment of such entities. The guidance also requires additional disclosures about an enterprise's involvement in a variable interest entity. The adoption of this standard did not have an impact on our financial position or results of operations.

        In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance expands the methods under which a company can establish the fair value of undelivered products and services and provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us means fiscal 2011.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Earlier application is permitted as of the beginning of a fiscal year. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

        In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means fiscal 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

        In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for us means fiscal 2011. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on our financial position or results of operations.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments

        The following is a summary of our short-term investments as of December 31, 2010 and 2009 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Estimated Fair Value
December 31, 2010
U.S. Treasury securities	$46,234	$4	$—	$46,238
Obligations of U.S. Government-sponsored enterprises	37,826	191	(50)	37,967
Corporate debt securities	191,680	743	(23)	192,400
Asset backed securities	1,531	6	—	1,537

Total	$277,271	$944	$(73)	$278,142

December 31, 2009
U.S. Treasury securities	$187,892	$66	$(2)	$187,956
Obligations of U.S. Government-sponsored enterprises	60,280	47	(453)	59,874
Corporate debt securities	278,872	917	(99)	279,690
Asset backed securities	19,963	37	(576)	19,424

Total	$547,007	$1,067	$(1,130)	$546,944

(1)
Other comprehensive loss included unrealized losses of $1.1 million and $1.6 million on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at December 31, 2010 and 2009, respectively.

        The gross realized gains on sales of available-for-sale securities totaled approximately $0.2 million, $0.7 million and $2.6 million and the gross realized losses totaled $0, $0.6 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Contractual maturities of short-term investments at December 31, 2010 were as follows (in thousands):

Fair Value
Due within 1 year	$221,994
After 1 but within 5 years	36,322
After 5 but within 10 years	8
After 10 years	19,818

Total	$278,142

        For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date, specifically mortgage-backed securities, which are included in Obligations of U.S. Government-sponsored enterprises in the table above, and asset-backed securities.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

        The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S Government-sponsored enterprises	$12,721	$(16)	$5,363	$(34)	$18,084	$(50)
Corporate debt securities	52,089	(18)	3,995	(5)	56,084	(23)

	$64,810	$(34)	$9,358	$(39)	$74,168	$(73)

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

        The unrealized losses on our remaining investments are due to the increased volatility in the markets impacting the classes of securities we invest in and are not due to deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

3. Other Financial Information

        Inventories consist of the following (in thousands):

	At December 31,
	2010	2009
Raw materials	$90,183	$67,446
Work-in-process	19,051	18,335
Finished goods	9,395	13,919

	$118,629	$99,700

        Included in raw materials inventories as of December 31, 2010 is $28.2 million of exenatide, the active pharmaceutical ingredient, or API, which we plan to use to manufacture BYDUREON. We expect that exenatide for BYDUREON could also be used to manufacture BYETTA, subject to certain regulatory requirements. As of December 31, 2009, we classified balances relating to exenatide in other current assets. The Statements of Cash Flow contains a non-cash adjustment of $28.2 million related to exenatide previously recorded in other current assets that has been reflected as inventory.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Other Financial Information (Continued)

        Other current assets consist of the following (in thousands):

	At December 31,
	2010	2009
Prepaid expenses	$16,272	$58,032
Interest and other receivables	20,631	13,740
Other current assets	8,555	6,709

	$45,458	$78,481

Property, plant and equipment consist of the following (in thousands):

	At December 31,
	2010	2009
Land and land improvements	$13,853	$12,196
Laboratory equipment	54,710	57,354
Leasehold improvements	73,381	71,969
Production equipment	140,949	78,605
Office equipment, furniture and computer software	87,588	88,369
Buildings	245,396	154,860
Construction in progress	370,058	436,959

	985,935	900,312
Less accumulated depreciation and amortization	(174,190)	(120,254)

	$811,745	$780,058

        Construction in progress consists of costs associated with our manufacturing facility for BYDUREON, which is currently under construction in Ohio (see Note 4), and costs associated with the BYDUREON pen device. During 2010 we placed into service the filling line, warehouse and certain general plant assets and during 2009 we placed into service bulk manufacturing components.

Other current liabilities consist of the following (in thousands):

	At December 31,
	2010	2009
Accrued rebate discounts	$41,094	$40,735
Accrued expenses	30,603	34,789
Other current liabilities	6,655	19,639

	$78,352	$95,163

4. Collaborative Agreements

        We have entered into various collaborative agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaborative partners. Terms of the various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

objectives and pay or receive royalties on future sales, if any, of commercial products resulting from the collaboration.

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

        For collaborations with commercialized products, if we are the principal we record revenue and the corresponding operating costs in their respective line items within our statement of operations based on the nature of the shared expenses. If we are not the principal (which is the case for our sales of exenatide products to Lilly for sale outside the United States), we record operating costs as a reduction of revenue. The principal is the party who is responsible for delivering the product or service to the customer, has latitude with establishing price and has the risks and rewards of providing product or service to the customer, including inventory and credit risk.

Collaboration with Eli Lilly and Company

        In September 2002, we and Lilly entered into a Collaboration Agreement for the global development and commercialization of exenatide, or the Lilly Agreement. The Lilly Agreement was amended in 2006 and in 2009.

        The Lilly Agreement includes BYETTA, our twice-daily formulation of exenatide for the treatment of type 2 diabetes, and any sustained release formulations of exenatide such as BYDUREON, our once-weekly formulation of exenatide for the treatment of type 2 diabetes currently in development. Under the terms of the Lilly Agreement, operating profits from products sold in the United States are shared equally between us and Lilly. The Lilly Agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States will commence after a one-time cumulative gross margin threshold amount has been met. Lilly is responsible for 53% of shared exenatide global development and commercialization expenses that generate utility both in the United States and outside the United States; we are responsible for 47% of these expenses. Lilly is responsible for 100% of all exenatide development and commercialization expenses that generate utility predominantly outside of the United States.

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

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

        In addition to these up-front payments, Lilly agreed to make payments upon the achievement of certain development milestones, including milestones relating to both twice daily and sustained release formulations of exenatide such as BYDUREON. A total of $75 million of development milestones were paid, the last of which was received in 2007. No additional development milestones may be earned under the Lilly Agreement.

        In December 2007, we received milestone payments of $30 million associated with the results of a thirty week comparator study of BYDUREON and BYETTA in patients with type 2 diabetes. Since the New Drug Application filing for BYDUREON did not occur by December 31, 2007, Lilly was entitled to convert the 2007 milestone payments into shares of our common stock at a conversion price equal to the immediately preceding twenty day average closing market price of our common stock on December 31, 2007. In February 2008 Lilly elected to convert the milestones into common stock and received 0.8 million shares of our common stock at a conversion price equal to $37.9535.

        Lilly also agreed to make additional future milestone payments contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations. Total milestone payments earned and recorded as revenue through December 31, 2010 totaled $50 million, of which $10 million related to Lilly's launch of BYETTA in Japan in late 2010. Remaining potential milestone payments of $70 million relate primarily to the commercial launch of BYDUREON, if approved, in selected territories throughout the world, including $40 million for the launch in the United States and $15 million for the launch in the European Union.

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

        Under the terms of the Supply Agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly's share of the capital investment made in our manufacturing facility in Ohio. Lilly's share of the capital investment would have otherwise been charged to them when we allocated product costs to them for products produced at the facility through our existing cost sharing arrangement. In addition to this cash payment, we will recover Lilly's share of the capital investment in the facility through an allocation of depreciation expense in cost of goods as discussed below. Under the terms of the Supply Agreement, we have agreed not to charge Lilly for its share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. The $125 million payment is comprised of the following two components:

  •
  A reimbursement to us of Lilly's share of interest costs capitalized to the facility, which amounted to $44.5 million at December 31, 2010. These interest costs will be credited to Lilly in the form of a reduction of the cost of goods sold for BYDUREON, if approved, as incurred under the Supply Agreement.

  •
  Deferred collaborative revenue for services we will provide to Lilly under the Supply Agreement. The deferred collaborative revenue totaled $80.5 million at December 31, 2010 and will be amortized to revenues under collaborative agreements ratably over the economic useful life of the BYDUREON product following its commercial launch, if approved.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

        The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at December 31, 2010, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. In the event the BYDUREON manufacturing facility is impaired, Lilly is entitled to receive a credit for a portion of the $125 million payment which will be applied against Lilly's share of the impairment charge. Under the terms of the Supply Agreement, the amount of the credit to which Lilly would be entitled declines over time and equals $59.1 million as of December 31, 2010. The $125 million payment is otherwise not refundable to Lilly.

        In addition to the $125 million cash payment, we will recover Lilly's share of the initial capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with the Lilly Agreement. Subsequent capital investments, including those for the BYDUREON pen device, are subject to separate cost sharing terms, as described below. We retain ownership of the facility and Lilly's share of the capital investment to be recovered through the sharing of cost of goods sold is initially estimated to be 55% subject to adjustment based upon the allocation of the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

        In May 2009, we and Lilly entered into a joint supply agreement for a BYDUREON pen device. We and Lilly agreed to collaborate in the development, manufacturing and marketing of BYDUREON in a dual chamber cartridge pen device. We and Lilly will share the capital and development costs of the pen and have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred. Through December 31, 2010, we have incurred $163.7 million in capital expenditures associated with the BYDUREON pen device, which amount is included in construction in progress. We have billed Lilly $87.8 million for these expenditures, of which $86.5 million has been received by us. Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly's share of the depreciation included in cost of goods sold for the BYDUREON pen device, as incurred.

        In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. Any interest due under the credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and shall be due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest shall be due and payable the earlier of 36 months following the date on which the loan commitment is fully advanced or June 30, 2014. As of December 31, 2010 we have not drawn upon this credit facility.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

        The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

		Year Ended December 31,
	Classification within Consolidated Statements of Operations
Activity		2010	2009	2008
Milestone payments	Revenues under collaborative agreements	$10,000	$—	$—

Amortization of up-front payments	Revenues under collaborative agreements	$—	$3,086	$4,286

Gross margin cost-sharing	Collaborative profit sharing	$(257,127)	$(302,861)	$(302,600)

Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$72,555	$66,571	$69,282

Cost-sharing payments due to Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Increase to selling, general and administrative expense	$(25,388)	$(5,251)	$(2,541)

Collaboration with Alkermes, Inc.

        In May 2000 we entered into a development and license agreement with Alkermes Controlled Therapeutics, Inc. II, or Alkermes, a subsidiary of Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies. The development and license agreement, or the Alkermes Agreement, was amended in 2005 and provides for Alkermes to assist us in the development, manufacture and commercialization of BYDUREON. Under the terms of the Alkermes Agreement, Alkermes has transferred to us its technology for manufacturing BYDUREON. We will be responsible for manufacturing for commercial sale of BYDUREON, if approved. In exchange, Alkermes is entitled to receive funding for research and development and may earn future milestone payments upon achieving specified development and commercialization goals. Alkermes will also receive royalties on any future product sales.

        In addition to the collaboration agreement, Alkermes is also supplying us with the polymer materials required for the commercial manufacture of BYDUREON under a Supply Agreement dated December 29, 2007.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaborative Agreements (Continued)

        The following is a summary of activity related to our collaboration with Alkermes and the location in the consolidated statements of operations (in thousands):

		Year Ended December 31,
	Classification within Consolidated Statements of Operations
Activity		2010	2009	2008
Development expense payments (paid to)/received from Alkermes for work performed under the Alkermes Agreement	(Increase) decrease of research and development expense	$(680)	$633	$(12,836)

Collaboration with Takeda Pharmaceutical Company, Ltd

        On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the Takeda Agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the Takeda Agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of December 31, 2010 deferred revenue associated with the Takeda Agreement equaled $66.3 million, of which $58.8 million is classified as long-term.

        The following is a summary of activity related to the Takeda Agreement and the location in the consolidated statements of operations (in thousands):

		Year Ended December 31,
	Classification within Consolidated Statements of Operations
Activity		2010	2009	2008
Amortization of up-front payments	Revenues under collaborative agreements	$7,500	$1,250	$—

Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$16,697	$1,530	$—

5. Restructuring

        During 2010 we reduced our workforce by approximately 60 employees, referred to as the 2010 Restructuring, and recorded restructuring charges of $16.8 million consisting of employee separation costs, facilities-related charges, asset impairments charges and other direct incremental charges.

        In 2009, we announced a restructuring of our sales force to merge our existing primary care and specialty sales forces into a single organization, or the 2009 Restructuring. The 2009 Restructuring reduced the total number of Amylin sales representatives by approximately 200 employees. We recorded restructuring charges of $17.0 million during the year ended December 31, 2009 consisting of employee separation costs, facilities related charges and other direct incremental charges.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring (Continued)

        In 2008, we announced a corporate restructuring, or the 2008 Restructuring, that reduced our San Diego work force by approximately 25 percent or 330 employees. In connection with the 2008 Restructuring, we recorded restructuring charges of $54.9 million which are comprised of employee separation costs, facility related charges, asset impairment charges and other direct incremental charges.

        The costs associated with the 2010, 2009 and 2008 Restructurings were reported as a separate line item in the accompanying Consolidated Statement of Operations for each year and were comprised of the following components (in thousands):

	Year ended December 31,
	Accruals	Non-cash items	Total
2008 Activity
Facilities related charges	$38,447	$(7,156)	$31,291
Employee separation costs	13,118	786	13,904
Asset impairments	—	8,796	8,796
Other restructuring charges	935	—	935

Total restructuring charges for the year ended December 31, 2008:	$52,500	$2,426	$54,926

2009 Activity
Facilities related charges	$5,391	$213	$5,604
Employee separation costs	10,629	281	10,910
Other restructuring charges	466	—	466

Total restructuring charges for the year ended December 31, 2009:	$16,486	$494	$16,980

2010 Activity
Facilities related charges	$12,388	$(6,629)	$5,759
Employee separation costs	3,156	—	3,156
Asset impairments	—	7,398	7,398
Other restructuring charges	467	—	467

Total restructuring charges for the year ended December 31, 2010:	$16,011	$769	$16,780

        Facilities related charges recorded as part of the 2008 Restructuring consist of estimated losses associated with certain facility leases in our San Diego campus which we no longer use in our operations and which we ceased using in the year ended December 31, 2008. These losses represent the remaining lease payments and other costs due under the lease and costs associated with obtaining sub-leases, net of sub-lease income under executed sub-leases. To the extent sub-leases had not yet been signed, we assumed reasonably expected sub-lease income which we determined based upon our assessment of market conditions for similar rental properties in our geographic area, both of which are discounted at a credit-adjusted risk-free rate of 10%.

        Facilities related charges recorded during the year ended December 31, 2009 consisted of additional estimated losses associated with the facility leases we ceased using in 2008. An additional loss of $5.6 million was recorded and was based upon recently executed sub-lease agreements and a related reassessment of current market conditions.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring (Continued)

        Facilities related charges recorded as part of the 2010 Restructuring included estimated losses associated with certain facility leases in our San Diego campus which we no longer use in our operations and which we ceased using in the year ended December 31, 2010 of $ 3.2 million. Additionally, we recorded additional estimated losses associated with the facility leases we ceased using in 2008 of $2.6 million based upon recently executed sub-lease agreements and a related reassessment of current market conditions.. The facilities related charge recorded during the year ended December 31, 2010 is net of a non-cash credit related to the reversal of deferred rent associated with the leases and brings the total facilities related charges for the three years ended December 31, 2010 to $42.7 million. We expect to incur approximately $12.1 million of accretion expense over the remaining term of the leases, which have expiration dates from 2015 to 2018.

        Employee separation costs for the 2008 Restructuring consist primarily of salaries and benefits earned during the minimum notification period prescribed by law and severance costs associated with the reduction in our workforce; employee separation costs for both the 2009 Restructuring and the 2010 Restructuring consist primarily of severance costs. Asset impairments primarily relate to impaired leasehold improvements associated with the facility leases discussed above. Other restructuring charges consist of incremental direct costs associated with the 2008, 2009 and 2010 Restructuring.

        The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2008	$8,291	$38,447	$—	$46,738
Accruals	10,629	5,391	466	16,486
Payments	(18,920)	(14,826)	(466)	(34,212)
Accretion of sub-lease expense	—	2,968	—	2,968

Balance at December 31, 2009	$—	$31,980	$—	$31,980
Accruals	3,156	12,388	467	16,011
Payments	(3,156)	(11,744)	(467)	(15,367)
Accretion of sub-lease expense	—	2,672	—	2,672

Balance at December 31, 2010	$—	$35,296	$—	$35,296

        We have substantially completed all of the activities included in the restructuring plans for 2008, 2009 and 2010. All of the costs associated with the 2010, 2009 and 2008 Restructurings were incurred during the years ended December 31, 2010, 2009 and 2008, respectively.

6. Commitments and Contingencies

Lease Commitments

        We lease our facilities under operating leases, with various terms, the majority of which expire between 2015 and 2019. The minimum annual rent on our facilities is subject to increases based on stated rental adjustment terms of certain leases, taxes, insurance and operating costs. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent totaled $6.0 million and $8.7 million at December 31, 2010 and 2009, respectively, of which $5.3 million

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

and $7.9 million is included in other long-term obligations, net of current portion in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009, respectively. Certain of our facility leases contain incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements we have incurred. These incentives are recognized as a reduction of rental expense on a straight-line basis over the term of the respective leases. Unamortized leasehold improvement incentives totaled $4.1 million and $9.0 million for the years ended December 31, 2010 and 2009, respectively, of which $3.5 million and $7.8 million is included in other long-term obligations, net of current portion in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively. In connection with the 2008 and 2010 Restructurings discussed in Note 5, we have subleased certain facilities leases. As of December 31, 2010, the total minimum rentals to be received in the future under noncancelable subleases is $33.1 million.

        We lease vehicles for our field force under operating leases, with lease terms up to four years, of which the first year is non-cancellable. Minimum future payments for the non-cancellable term of these leases are $0.3 million at December 31, 2010.

        Minimum future annual obligations for facility and vehicle operating leases for years ending after December 31, 2010 are as follows (in thousands):

2011	$27,535
2012	27,872
2013	28,506
2014	29,191
Thereafter	81,071

Total minimum lease payments	$194,175

        Rent expense for the years ended December 31, 2010, 2009 and 2008, was $12.2 million, $12.5 million and $18.9 million, respectively.

Other Commitments

        We have committed to make potential future milestone payments to third parties as part of in-licensing and development programs primarily related to research and development agreements. Potential future payments generally become due and payable only upon the achievement of certain developmental, regulatory or commercial milestones, such as achievement of regulatory approval, successful development and commercialization of products, and subsequent product sales. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on the balance sheet for any such contingencies.

        As of December 31, 2010, if all such milestones are successfully achieved, the potential future milestone and other contingency payments due under certain contractual agreements are approximately $181.5 million in aggregate, of which $7.0 million is expected to be paid over the next twelve months.

        We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum contractual purchase commitments total $41.5 million as of December 31, 2010, the majority of which relate to BYDUREON.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

        As of December 31, 2010, commitments to complete construction of our BYDUREON manufacturing facility in Ohio are $0.4 million and commitments associated with capital investments on the BYDUREON pen device are $25.8 million.

7. Convertible Senior Notes

        The following table summarizes the principal amount of the liability component, the unamortized discount and net carrying amount of our convertible senior notes (in thousands):

	December 31, 2010	December 31, 2009
2004 Notes—Due April 15, 2011
Principal amount	$200,000	$200,000

2007 Notes—Due June 15, 2014
Principal amount	$575,000	$575,000
Unamortized debt discount	(106,303)	(131,238)

Net carrying amount	468,697	443,762

Total convertible senior notes, net	669,697	643,762
Less current portion	(200,000)	—

Non-current portion	$468,697	$643,762

        In April 2004, we issued $200 million aggregate principal amount of 2.5% convertible senior notes due April 15, 2011 in a private placement, referred to as the 2004 Notes. The 2004 Notes have been registered under the Securities Act of 1933, as amended, or the Securities Act, to permit registered resale of the 2004 Notes and of the common stock issuable upon conversion of the 2004 Notes. The 2004 Notes bear interest at 2.5% per year, payable in cash semi-annually and are convertible into a total of up to 5.8 million shares of common stock at a conversion price of $34.35 per share, subject to customary adjustments for stock dividends and other dilutive transactions. We incurred debt issuance costs of $6.4 million in connection with the issuance of the 2004 Notes, which are being amortized to interest expense over the term of the 2004 Notes and had a net book value of $0.3 million and $1.2 million at December 31, 2010 and 2009, respectively. Amortization expense associated with these debt issuance costs was approximately $0.9 million for each of the years ended December 31, 2010, 2009 and 2008. The fair value of the 2004 Notes, determined by observed market prices, was $200.2 million and $192.1 million at December 31, 2010 and 2009, respectively.

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

        Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. In accordance with such guidance, we allocated $185.6 million of the fair value of the convertible debt instruments to equity. Additionally, of the total debt issuance costs of $16.3 million incurred in connection with the issuance of the 2007 Notes, $5.3 million was allocated to equity, resulting in total revised debt issuance costs of $11.0 million and recorded a debt discount of $180.3 million. The carrying amount of the equity component of the 2007 Notes was $180.3 million at both December 31, 2010 and 2009. The debt discount and issuance costs are being amortized to interest expense over the term of the 2007 Notes, approximately three

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible Senior Notes (Continued)

years of which remain as of December 31, 2010. The effective interest rate on the net carrying value of the 2007 Notes was 9.3% for the years ended December 31, 2010, 2009 and 2008.

        The net book value of debt issuance costs as of December 31, 2010 and 2009 was $5.4 million and $7.0 million, respectively. Amortization expense associated with these debt issuance costs was $1.6 million for each of the years ended December 31, 2010, 2009 and 2008. The fair value of the 2007 Notes, determined by observed market prices, was $501.7 million and $453.0 million at December 31, 2010 and 2009 respectively.

        The following table summarizes the interest expense we capitalized associated with construction in progress for the three years ended December 31, 2010 (in thousands):

	Year ended December 31,
	2010	2009	2008
Coupon interest expense	$11,521	$15,604	$12,311
Non-cash interest from debt discount	14,383	17,676	13,455

Total capitalized interest	$25,904	$33,280	$25,766

8. Note Payable

        In 2007, we entered into a $140 million credit agreement with Bank of America, N.A., or "Bank of America", as administrative agent, collateral agent and letter of credit issuer, Silicon Valley Bank and RBS Asset Finance, Inc., as syndication agents, and Comerica Bank and BMO Capital Markets Financing, Inc., as documentation agents. The credit agreement provided for a $125 million term loan and a $15 million revolving credit facility. The revolving credit facility also provided for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit. Both loans had a final maturity date of December 21, 2010. In December 2010 the term loan was paid in full and foreign exchange hedging contracts were terminated, accordingly there are no maturities of long-term debt for years ending after December 31, 2010.

        Our domestic subsidiaries, Amylin Ohio LLC and Amylin Investments LLC, were co-borrowers under the credit agreement. The loans under the revolving credit facility were collateralized by substantially all of our (including the two domestic subsidiaries) assets (other than intellectual property and certain other excluded collateral). The term loan was repayable on a quarterly basis, with no payments due quarters one through four, 6.25% of the outstanding principal due quarters five through eleven, and 56.25% of the outstanding principal due in quarter 12. Interest on the term loan was paid quarterly on the unpaid principal balance at 1.75% above the three month London Interbank Offered Rate. We incurred debt issuance costs of $1.7 million in connection with the credit agreement, which were amortized to interest expense on a straight-line basis over the term of the credit agreement and had a net book value of $0 and $0.5 million at December 31, 2010 and 2009, respectively. Amortization expense associated with these debt issuance costs was $0.5 million for the year ended December 31, 2010 and $0.6 million for both of the years ended December 31, 2009 and 2008.

        In connection with the execution of the term loan, we entered into an interest rate swap with an initial notional amount of $125 million in 2007 that resulted in a fixed rate of 5.717%. The interest rate swap matured on December 21, 2010 therefore the instrument had no fair value as of December 31, 2010. For the year ended December 31 2010, the recognized gain on the interest rate swap agreement

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Note Payable (Continued)

was $2.8 million. As of, and for the year ended December 31, 2009, the fair value of the interest rate swap agreement was a liability of $2.8 million and the recognized gain on the interest rate swap was $2.2 million. Recognized gains and losses on the interest rate swap are included in interest and other expense.

        In December 2010, we entered into a Line of Credit and Cash Collateral Agreement with Bank of America which provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit, and under which we agreed to deliver cash collateral to Bank of America in the amount of $15 million. As of December 31, 2010 we had issued $10.5 million of standby letters of credit, primarily in connection with office leases.

9. Stockholders' Equity

Stock-based Compensation Plans

  Stock Options and Restricted Stock Units

        We have two plans under which we currently grant stock options, restricted stock or restricted stock units: the 2009 Equity Incentive Plan, or the 2009 Plan, and the 2003 Non-Employee Directors' Stock Option Plan, or the 2003 Directors' Plan. The 2009 Plan replaced the 2001 Stock Option Plan, or the 2001 Plan. Options granted under the 2001 Plan remain outstanding until exercised or cancelled. Under the 2003 Directors' Plan, non-qualified stock options and restricted stock may be granted to our non-employee directors. The 2003 Directors' Plan provides for automatic stock option grants to non-employee directors upon their initial appointment or election to our Board of Directors which are issued from shares authorized under the 2009 Plan. Both the 2009 Plan and the 2003 Directors' Plan provide that the number of shares of common stock available for issuance shall be reduced by a ratio of 1.5-to-1.0 for each share of common stock issued pursuant to a restricted stock award.

        To date, stock-based compensation awards under the 2001 Plan, the 2003 Directors' Plan and the 2009 Plan consist of incentive and non-qualified stock options and restricted stock units. Stock options granted under each of the plans must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant and generally vest over four years. Stock options granted prior to October 10, 2007 have a maximum contractual term of ten years and stock options granted after October 10, 2007 have a maximum contractual term of seven years. Restricted stock units granted under each of the plans are generally performance based awards, and vest upon the achievement of defined performance targets. At December 31, 2010, an aggregate of 27.7 million shares were reserved for future issuance under our stock option plans, of which 8.6 million shares were available for future grants.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        The following table summarizes our stock option activity and related information for the year ended December 31, 2010:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2009	17,233	$24.45
Granted	3,416	$18.21
Exercised	(806)	$13.83
Cancelled/Forfeited	(2,338)	$20.93

Options outstanding at December 31, 2010	17,505	$24.19	4.47	$14,744

Options exercisable at December 31, 2010	12,380	$26.99	4.15	$7,581

Options vested and expected to vest at December 31, 2010	17,125	$24.36	4.45	$14,202

        The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 5.73 - $ 5.73	101,987	0.76	$5.73	101,987	$5.73
$ 8.25 - $ 9.02	2,083,989	4.69	9.02	906,088	9.02
$ 9.16 - $16.54	1,939,480	3.80	14.85	1,707,670	15.11
$16.60 - $17.85	189,059	3.54	17.16	189,059	17.16
$17.86 - $18.01	2,873,254	5.65	18.01	42,642	17.94
$18.20 - $22.55	1,826,324	3.34	19.89	1,723,654	19.80
$22.60 - $23.86	1,204,432	2.91	22.70	1,196,932	22.70
$23.88 - $24.87	1,790,318	3.86	24.86	1,247,409	24.86
$25.44 - $36.23	793,864	3.76	31.13	753,448	31.20
$36.52 - $50.10	4,702,532	5.25	39.84	4,511,476	39.85

$ 5.73 - $50.10	17,505,239	4.47	$24.19	12,380,365	$26.99

        The total intrinsic value of stock options exercised was $4.0 million, $2.8 million and $8.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. We received cash from the exercise of stock options of $9.2 million, $4.6 million and $7.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. We did not record any tax benefits related to the exercise of employee stock options due to our net loss position. Upon option exercise, we issue new shares of our common stock.

        At December 31, 2010, total unrecognized estimated non-cash, stock-based compensation expense related to nonvested stock options granted prior to that date was $31.0 million, with a weighted-average amortization period of 2.3 years. We record non-cash, stock-based compensation expense for options with pro-rata vesting on a straight-line basis over the awards' vesting period.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        The following table summarizes our restricted stock unit activity for the year ended December 31, 2010:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2009	—
Granted	1,120	$14.33
Cancelled/Forfeited	(13)	$17.23

Restricted stock units outstanding at December 31, 2010	1,107	$14.30

        The fair value of the restricted stock units is based on the market value of our stock on the date of grant. Compensation expense, net of the effect of estimated forfeitures, is recognized ratably over the expected vesting period. At December 31, 2010, total unrecognized estimated non-cash, stock based compensation expense related to nonvested restricted stock units outstanding as of that date was $11.4 million, with a weighted-average amortization period of 1.7 years.

  Employee Stock Purchase Plan

        Our 2001 Employee Stock Purchase Plan, or the 2001 Purchase Plan, enables participants to contribute up to 15% of their eligible compensation for the purchase of our common stock at the lower of 85% of the fair market value of our common stock (i) on the employee's enrollment date or (ii) the purchase date. The terms of any offerings under the 2001 Purchase Plan are established by the Compensation and Human Resources Committee of the Board of Directors. In April 2010, the Compensation and Human Resources Committee approved a series of four consecutive six-month offerings commencing on September 1, 2010. As of December 31, 2010, 1.0 million shares were reserved for future issuance under the 2001 Purchase Plan.

        The total intrinsic value of purchase rights exercised was $3.6 million, $1.1 million and $1.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, total unrecognized non-cash, compensation expense for nonvested purchase rights granted prior to that date was $0.5 million, with a weighted-average amortization period of 0.2 years.

Shares Reserved for Future Issuance

        The following shares of common stock are reserved for future issuance at December 31, 2010 (in thousands):

Stock Option Plans	27,737
Employee Stock Purchase Plan	1,049
Convertible Senior Notes	15,238

44,024

Shareholder Rights Plan

        In June 2002, we adopted a Preferred Share Purchase Rights Plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

outstanding share of our common stock, par value $0.001 per share, held of record at the close of business on June 28, 2002. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the Rights permit the holders (other than the 15% holder) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares") at a price of $100 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights and the qualifications, limitations and restrictions which make our value approximately equal to the value of one share of our common stock. Under certain conditions, the Rights are redeemable by our Board of Directors in whole, but not in part, at a price of $0.001 per Right.

10. Benefit Plans

Defined Contribution 401(k) Plan

        We have a defined contribution 401(k) plan for the benefit of all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) plan are eligible to participate. Discretionary matching contributions are based on a percentage of employee contributions and are funded by newly issued shares of our common stock. Participants vest in the employer matching contributions over four years of service, at 25% for one year or more of service but less than two years, at 50% for two years or more of service but less than three years, at 75% for three years or more of service but less than four years, and 100% for four or more years of service. Any forfeitures of non-vested amounts shall be used to pay administrative plan expenses, to restore any rehired employees who previously forfeited their non-vested balance under certain circumstances, or shall be used to reduce future employer contributions and shall be allocated to the participant accounts. We recorded expense of $3.8 million, $3.9 million and $4.9 million for matching contributions in the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Compensation Plans

        In August 1997, we adopted a Non-Employee Directors' Deferred Compensation Plan (the "Directors' Deferral Plan") that permits participating non-employee directors to elect, on an annual basis, to defer all or a portion of their cash compensation in a deferred stock account, pursuant to which the deferred fees are credited in the form of phantom shares of our common stock, based on the market price of the stock at the time the fees are earned. Deferred amounts are valued at the fair market value of our common stock at each reporting date and are included in accrued compensation in the accompanying consolidated balance sheets. Upon termination of service the director's account is settled in either cash or stock, at our discretion. In connection with this plan we recorded expense of $0.8 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively, and a credit of $0.6 million for the year ended December 31, 2008.

        We adopted a Deferred Compensation Plan in April 2001 which allows officers to defer up to 80% and directors to defer up to 100% of their eligible annual compensation. The trust assets, consisting of primarily cash, mutual funds and equity securities are recorded at current market prices. The company-owned assets are placed in a "rabbi trust" and are included in other current assets in the accompanying consolidated balance sheets. The trust assets had a fair value of $8.5 million and $6.7 million at December 31, 2010 and 2009, respectively, including unrealized losses of approximately

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Benefit Plans (Continued)

$1.1 million and $1.6 million at December 31, 2010 and 2009, respectively. Unrealized gains and losses on the trust assets are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The corresponding liability was $8.5 million and $6.7 million at December 31, 2010 and 2009, respectively, of which $7.8 million and $6.7 million are included in other long-term liabilities, net of current portion in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively. The current portion of the corresponding liability is included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2010 and 2009. Total contributions to this plan, consisting solely of compensation deferred by participants, were $1.5 million, $1.7 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Ownership Plan

        In December 2007, we adopted the Employee Stock Ownership Plan, or ESOP. Active employees who are at least 18 years old and have met minimum service requirements and are not otherwise disqualified under the terms of the ESOP are eligible to participate. Each participant has an ESOP account into which we make mandatory annual contributions in the form of shares of our common stock equal to 10% of a participant's plan year eligible compensation. We may make additional discretionary contributions for any plan year, and total contributions are limited to the lesser of 100% of a participant's plan year eligible compensation and limitations established by the Internal Revenue Service Code (IRS Code). A participant's eligible compensation primarily includes wages and bonus.

        Participants vest in their accounts over four years of service, at 25% for one year or more of service but less than two years, at 50% for two years or more of service but less than three years, at 75% for three years or more of service but less than four years, and 100% for four years or more of service. Any forfeitures of non-vested amounts shall be used to restore any rehired employees who previously forfeited their non-vested balance under certain circumstances, or shall be used to reduce future employer contributions and shall be allocated to the participant accounts. Distributions generally are made only upon termination of employment and as necessary by regulatory requirements.

        Shares committed to be released or that have been allocated to participant accounts are treated as outstanding shares for calculating earnings per share. The ESOP held 3.4 million shares at December 31, 2010, of which 0.5 million were unvested and had a fair value of $7.9 million. We recorded ESOP expense of $15.9 million, $16.3 million and $19.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, for our contribution.

11. Litigation

        From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. As of December 31, 2010, we and Lilly were involved in product liability cases involving plaintiffs in various courts in the United States. Additionally, plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. These cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a "coordinated proceeding" for all California

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Litigation (Continued)

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

12. Income Taxes

        We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Subject to certain limitations, these deferred tax assets may be used to offset taxable income in future periods. Since we have been unprofitable since inception and the likelihood of future profitability is not assured, we have provided a valuation allowance for most of these deferred tax assets in our consolidated balance sheets at December 31, 2010 and 2009, respectively. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

        We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. We provide estimates for unrecognized tax benefits which relate primarily to issues common among corporations in our industry. We apply a variety of methodologies in making these estimates which include advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience. If our estimates are not representative of actual outcomes, our results could be materially impacted.

        The provision (benefit) for income taxes includes the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Current (benefit) provision:
Federal	$(514)	$(2,027)	$(657)
State	36	34	38
Foreign	—	—	18

Total current (benefit) provision	(478)	(1,993)	(601)
Deferred (benefit) provision:
Federal	—	—	—
State	26	26	26
Foreign	—	—	—

Total deferred (benefit) provision	26	26	26

Total (benefit) provision	$(452)	$(1,967)	$(575)

        These amounts are included in interest and other expense in the accompanying consolidated statements of operations.

        The 2010 current Federal income tax benefit reflects the operation of the intraperiod tax allocation rules under which a tax benefit is provided in continuing operations to offset a tax provision recorded

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

directly to other comprehensive income related to current unrealized gains on investment securities available for sale. The 2009 and 2008 current Federal income tax benefit reflects refundable research credits and the refund of alternative minimum taxes from the carryback of net operating losses. The Housing and Economic Recovery Act of 2008 (P.L. 110-289), enacted on July 30, 2008, and extended through 2009 by the American Recovery and Reinvestment Act of 2009, provided for the acceleration of a portion of unused pre-2006 research credits and alternative minimum tax credits in lieu of claiming the 50% bonus depreciation allowance enacted in the Economic Stimulus Act of 2008.

        Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards. Significant components of our deferred tax assets as of December 31, 2010 and 2009 are shown below (in thousands). A valuation allowance of $704.1 million was recognized at December 31, 2010 to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold required under current accounting guidance. Included in the gross deferred tax assets below are pre-January 1, 2006 stock option deductions that, when recognized, are estimated to increase additional paid in capital by $21.7 million.

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$465,192	$418,807
Research tax credits	60,918	59,531
Capitalized research and development expenses	50,489	64,650
Accrued expenses	71,984	68,164
Deferred revenue	71,046	73,417
Stock-based compensation expense	32,944	29,667
Other, net	16,576	16,690

Total deferred tax assets	769,149	730,926
Valuation allowance for deferred tax assets	(704,119)	(661,698)

Total deferred tax assets after valuation allowance	65,030	69,228

Deferred tax liabilities:
Convertible debt discount	(39,489)	(48,479)
Fixed assets	(24,501)	(17,286)
Other, net	—	(2,397)

Total deferred tax liabilities	(63,990)	(68,162)

Net deferred tax asset after valuation allowance	$1,040	$1,066

        The net deferred tax assets are included in other long-term assets in the accompanying consolidated balance sheets.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        Following is a summary of our Federal net operating loss carryforwards, Federal research tax credit carryforwards and California net operating loss carryforwards at December 31, 2010 (in thousands):

	Federal net operating loss carryforwards	California net operating loss carryforwards	Federal research and development tax credit carryforwards
Expiring within one year	$314	$—	$789
After 1 but within 5 years	402	330,707	1,881
After 5 but within 10 years	117,732	216,198	5,492
After 10 years	1,245,290	105,106	53,333

	$1,363,738	$652,011	$61,495

        We experienced changes in control that triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards. The Section 382 limitations were immaterial to our total net operating losses and are reflected in the net operating loss of approximately $1.4 billion presented above.

        At December 31, 2010, we had Federal net operating loss carryforwards of approximately $1.4 billion, which begin to expire at the end of 2011. We also have California net operating loss carryforwards of $652.0 million, which begin to expire at the end of 2012, and other state net operating loss carryforwards of approximately $283.9 million, which begin to expire at the end of 2011. The difference between the Federal and California tax loss carryforwards is attributable to the capitalization of research and development expenses for California tax purposes, the prior years' limitation on California loss carryforwards and apportionment of losses to other states. We have Federal research tax credit carryforwards of $61.5 million, which began to expire at the end of 2011, and California research tax credit carryforwards of $29.8 million, which carry forward indefinitely.

        The reconciliation between our effective tax rate and the federal statutory rate is as follows:

	Tax rate for the years ended December 31,
	2010	2009	2008
Federal statutory rate applied to net loss before income tax (benefit) provision	(35.0)%	(35.0)%	(35.0)%
State taxes	(3.5)%	2.4%	(1.6)%
Research and development tax credits	(0.9)%	0.1%	(0.8)%
Stock-based compensation	5.6%	6.4%	3.1%
Expiring federal net operating losses	5.0%	5.4%	—
Increase in valuation allowance	27.8%	17.1%	34.5%
Other	0.7%	2.6%	(0.4)%

Effective tax rate	(0.3)%	(1.0)%	(0.2)%

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

        Because we adopted the provisions of fair value method of accounting for stock-based compensation arrangements effective January 1, 2006, we recognize windfall tax benefits associated with stock-based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a stock-based award exceeds any existing deferred tax asset associated with the award. At December 31, 2010, deferred tax assets do not include $45.4 million of excess tax benefits from stock-based compensation.

        Income taxes paid during the years ended December 31, 2010, 2009 and 2008 totaled $28 thousand, $43 thousand and $63 thousand, respectively.

        The reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	December 31,
	2010	2009	2008
Reconciliation of unrecognized tax benefits:
Unrecognized tax benefits related to reductions in tax losses and credits as of the beginning of the year	$36,305	$22,441	$29,913
Increase (decrease) in unrecognized tax benefits related to reductions in tax losses and credits as a result of tax positions taken during a prior period	(262)	2,752	(11,711)
Increase in unrecognized tax benefits related to reductions in tax losses and credits as a result of tax positions taken during the current period	8,286	11,112	4,239

Unrecognized tax benefits related to reductions in tax losses and credits as of the end of the year	$44,329	$36,305	$22,441

        The balance of unrecognized tax benefits at December 31, 2010 of $44.3 million are tax benefits that, if recognized, would not affect our effective tax rate as long as they remain subject to a full valuation allowance. The net effect on the deferred tax assets and corresponding decrease in the valuation allowance at December 31, 2010, 2009 and 2008 resulting from unrecognized tax benefits is $36.1 million, $28.3 million and $15.1 million, respectively. We have not recognized any accrued interest and penalties related to unrecognized tax benefits during the years ended December 31, 2010, 2009 and 2008. We will elect a treatment for interest and penalties when they occur. We are subject to taxation in the United States and various state jurisdictions. Effectively all of our historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. We do not foresee any material changes to unrecognized tax benefits within the next twelve months.

AMYLIN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2010 and 2009 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2010:
Net product sales	$172,261	$162,511	$154,026	$162,315
Revenues under collaborative agreements	1,875	1,875	2,075	11,875
Gross profit from product sales	151,759	148,049	141,346	148,272
Restructuring	—	3,424	6,028	7,328
Net loss	(38,203)	(44,196)	(50,732)	(19,182)
Basic and diluted net loss per share(1)	$(0.27)	$(0.31)	$(0. 35)	$(0.13)
2009:
Net product sales	$179,332	$197,497	$192,887	$184,277
Revenues under collaborative agreements	1,070	1,072	1,034	1,250
Gross profit from product sales	160,700	173,204	170,263	166,827
Restructuring	—	11,376	—	5,604
Net loss	(46,954)	(62,372)	(26,659)	(50,271)
Basic and diluted net loss per share(1)	$(0.34)	$(0.44)	$(0.19)	(0.35)

(1)
Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

Schedule II

AMYLIN PHARMACEUTICALS, INC

Schedule II: Valuation Accounts

(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2010
Inventory reserve	$297	1,710	634	$1,373

Accounts receivable allowances(1)	$20,295	48,337	47,405	$21,227

Year ended December 31, 2009
Inventory reserve	$5,101	1,007	5,811	$297

Accounts receivable allowances(1)	$15,041	44,783	39,529	$20,295

Year ended December 31, 2008
Inventory reserve	$5,327	7,196	7,422	$5,101

Accounts receivable allowances(1)	$12,769	34,996	32,724	$15,041

(1)
Allowances for prompt payment, product returns, doubtful accounts and chargebacks.