Form 10-Q
period 2011-03-31
AMYLIN PHARMACEUTICALS INC
filed 2011-05-05
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 28, 2011
Common Stock, $.001 par value	145,841,074

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$248,150	$164,521
Short-term investments	212,008	278,142
Restricted cash	15,000	15,000
Accounts receivable, net	51,926	54,645
Inventories, net	109,486	118,629
Other current assets	31,923	45,458

Total current assets	668,493	676,395

Property, plant and equipment, net	811,295	811,745
Other long-term assets	42,103	43,289

	$1,521,891	$1,531,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,882	$23,920
Accrued compensation	26,352	43,231
Payable to collaborative partner	43,565	42,060
Restructuring liability, current portion	6,431	6,532
Deferred revenue, current portion	7,500	7,500
Convertible senior notes, current portion	200,000	200,000
Other current liabilities	87,552	78,352

Total current liabilities	390,282	401,595

Deferred revenue, net of current portion	56,875	58,750
Long-term deferred credit	125,000	125,000
Deferred collaborative profit sharing	90,656	87,848
Restructuring liability, net of current portion	27,791	28,764
Convertible senior notes	475,298	468,697
Other long-term obligations, net of current portion	17,065	17,292

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 450,000 shares authorized, 145,776 and 144,100 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	146	144
Additional paid-in capital	2,476,935	2,444,266
Accumulated deficit	(2,137,504)	(2,100,180)
Accumulated other comprehensive loss	(653)	(747)

Total stockholders’ equity	338,924	343,483

	$1,521,891	$1,531,429

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Net product sales	$150,839	$172,261
Revenues under collaborative agreements	1,875	1,875

Total revenues	152,714	174,136

Costs and expenses:
Cost of goods sold	12,544	20,502
Selling, general and administrative	64,625	73,313
Research and development	41,915	45,261
Collaborative profit sharing	59,851	67,900
Restructuring	2,858	—

Total costs and expenses	181,793	206,976

Operating loss	(29,079)	(32,840)

Interest and other expense, net	(8,245)	(5,363)

Net loss	$(37,324)	$(38,203)

Net loss per share, basic and diluted	$(0.26)	$(0.27)

Shares used in computing net loss per share, basic and diluted	144,787	142,702

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net loss	$(37,324)	$(38,203)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,712	14,153
Accretion of debt discount and amortization of debt issuance costs	4,575	2,775
Employee stock-based compensation	7,917	9,703
Stock-settled compensation accruals	4,238	7,088
Restructuring	539	—
Deferred revenue	(1,875)	(1,875)
Other non-cash expenses	27	974
Changes in operating assets and liabilities:
Accounts receivable	2,719	4,721
Inventories	9,110	6,182
Other current assets	13,551	(9,804)
Accounts payable and accrued liabilities	4,162	(9,680)
Accrued compensation	(704)	(25,790)
Payable to collaborative partner	1,505	(8,581)
Deferred collaborative profit sharing	2,808	13,814
Restructuring liabilities	(1,074)	(2,658)
Other assets and liabilities, net	216	(1,320)

Net cash flows provided by (used for) operating activities	23,102	(38,501)

Investing activities:
Purchases of short-term investments	(62,550)	(159,418)
Sales and maturities of short-term investments	128,550	243,288
Purchases of property, plant and equipment	(10,014)	(27,532)
Increase (decrease) in other long-term assets	212	(3,198)

Net cash flows provided by investing activities	56,198	53,140

Financing activities:
Issuance of common stock, net	4,329	7,161
Repayment of notes payable	—	(7,812)

Net cash flows provided by (used for) financing activities	4,329	(651)

Change in cash and cash equivalents	83,629	13,988

Cash and cash equivalents at beginning of period	164,521	120,825

Cash and cash equivalents at end of period	$248,150	$134,813

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$419	$2,333
Receivable arising from sale of property, plant and equipment	$—	$6,500
Non-cash dispositions of property, plant and equipment	$181	$—
Non-cash interest capitalized to property, plant and equipment	$2,648	$4,007

Non-cash financing activities:
Shares contributed as employer 401(k) match	$3,956	$3,851
Shares contributed to employee stock ownership plan	$16,456	$15,848

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

March 31, 2011

(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as we, us or Amylin) Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying consolidated financial statements for the three months ended March 31, 2010 contain a reclassification of certain infrastructure costs from selling, general and administrative expense to research and development expense to conform to the current year presentation.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act. There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs. Beginning in January 2011, drug manufacturers provide a discount of 50 percent of the patient’s cost of branded prescription drugs for Medicare Part D participants who are in the “donut hole” (the coverage gap in Medicare prescription drug coverage). Our rebate allowance includes an accrual for our estimated share of the donut hole costs associated with product sales made through March 31, 2011 and was calculated using historical Part D utilization information provided by the Center for Medicare and Medicaid Services and third party market research data. The rebate allowance provided each quarter will vary depending upon estimated utilization rates.

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

Collaborative Profit-Sharing

Collaborative profit-sharing represents Lilly’s 50% share of the gross margin for BYETTA sales in the United States (see Note 6).

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $1.1 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively.

Fair Value Measurements

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard requires additional disclosure and requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, and because we do not have any Level 3 fair value measurements, the adoption of this standard did not impact our financial position or results of operations.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about considerations that market participants would use in pricing.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248,150	$248,150	$—	$—
Short-term investments	212,008	212,008	—	—
Restricted cash	15,000	15,000	—	—
Deferred compensation plan assets	8,022	8,022	—	—

	$483,130	$483,130	$—	$—

Liabilities:
Deferred compensation plan liabilities	$8,022	$8,022	$—	$—

	$8,022	$8,022	$—	$—

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Three months ended March 31,
	2011		2010
Antidilutive options and awards to purchase common stock	545		1,475
Antidilutive shares underlying convertible senior notes	15,238	(1)	15,238

	15,783		16,713

(1)	As discussed in Note 9, $200 million of convertible senior notes matured and were repaid on April 15, 2011. There were 5.8 million antidilutive shares underlying the repaid convertible senior notes.

In future periods, if we report net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.

Accounting for Stock-Based Compensation

We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, we expense the estimated fair value of non-cash stock-based awards granted to our employees over the requisite employee service period, which is generally the vesting period. Total estimated employee non-cash stock-based compensation expense by operating statement classification was as follows (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Selling, general and administrative expenses	$5,539	$6,292
Research and development expenses	2,378	3,411

	$7,917	$9,703

Net stock-based compensation expense, per common share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

Non-cash stock-based compensation expense during the three month periods ended March 31, 2011 and 2010 related to stock-based awards consisting of stock options, time and performance based restricted stock units and employee stock purchase rights. At March 31, 2011, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $57.2 million, which is expected to be recognized over a weighted-average period of 2.7 years. We issued 0.1 million shares upon the exercise of stock options in the three months ended March 31, 2011.

In addition to the stock-based compensation discussed above, we also recorded expense associated with our Employee Stock Ownership Plan, or ESOP, and our 401(k) plan. The breakdown of non-cash ESOP and 401(k) expense by operating statement classification for each of the three month periods ended March 31, 2011 and 2010 is presented below (in thousands):

	Three months ended March 31,
	2011	2010
Selling, general and administrative expenses	$2,536	$3,709
Research and development expenses	1,702	3,379

	$4,238	$7,088

Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Amylin Ohio, LLC, and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

Effective January 1, 2011 we adopted newly issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance expands the methods under which a company can establish the fair value of undelivered products and services and provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The adoption of this standard did not have an impact on our financial position or results of operations.

Effective January 1, 2011 we adopted newly issued authoritative guidance related to the application of the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis. In the past our milestones have met the criteria for being substantive and, as such, we have recognized revenue in the period in which the milestone was achieved. We expect future milestones will continue to be substantive, therefore we do not expect the adoption of this standard to have a material impact on our results of operations.

Effective January 1, 2011 we adopted newly issued authoritative guidance that addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Acts, or the Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $2.5 billion in 2011 to $4.1 billion in 2018 for all affected entities in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program. The new authoritative guidance requires a company to accrue a liability and corresponding deferred cost for the annual fee and to amortize the deferred cost to operating expenses over the calendar year that it is payable using a straight-line method of allocation. The adoption of this standard did not have a material impact on our financial position or results of operations.

2.	Short-term Investments

Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments, a component of other expense. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. The following is a summary of short-term investments as of March 31, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
U.S. Treasury securities	$52,783	$3	$(1)	$52,785
Obligations of U.S. Government-sponsored enterprises	29,126	151	(58)	29,219
Corporate debt securities	127,571	911	(8)	128,474
Asset backed securities	1,524	6	—	1,530

Total	$211,004	$1,071	$(67)	$212,008

December 31, 2010
U.S. Treasury securities	$46,234	$4	$—	$46,238
Obligations of U.S. Government-sponsored enterprises	37,826	191	(50)	37,967
Corporate debt securities	191,680	743	(23)	192,400
Asset backed securities	1,531	6	—	1,537

Total	$277,271	$944	$(73)	$278,142

Contractual maturities of short-term investments at March 31, 2011 were as follows (in thousands):

Fair Value
Due within 1 year	$165,995
After 1 but within 5 years	27,496
After 5 but within 10 years	—
After 10 years	18,517

Total	$212,008

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S Government-sponsored enterprises in the table above, and asset-backed securities.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$39,737	$(1)	$—	$—	$39,737	$(1)
Obligations of U.S Government-sponsored enterprises	4,284	(21)	5,059	(38)	9,343	(59)
Corporate debt securities	38,365	(7)	—	—	38,365	(7)

	$82,386	$(29)	$5,059	$(38)	$87,445	$(67)

Our investments had gross unrealized losses of $0.1 million for both March 31, 2011 and December 31, 2010. The unrealized losses on our investments in marketable securities are due in most instances to the increased volatility in the markets impacting the classes of securities we invest in and not deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

3.	Inventories

Inventories are stated at the lower of cost or market (net realizable value) and net of a valuation allowance for potential excess or obsolete material of $1.1 million and $1.4 million at March 31, 2011 and December 31, 2010, respectively. Cost is determined by the first-in, first-out method. Raw materials consist of bulk drug material for BYETTA, SYMLIN and BYDUREON. Work-in-process inventories consist of in-process BYETTA cartridges and in-process SYMLIN cartridges. Finished goods inventories consist of both BYETTA and SYMLIN drug product in a disposable pen/cartridge delivery system.

We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$84,102	$90,183
Work-in-process	16,289	19,051
Finished goods	9,095	9,395

	$109,486	$118,629

Included in raw materials inventories as of March 31, 2011 and December 31, 2010 is $22.6 million and $23.3 million, respectively, of exenatide, the active pharmaceutical ingredient, or API, which we plan to use to manufacture BYDUREON. We expect that exenatide for BYDUREON could also be used to manufacture BYETTA, subject to certain regulatory requirements.

4.	Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid expenses	$15,581	$16,272
Receivable from collaborative partner	5,840	16,628
Interest and other receivables	2,466	4,003
Other current assets	8,036	8,555

	$31,923	$45,458

5.	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued rebates	$45,405	$41,094
Accrued expenses	34,086	30,603
Other current liabilities	8,061	6,655

	$87,552	$78,352

6.	Collaborative Agreements

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

Lilly also agreed to make additional future milestone payments contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations. From the inception of the agreement, the total commercial milestone payments earned and recorded as revenue through March 31, 2011 totaled $50 million, of which $10 million related to Lilly’s launch of BYETTA in Japan in late 2010. Remaining potential milestone payments of $70 million relate primarily to the commercial launch of BYDUREON, if approved, in selected territories throughout the world, including $40 million for the launch in the United States and $15 million for the launch in the European Union.

In December 2005, our wholly-owned subsidiary, Amylin Ohio, LLC, purchased an existing building and land to house our BYDUREON manufacturing facility in Ohio and we are responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. At March 31, 2011 we had capitalized $631.5 million associated with the construction and validation of the facility. As discussed below, through March 31, 2011 we have incurred $174.0 million in capital expenditures associated with a BYDUREON pen device, which will be funded 60% by Lilly and 40% by us. Through March 31, 2011, the total combined capital expenditures for the manufacturing facility and pen device is $805.5 million.

In October 2008, we and Lilly entered into an Exenatide Once Weekly Supply Agreement, or the Supply Agreement, pursuant to which we will supply commercial quantities of BYDUREON for sale in the United States, if approved by the FDA. In addition, if Lilly receives approval to market the product in jurisdictions outside the United States, we will manufacture the product intended for commercial sale by Lilly in those jurisdictions.

Under the terms of the Supply Agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly’s share of the capital investment made in our manufacturing facility in Ohio. Lilly’s share of the capital investment would have otherwise been charged to them when we allocated product costs to them for products produced at the facility through our existing cost sharing arrangement. In addition to this cash payment, we will recover Lilly’s share of the capital investment in the facility through an allocation of depreciation expense in cost of goods as discussed below. Under the terms of the Supply Agreement, we have agreed not to charge Lilly for its share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. The $125 million payment is comprised of the following two components:

•

A reimbursement to us of Lilly’s share of interest costs capitalized to the facility, which amounted to $45.4 million at March 31, 2011. These interest costs will be credited to Lilly in the form of a reduction of the cost of goods sold for BYDUREON, if approved, as incurred under the Supply Agreement.

•

Deferred collaborative revenue for services we will provide to Lilly under the Supply Agreement. The deferred collaborative revenue totaled $79.6 million at March 31, 2011 and will be amortized to revenues under collaborative agreements ratably over the economic useful life of the BYDUREON product following its commercial launch, if approved.

The ultimate allocation of the $125 million payment, which is classified as a long-term deferred credit in the accompanying Consolidated Balance Sheets at March 31, 2011, will be dependent upon the total amount of interest costs capitalized to the facility when it is placed in service. In the event the BYDUREON manufacturing facility is impaired, Lilly is entitled to receive a credit for a portion of the $125 million payment which will be applied against Lilly’s share of the impairment charge. Under the terms of the Supply Agreement, the amount of the credit to which Lilly would be entitled declines over time and equals $55.2 million as of March 31, 2011. The $125 million payment is otherwise not refundable to Lilly.

In addition to the $125 million cash payment, we will recover Lilly’s share of the initial capital investment in the facility through an allocation of depreciation to cost of goods sold in accordance with the Lilly Agreement. Subsequent capital investments, including those for the BYDUREON pen device, are subject to separate cost sharing terms, as described below. We retain ownership of the facility and Lilly’s share of the capital investment to be recovered through the sharing of cost of goods sold is initially estimated to be 55% subject to adjustment based upon the allocation of the proportion of product supplied for sale in the United States, the cost of which is shared equally by the parties, and the proportion of product supplied for sale outside of the United States, the cost of which is paid for 100% by Lilly.

In May 2009, we and Lilly entered into a joint supply agreement for a BYDUREON pen device. We and Lilly agreed to collaborate in the development, manufacturing and marketing of BYDUREON in a dual chamber cartridge pen device. We and Lilly will share the capital and development costs of the pen and have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred. Through March 31, 2011, we have incurred $174.0 million in capital expenditures associated with the BYDUREON pen device, which amount is included in construction in progress. We have billed Lilly $90.7 million for these expenditures, of which $90.0 million has been received by us. Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly’s share of the depreciation included in cost of goods sold for the BYDUREON pen device, as incurred.

In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. As of March 31, 2011 we had not drawn upon this facility. However during March 2011 we notified Lilly of our intent to draw $165 million from this facility in May 2011. Any interest due under the credit facility will be determined at the time we draw the loan and will bear interest at the five-day average three- month LIBOR rate immediately prior to the date of the advance plus 5.25%. For example, using this formula if the interest rate were determined as of March 31, 2011, the interest rate on the loan would be 5.56%. If we draw from this facility, the loan would be due and payable quarterly in arrears on the first business day of each quarter and all outstanding principal, together with all accrued and unpaid interest will be due and payable in May 2014.

The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

		Three months ended
Activity	Classification within Consolidated Statements of Operations	March 31, 2011	March 31, 2010
Gross margin sharing	Collaborative profit sharing	$59,851	$67,900

Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$17,346	$16,822

Cost-sharing payments due from Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Reduction of selling, general and administrative expense	$3,337	$9,188

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

In addition to the collaboration agreement, Alkermes is supplying us with the polymer materials required for the commercial manufacture of BYDUREON under a Supply Agreement dated December 29, 2007.

Collaboration with Takeda Pharmaceutical Company, Ltd

On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the Takeda Agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the Takeda Agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of March 31, 2011 deferred revenue associated with the Takeda collaboration equaled $64.4 million, of which $56.9 million is classified as long-term.

The following is a summary of activity related to the Takeda Agreement and the location in the consolidated statements of operations (in thousands):

		Three months ended
Activity	Classification within Consolidated Statements of Operations	March 31, 2011	March 31, 2010
Amortization of up-front payments	Revenues under collaborative agreements	$1,875	$1,875

Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$5,018	$3,336

7.	Restructuring

During the three months ended March 31, 2011 we reduced our workforce by approximately 25 employees and recorded restructuring charges of $2.9 million consisting primarily of employee separation costs and asset impairments. The following summarizes the components of the restructuring charges for the three months ended March 31, 2011:

	Three months ended March 31, 2011
	Accruals	Non-cash items	Total
Employee separation costs	$2,652	$—	$2,652
Asset impairments	(358)	539	181
Other restructuring charges	25	—	25

	$2,319	$539	$2,858

The following table sets forth activity in the restructuring liability for recent restructuring activities for the three months ended March 31, 2011, which is comprised of employee separation costs and facilities-related charges (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2010	$—	$35,296	$—	$35,296
Accruals	2,652	25	(358)	2,319
Payments	(2,172)	(2,454)	358	(4,268)
Accretion of sub-lease expense	—	875	—	875

Balance at March 31, 2011	$480	$33,742	$—	$34,222

We are continuing to assess our facility requirements for our San Diego campus as a result of this and our prior restructurings and could record additional facilities-related charges over the next several quarters.

8.	Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on investments. We disclose the accumulated balance of other comprehensive loss as a separate component of stockholders’ equity. For the three months ended March 31, 2011 and 2010, comprehensive loss consisted of (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(37,324)	$(38,203)
Other comprehensive loss:
Net unrealized gain on investments	94	718

Comprehensive loss	$(37,230)	$(37,485)

9.	Convertible Senior Notes

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our convertible senior notes (in thousands):

	March 31, 2011	December 31, 2010
2004 Notes—Due April 15, 2011
Principal amount	$200,000	$200,000

2007 Notes—Due June 15, 2014
Principal amount	$575,000	$575,000
Unamortized debt discount	(99,702)	(106,303)

Net carrying amount	475,298	468,697

Total convertible senior notes, net	675,298	668,697
Less current portion	(200,000)	(200,000)

Non-current portion	$475,298	$468,697

In April 2004, we issued an aggregate principal amount of $200 million of 2.5% convertible senior notes in a private placement, referred to as the 2004 Notes. The 2004 Notes matured and were repaid in full on April 15, 2011. The fair value of the 2004 Notes, determined by observed market prices, was $200.3 million and $200.2 million at March 31, 2011 and December 31, 2010, respectively.

In June 2007, we issued notes with an aggregate principal amount of $575 million in a private placement, and are due June 15, 2014, referred to as the 2007 Notes. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. We may not redeem the 2007 Notes prior to maturity. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change. The maximum conversion rate is 22.9252 ($43.62 per share), which would result in a maximum issuance of 13.2 million shares of common stock if all holders converted at the maximum conversion rate. The principal amount of the 2007 Notes exceeds the current if-converted value.

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

The fair value of the 2007 Notes, determined by observed market prices, was $494.5 million and $501.7 million at March 31, 2011 and December 31, 2010, respectively. Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

The carrying amount of the equity component of the 2007 Notes was $180.3 million at March 31, 2011 and December 31, 2010. At March 31, 2011, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, or approximately three years. The effective interest rate on the net carrying value of the 2007 Notes was 9.3% in the three months ended March 31, 2011 and 2010.

The following table summarizes the interest expense we capitalized associated with construction in progress for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months Ended March 31,
	2011	2010
Coupon interest expense	$1,796	$3,324
Non-cash interest from debt discount	2,648	4,007

Total capitalized interest	$4,444	$7,331

10.	Stockholders’ Equity

In March 2011, we contributed approximately 1.0 million newly issued shares of our common stock, valued at $15.03 per share, to our ESOP for amounts earned by participants during the year ended December 31, 2010.

In February 2011, we contributed approximately 0.2 million newly issued shares of our common stock, valued at $16.23 per share, to our 401(k) plan for amounts earned by participants during the year ended December 31, 2010.

11.	Commitments and Contingencies

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

As of March 31, 2011, if all such milestones are successfully achieved, the potential future milestone and other contingency payments we could be required to make under certain contractual agreements are approximately $190.0 million in aggregate, of which $7.1 million are expected to be paid within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $59.2 million as of March 31, 2011, the majority of which relate to BYDUREON.

As of March 31, 2011, commitments to complete construction of our BYDUREON manufacturing facility in Ohio are $0.3 million and commitments associated with capital investments on the BYDUREON pen device are $22.8 million.

In December 2010, we entered into a Line of Credit and Cash Collateral Agreement with Bank of America, N.A., or Bank of America, which provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit, and under which we agreed to deliver cash collateral to Bank of America in the amount of $15 million, which is reported as restricted cash on the accompanying consolidated balance sheets. As of March 31, 2011 we had issued $10.4 million of standby letters of credit, primarily in connection with office leases.

12.	Interest and other expense, net

For the three months ended March 31, 2011 and 2010, interest and other expense, net is comprised of the following (in thousands):

	Three months ended March 31,
	2011	2010
Interest and other income	$303	$716
Interest and other expense	(8,548)	(6,079)

Total interest and other expense, net	$(8,245)	$(5,363)

13.	Litigation

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. As of March 31, 2011, we and Lilly were involved in product liability cases involving plaintiffs in various courts in the United States. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit. These matters are at an early stage and, as a result, we cannot reasonably estimate potential losses, if any, at this time. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

14.	Subsequent Events

We did not have any material recognizable subsequent events other than the April 15, 2011 maturity and repayment of the 2004 Notes described in Note 9 above.

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

Overview

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other metabolic diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, both launched in 2005, BYETTA®(exenatide) injection and SYMLIN®(pramlintide acetate) injection, and we are currently seeking approval for BYDUREONTM (exenatide extended-release for injectable suspension), an investigational sustained-release medication for type 2 diabetes that is administered only once a week.

In 2011 we will continue our efforts to expand the indication for BYETTA as an add-on to basal insulin and target new market segments for this product. We also plan to work toward increasing patient awareness and adherence of SYMLIN. In the near-term, we will continue to work with the U.S. Food and Drug Administration, or FDA, to gain approval for BYDUREON. We also plan to continue making strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system and an exenatide suspension formulation that could enable monthly administration of exenatide.

Highlights for the three months ended March 31, 2011 and recent activities include:

Exenatide

•

Initiated a thorough QT study to address questions raised by the FDA in its complete response letter regarding the BYDUREON™ (exenatide extended-release for injectable suspension) New Drug Application, or NDA.

•

Announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, has issued a positive opinion recommending approval of BYDUREON in the European Union for the treatment of type 2 diabetes in combination with certain oral therapies.

•

Communicated top-line results from DURATION-6, the sixth DURATION study that showed weekly BYDUREON significantly improved glucose control from baseline. These results reinforce the important role of glucagon-like peptide-1, or GLP-1, receptor agonists in the treatment of type 2 diabetes, although BYDUREON did not meet the pre-specified primary endpoint of non-inferiority to daily Victoza® (liraglutide (rDNA origin) injection) in this study.

•

Announced positive results from a phase 2 study evaluating the effects of a once-monthly injectable suspension formulation of exenatide on glycemic control in patients with type 2 diabetes. The investigational GLP-1 treatment improved glucose control with just one dose per month. After 20 weeks of treatment (five injections), patients randomized to the exenatide once monthly treatment arms experienced average reductions in A1C ranging between 1.3 and 1.5 percentage points from baseline. We are proceeding with regulatory interactions to outline the next steps for this important program within the exenatide franchise.

•	Partner Lilly received approval in Mexico for an expanded indication of BYETTA® (exenatide) injection as an add-on therapy to basal insulin.

Obesity Program

•

Voluntarily suspended clinical activities in an ongoing phase 2 study of pramlintide/metreleptin for the treatment of obesity to investigate an antibody-related laboratory finding with metreleptin treatment in two patients who participated in a previously completed clinical study of obesity. We and our partner, Takeda, are committed to working closely with clinical investigators, regulators and outside experts to determine the best path forward.

BYDUREON

We are working with Lilly and Alkermes, Inc., or Alkermes, to develop BYDUREON, an investigational sustained-release medication for type 2 diabetes that is administered once a week. On October 18, 2010 we received a second complete response letter from the FDA in which the FDA requested a thorough QT, or “tQT” study designed to evaluate exposures of exenatide higher than typical therapeutic levels achieved with BYDUREON administration. A tQT study is intended to determine whether a drug has an adverse pharmacologic effect on cardiac repolarization, as assessed by QT/QTc prolongation. In January 2011, we received written feedback from the FDA indicating concurrence with the proposed tQT study design and we initiated the study in February 2011. In addition, the FDA has requested the results of the DURATION-5 study, a head-to-head study comparing BYDUREON to BYETTA that was completed in the fourth quarter of 2009, to evaluate the efficacy, and the labeling of the safety and effectiveness of the commercial formulation of BYDUREON. Our goal is to complete the tQT study and submit a reply to the FDA’s second complete response letter in the second half of 2011. Based on the requirements for additional data, this will likely be considered a Class 2 resubmission, with a review period of up to six-months.

BYETTA and SYMLIN

BYETTA is the first approved medicine in a class of compounds called (GLP-1) receptor agonists. It is approved as a first-line, stand-alone medication, or monotherapy, along with diet and exercise to improve glycemic control in adults with type 2 diabetes. BYETTA is also approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene, or TZD, three common oral therapies for type 2 diabetes. We recently submitted a supplemental NDA, or sNDA, to the FDA for expanded use of BYETTA as an add-on to basal insulin and expect a response from the FDA in 2011. The type 2 diabetes treatment guidelines of the American Diabetes Association, or ADA, the European Association for the Study of Diabetes, or EASD, and the American Association of Clinical Endocrinologists, or AACE, include the GLP-1 receptor agonist class, which includes BYETTA, as a secondary treatment option for type 2 diabetes patients. Net product sales of BYETTA were $128.0 million and $149.8 million for the three months ended March 31, 2011 and 2010, respectively.

We have a collaboration agreement with Lilly for the global development and commercialization of exenatide. Lilly co-promotes BYETTA in the United States with us and has primary responsibility for developing and commercializing BYETTA outside the United States, including any sustained-release formulations such as BYDUREON. As of March 31, 2011, BYETTA was commercially launched in over 70 countries worldwide, including the United States.

SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 as an adjunctive therapy to mealtime insulin to treat diabetes. Other than insulin and insulin analogues, SYMLIN is the first FDA-approved medication addressing glucose control for patients with type 1 diabetes since the discovery of insulin over 80 years ago. We own 100% of the global rights to SYMLIN which had net product sales of $22.8 million and $22.5 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 we had a field sales force of approximately 360 individuals who target those doctors that write the majority of BYETTA and SYMLIN prescriptions. Together with the field organization of our exenatide collaboration partner, Lilly, our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that physicians understand BYETTA, including its mechanisms of action, potential benefits, identify appropriate patients and provide important use considerations. Primary care physicians write approximately 70% of diabetes prescriptions in the United States. Additionally, we have access to health care plan reimbursement of BYETTA at approximately 80% coverage nationally on tier 2, which requires a relatively low co-payment from patients who are covered under such plans.

Obesity and related indications

In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes products to be developed from our product pipeline, including pramlintide/metreleptin, which is a product candidate currently in phase 2 development for the treatment of obesity. The agreement also includes additional compounds from our and Takeda’s obesity research programs. We will be responsible for executing development activities for potential products through phase 2 for regulatory approval in the United States. Takeda will lead development activities beyond phase 2 in the United States and all development activities outside the United States. Our pramlintide/metreleptin development efforts are currently focused on developing a co-formulation of pramlintide and metreleptin. We and Takeda recently announced a voluntary suspension of current clinical investigations with pramlintide/metreleptin in order to better understand the clinical significance of a recent antibody-related finding. We are committed to working closely with clinical investigators, regulators and outside experts to determine the best path forward.

In December 2010, we submitted to the FDA the clinical and non-clinical sections of a rolling Biologics License Application, or BLA, for the use of metreleptin as a treatment for lipodystrophy. We plan to submit the chemistry, manufacturing and controls section of the BLA to the FDA by the end of 2011. Because lipodystrophy affects a very small number of patients, metreleptin as a treatment for lipodystrophy has received orphan drug designation by the FDA. If we receive fast-track and priority-review designation, we believe that metreleptin could be available to lipodystrophy patients as early as the second half of 2012.

Research and Development

We maintain an active discovery research program focused on novel peptide and protein therapeutics. We have also entered into strategic alliances and business initiatives aimed at exploring the utility of peptides in new therapeutic areas, including our strategic relationship with Biocon, Limited, or Biocon, to develop pharmaceutical products, including AC165198, a product candidate based on our Phybrid technology platform. We and Biocon plan to submit an investigational new drug application, or IND, and commence a phase 1 study for AC165198 by the end of 2011.

Overview Summary

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. At March 31, 2011, our accumulated deficit was approximately $2.1 billion.

At March 31, 2011, we had approximately $460.2 million in cash, cash equivalents and short-term investments and $15 million of restricted cash. Our $200 million of 2.5% convertible senior notes were repaid subsequent to the end of the quarter on April 15, 2011. During the first quarter of 2011 we notified Lilly of our intent to draw a $165 million line of credit available from Lilly. These funds may be drawn in May of 2011, and, if drawn could be used for general corporate purposes and the loan and any unpaid accrued interest would be due in May 2014. Although we have yet to consistently generate positive operating cash flows, we intend to continue to improve our operating results and reduce our use of cash for operating activities in 2011 compared to 2010. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2010. The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010, contained in our annual report on Form 10-K filed on February 25, 2011.

For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 25, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net Product Sales

Net product sales for the three months ended March 31, 2011 and 2010 were $150.8 million and $172.3 million, respectively, and consisted of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.

The following table provides information regarding net product sales (in millions):

	Three months ended March 31,
	2011	2010
BYETTA	$128.0	$149.8
SYMLIN	22.8	22.5

	$150.8	$172.3

The decrease in net product sales for BYETTA in the current period primarily reflects reduced prescription demand due to new entrants to the market. The increase in net product sales for SYMLIN in the current period reflects the net impact of price actions, partially offset by reduced prescription demand.

Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the potential approval of additional products including BYDUREON, regulatory matters, legislative changes, economic factors and other environmental factors. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care and

Education Reconciliation Act. There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs. Beginning in January 2011, drug manufacturers provide a discount of 50 percent of the patient’s cost of branded prescription drugs for Medicare Part D participants who are in the “donut hole” (the coverage gap in Medicare prescription drug coverage). Our rebate allowance includes an accrual for our estimated share of the donut hole costs associated with product sales made through March 31, 2011 and was calculated using historical Part D utilization information provided by the Center for Medicare and Medicaid Services and third party market research data. The rebate allowance provided each quarter will vary depending upon estimated utilization rates.

Revenues Under Collaborative Agreements

Revenues under collaborative agreements for the three months ended March 31, 2011 were unchanged at $1.9 million compared to $1.9 million for the same period in 2010. For the three months ended March 31, 2011 and 2010, the revenues consist of amortization of the up-front payment we received from Takeda in late 2009.

For the year ended December 31, 2011 we expect to recognize $7.5 million of collaborative revenue in connection with the ratable amortization of the up-front payment we received from Takeda. We expect to earn a $15 million milestone from Lilly upon the launch of BYDUREON in Europe, if approved, which will be recorded as revenues under collaborative agreements when earned. At the end of the first quarter of 2011, the cumulative gross margin threshold for sales of exenatide outside the United States was achieved, and we will begin to record royalties in the second quarter of 2011. These royalties, based on the gross profits outside the United States are tiered, and we expect the total amount earned in 2011 will be less than $5 million.

Costs and Expenses

The following table provides information regarding our costs and expenses (in millions):

	Three months ended March 31,		Increase/ (Decrease)
	2011	2010
Cost of goods sold	$12.5	$20.5	$(8.0)
Gross margin %	92%	88%	4%
Selling, general and administrative	$64.6	$73.3	$(8.7)
Research and development	$41.9	$45.3	$(3.4)
Collaborative profit sharing	$59.9	$67.9	$(8.0)
Restructuring	$2.9	$—	$2.9

Cost of Goods Sold

Cost of goods sold was $12.5 million, representing a gross margin of 92%, and $20.5 million, representing a gross margin of 88%, for the three months ended March 31, 2011 and 2010, respectively, and is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The improvement in gross margin for the three months ended March 31, 2011, compared to the same period in 2010 reflects higher net sales prices and lower unit costs driven by supplier mix and production volumes. Additionally, during the three months ended March 31, 2010 cost of goods sold included an increase in inventory reserves; there was no such increase during the same period of 2011. For the remainder of 2011 we expect our gross margins for BYETTA and SYMLIN to be at least 90%. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $64.6 million for the three months ended March 31, 2011 from $73.3 million for the same period in 2010. The decrease primarily reflects decreased expenses associated with BYDUREON pre-launch activities and reduced business infrastructure spending resulting from continued efforts to drive efficiencies in the business.

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

Our research and development efforts are focused on diabetes, obesity and other diseases. We also maintain an active discovery research program. In diabetes, we have two approved products, BYETTA and SYMLIN, and we are developing BYDUREON. In obesity, we are developing a combination regimen for the potential treatment of obesity. As part of this program, we intend to conduct additional clinical trials of our drug candidates, or combinations of our drug candidates.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2011	2010(1)	Increase/(Decrease)
Diabetes(2)	$21.4	$20.8	$0.6
Obesity	5.8	2.5	3.3
Research and early-stage programs	3.5	7.6	(4.1)
Indirect costs	11.2	14.4	(3.2)

	$41.9	$45.3	$(3.4)

(1)	Research and development expenses by project for the three months ended March 31, 2010 have been revised to conform to the current year presentation.
(2)	Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which are shared by Lilly pursuant to our collaboration agreement. Cost-sharing payments received from Lilly are recorded as a reduction to research and development costs. Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were $17.3 million and $16.8 million for the three months ended March 31, 2011 and 2010, respectively.

The $3.4 million decrease in research and development expenses for the three months ended March 31, 2011 as compared to the same period in 2010 primarily reflects increased expenses for our obesity programs of $3.3 million, offset by decreased expenses for our research and early-stage programs of $4.1 million and a reduction in indirect costs of $3.2 million. The increased spending on our obesity programs relates primarily to our lipodystrophy development program. The decrease in expenses in our research and early-stage programs reflects our ongoing efforts to manage our expenses.

Collaborative Profit Sharing

Collaborative profit sharing was $59.9 million and $67.9 million for the three months ended March 31, 2011 and 2010, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Restructuring

During the three months ended March 31, 2011 we reduced our workforce by approximately 25 employees and recorded restructuring charges of $2.9 million consisting primarily of employee separation costs and asset impairment charges. There were no similar charges during the three months ended March 30, 2010. We are continuing to assess our facility requirements for our San Diego campus and may record additional facilities-related charges over the next several quarters, but cannot quantify the amount at this time.

Interest and Other Income and Expense

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income decreased to $0.3 million for the three months ended March 31, 2011 from $0.7 million for the same period in 2010. The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments in the three months ended March 31, 2011 as compared to the same period in 2010.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations and amortization of debt issuance costs, net of amounts capitalized and foreign exchanges gains and losses. Interest and other expense in the three months ended March 31, 2011 consists of interest on our $775 million par value of outstanding convertible senior notes and the amortization of associated debt issuance costs. Interest and other expense was $8.5 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively. The increase in interest and other expense for the three months ended March 31, 2011 primarily reflects a decrease in foreign exchange gains and a decrease in the interest capitalized to our Ohio manufacturing facility.

Net Loss

Our net loss for the three months ended March 31, 2011 was $37.3 million compared to a net loss of $38.2 million for the same period in 2010. The decrease in net loss primarily reflects decreased selling, general and administrative expenses, research and development expenses and collaborative profit-sharing discussed above, partially offset by decreased net product sales. We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the level of product sales that we achieve for BYETTA, SYMLIN and BYDUREON, if approved. Our ability to achieve profitability in the future will also depend on our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of BYDUREON, if approved, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At March 31, 2011, we had approximately $460.2 million in cash, cash equivalents and short-term investments, compared to $442.7 million at December 31, 2010. Our $200 million of 2.5% convertible senior notes were repaid subsequent to the end of the quarter on April 15, 2011 and we have notified Lilly of our intent to draw a $165 million line of credit available from Lilly described below. We have demonstrated strong financial discipline over the last few years and we are committed to continuing to manage our expenses closely in-line with expected revenues. We will continue to aggressively manage our expenses to minimize the amount of cash we use for operating activities. We continue to evaluate opportunities to refinance existing indebtedness or raise additional funds. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future.

Our operating activities provided cash of $23.1 million and used cash of $38.5 million for our operating activities in the three months ended March 31, 2011 and 2010, respectively. Our cash provided by operating activities in the three months ended March 31, 2011 included cash provided due to decreases in accounts receivable, inventories and other current assets of $2.7 million, $9.1 million and $13.6 million, respectively, an increase in deferred collaborative profit sharing of $2.8 million, offset by a decrease in accounts payable and accrued liabilities of $4.2 million. The decrease in accounts receivable is primarily due to lower product sales. The decrease in inventories largely reflects reductions in raw materials and finished goods inventory due to the timing and volume of production for BYETTA and SYMLIN. The decrease in other current assets is due to the receipt of a $10 million milestone payment from Lilly resulting from the December 2010 launch of BYETTA in Japan and a decrease in prepaid expenses. The increase in deferred collaborative profit sharing reflects payments due to us from Lilly for its 60% share of the capital expenditures we have made for the BYDUREON pen device. The improvement in operating cash flows for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is largely due to improvements in cash flows from working capital changes resulting from our efforts to manage our expenses.

Our investing activities provided cash of $56.2 million and $53.1 million for the three months ended March 31, 2011 and 2010, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment, net. Purchases of property, plant and equipment, net decreased to $10.0 million for the three months ended March 31, 2011 from $27.5 million for the three months ended March 31, 2010. The decrease in purchases of property reflects a reduction in purchases associated with our BYDUREON manufacturing facility, offset by costs incurred in connection with the BYDUREON pen device. Through March 31, 2011, we had expended $631.5 million associated with the construction of the BYDUREON manufacturing facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility. The initial capital investment for the pen is expected to be $216.0 million over the next few years, which will be funded 60% by Lilly and 40% by us. Through March 31, 2011 we have incurred $174.0 million in capital expenditures associated with the BYDUREON pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $805.5 million. We have billed Lilly $90.7 million for its share of expenditures for the pen device, of which $90.0 million has been received to date, of which $3.5 million is included in cash used for operating activities as discussed above. Additionally, we expect that our use of cash for capital expenditures will decrease in 2011 as compared to 2010 and will be principally focused on strategically investing in exenatide life cycle management, of which Lilly shares 60% of the costs. We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for BYDUREON, if approved.

Financing activities provided cash of $4.3 million and used cash of $0.7 million for the three months ended March 31, 2011 and 2010, respectively. Financing activities in the three months ended March 31, 2011 include proceeds of $4.3 million from the exercise of stock options and proceeds from our employee stock purchase plan. Financing activities for the three months ended March 31, 2010 include $7.8 million in principal payments of our term loan, partially offset by proceeds of $7.2 million from the exercise of stock options and proceeds from our employee stock purchase plan.

At March 31, 2011, we had $200 million in aggregate principal amount of convertible senior notes due April 15, 2011, or the 2004 Notes, and $575 million of the convertible senior notes due June 15, 2014, or the 2007 Notes, outstanding. The 2004 Notes were repaid on April 15, 2011. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option. As of March 31, 2011 we had $10.4 million of standby letters of credit outstanding which are secured by $15 million of restricted cash pursuant to a Line of Credit and Cash Collateral Agreement entered into in December 2010.

In October 2008, we entered into a loan agreement with Lilly pursuant to which Lilly made available to us a $165 million unsecured line of credit that we can draw upon from time to time until June 30, 2011. As of March 31, 2011 we had not drawn upon this line of credit, however as previously mentioned, we have notified Lilly of our intent to draw $165 million on this line of credit. These funds may be drawn in May 2011. Any interest due under this credit facility will bear interest at the five-day average three-month LIBOR rate immediately prior to the date of the advance plus 5.25% and will be due and payable quarterly in arrears on the first business day of each quarter. If drawn, all outstanding principal, together with all accrued and unpaid interest, will be due and payable in May 2014.

The following table summarizes our contractual obligations and maturity dates as of March 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	4-5 years	After 5 years
Long-term convertible debt	$775,000	$200,000	(1)	$—	$575,000	$—
Interest on long-term convertible debt	60,375	17,250		34,500	8,625	—
Inventory purchase obligations	92,840	50,424		42,416	—	—
Construction contracts	23,100	20,100		3,000	—	—
Operating leases	187,716	27,985		56,704	47,883	55,144

Total(2)	$1,139,031	$315,759		$136,620	$631,508	$55,144

(1)	The 2004 Notes matured and were repaid on April 15, 2011.
(2)	Excludes long-term obligation of $8.0 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $7.1 million associated with licensing agreements in the next 12 months. Additional milestones and other contingency payments of up to approximately $182.9 million could be paid if development and commercialization of all our early stage programs continue and are successful. The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, these payments would signify that the related products are moving successfully through development and commercialization.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed. The fair value of our 2004 Notes and 2007 Notes at March 31, 2011 was approximately $200.3 million and $494.5 million, respectively. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4. Controls and Procedures

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2011.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. As of March 31, 2011, we and Lilly were involved in approximately 98 separate product liability cases involving approximately 425 plaintiffs in various courts in the United States. Approximately 61 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in some cases, wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Item 1A. Risk Factors

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses since our inception in 1987, including losses of $37.3 million for the three months ended March 31, 2011, $152.3 million in 2010, $186.3 million in 2009 and $321.9 million in 2008. As of March 31, 2011, we had an accumulated deficit of approximately $2.1 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA, SYMLIN and, if approved, BYDUREON may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis, Roche and Takeda, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. For example, in 2010, Novo Nordisk obtained approval of and commercially launched a GLP-1 receptor agonist to treat type 2 diabetes. In addition, Lilly is developing a GLP-1 receptor agonist to treat type 2 diabetes and has announced a global alliance with Boehringer Ingelheim to jointly develop and commercialize a portfolio of diabetes compounds which Lilly has announced includes a SGLT-2 inhibitor and a DPP-IV inhibitor that has recently been approved by the FDA and is currently under regulatory review in the Europe and Japan. These products all compete for patients in the diabetes space. It is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase.

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

We may also be required to use our cash to pay principal and interest on outstanding debt, including $575 million in outstanding principal amount of convertible senior notes due in 2014, referred to as the 2007 Notes, and if drawn, $165 million of an unsecured line of credit made available to us from Lilly that would be due in 2014, referred to as the Lilly Loan.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. As of March 31, 2011, we were involved in approximately 98 separate product liability cases, certain of which cases have been brought by individuals who allege they have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis, and in a few cases wrongful death. We have also been notified of other claims of individuals who have not filed suit. We currently have limited product liability insurance coverage for existing claims and any future related claims and we expect to be largely self-insured for any future product liability risks that are not covered by existing insurance. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

In June 2007, we issued $575 million of the 2007 Notes. We have also notified Lilly of our intent to draw $165 million from the Lilly Loan. Our ability to make payments on our debt, including the 2007 Notes and the Lilly Loan, if drawn, will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. During four of the last five years, our operating cash flows were negative and insufficient to cover our fixed costs. We may need to use our cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service our indebtedness, including the 2007 Notes and the Lilly Loan, if drawn, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, obtain required regulatory approvals for and market our drug candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. Our debt service obligations increase our vulnerabilities to competitive pressures because many of our competitors are less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce or defer our development programs, sell assets or seek additional debt or equity financing, which may not be available to us on satisfactory terms or at all. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

We may be required to redeem our convertible senior notes upon a designated event.

Holders of the 2007 Notes may require us to redeem all or any portion of their notes upon the occurrence of certain designated events which generally involve a change in control of our company. We may not have sufficient cash funds to redeem the 2007 Notes upon a designated event. If we are prohibited from redeeming the 2007 Notes, we could seek consent from our lenders to redeem the 2007 Notes. If we are unable to obtain their consent, we could attempt to refinance the 2007 Notes. If we were unable to obtain a consent or refinance, we would be prohibited from redeeming the 2007 Notes. If we were unable to redeem the 2007 Notes upon a designated event, it would result in an event of default under the indentures governing the 2007 Notes. An event of default under the indentures could result in a further event of default under our other then-existing debt. In addition, the occurrence of a designated event may be an event of default under our other debt.

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

As of March 31, 2011, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 37% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Substantial future sales of our common stock by us or our existing stockholders or the conversion of our convertible senior notes to common stock could cause the trading price of our common stock to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the trading price of our common stock to drop. Likewise, the issuance of shares of common stock upon conversion of our convertible notes or redemption of our convertible notes upon a designated event, or upon additional convertible debt or equity financings or other share issuances by us, including shares issued in connection with potential future strategic alliances, could adversely affect the trading price of our common stock. Our convertible notes are currently convertible into a total of up to 9.4 million shares. In addition, the existence of these notes may encourage short selling of our common stock by market participants.

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

	High	Low
Year ending December 31, 2011
Second Quarter (through April 28, 2011)	$13.66	$11.00
First Quarter	$16.65	$10.25
Year ending December 31, 2010
Fourth Quarter	$21.95	$9.51
Third Quarter	$22.09	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
Year ending December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89

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

ITEM 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4	Certificate of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

4.2	Rights Agreement, dated as of June 17, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.3	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

10.1	Registrant’s Non-Employee Directors’ Equity Incentive Plan†

10.2	Form of Registrant’s Non-Employee Directors’ Equity Incentive Plan Restricted Stock Unit Award Agreement†

10.3	Form of Registrant’s 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement†

10.4	Amendment, dated February 14, 2011, to Exenatide Manufacturing Agreement, dated October 1, 2003, between Registrant and Mallinckrodt Inc.*

Exhibit Number	Description
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Amylin Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements (tagged as blocks of text).

†	Indicates management or compensatory plan or other arrangement required to be identified pursuant to Item 15(c).
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: May 5, 2011	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)