Form 10-Q
period 2011-09-30
AMYLIN PHARMACEUTICALS INC
filed 2011-10-28
CIK 881464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 21, 2011
Common Stock, $.001 par value	146,283,002

AMYLIN PHARMACEUTICALS, INC.

COVER PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMYLIN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,397	$164,521
Short-term investments	338,429	278,142
Restricted cash	15,000	15,000
Accounts receivable, net	50,853	54,645
Inventories, net	107,345	118,629
Other current assets	39,978	45,458

Total current assets	659,002	676,395
Property, plant and equipment, net	825,205	811,745
Other long-term assets	32,385	43,289

	$1,516,592	$1,531,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,534	$23,920
Accrued compensation	49,642	43,231
Payable to collaborative partner	47,602	42,060
Restructuring liability, current portion	5,922	6,532
Deferred revenue, current portion	7,500	7,500
Short-term deferred credit	12,657	—
Convertible senior notes, current portion	—	200,000
Other current liabilities	97,428	78,352

Total current liabilities	242,285	401,595
Deferred revenue, net of current portion	53,125	58,750
Long-term deferred credit	109,179	125,000
Deferred collaborative profit sharing	103,834	87,848
Restructuring liability, net of current portion	26,242	28,764
Loan payable to collaborative partner	165,000	—
Convertible senior notes	488,964	468,697
Other long-term obligations, net of current portion	15,487	17,292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 450,000 shares authorized, 146,203 and 144,100 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	146	144
Additional paid-in capital	2,496,280	2,444,266
Accumulated deficit	(2,182,108)	(2,100,180)
Accumulated other comprehensive loss	(1,842)	(747)

Total stockholders’ equity	312,476	343,483

	$1,516,592	$1,531,429

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Net product sales	$155,075	$154,026	$460,703	$488,798
Revenues under collaborative agreements	19,889	2,075	25,040	5,825

Total revenues	174,964	156,101	485,743	494,623
Costs and expenses:
Cost of goods sold	11,671	12,680	36,058	47,644
Selling, general and administrative	63,059	70,019	192,901	214,331
Research and development	46,560	51,155	133,544	145,574
Collaborative profit sharing	58,959	61,249	179,462	194,056
Restructuring	2,499	6,028	5,483	9,452

Total costs and expenses	182,748	201,131	547,448	611,057
Operating loss	(7,784)	(45,030)	(61,705)	(116,434)

Interest and other expense, net	(5,412)	(5,702)	(20,223)	(16,697)

Net loss	$(13,196)	$(50,732)	$(81,928)	$(133,131)

Net loss per share, basic and diluted	$(0.09)	$(0.35)	$(0.56)	$(0.93)

Shares used in computing net loss per share, basic and diluted	145,987	143,763	145,545	143,354

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(81,928)	$(133,131)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	36,866	42,443
Accretion of debt discount and amortization of debt issuance costs	11,263	9,143
Employee stock-based compensation	23,277	27,234
Stock-settled compensation accruals	12,915	15,631
Restructuring	645	833
Deferred revenue	(8,789)	(5,625)
Other non-cash expenses	4,213	4,060
Changes in operating assets and liabilities:
Accounts receivable	3,792	8,131
Inventories	12,215	8,313
Other current assets	7,716	13,526
Accounts payable and accrued liabilities	16,690	(13,823)
Accrued compensation	13,909	(24,307)
Payable to collaborative partner	5,542	(19,108)
Deferred collaborative profit sharing	15,986	27,053
Restructuring liabilities	(3,132)	(897)
Other assets and liabilities, net	(2,219)	(3,061)

Net cash flows provided by (used for) operating activities	68,961	(43,585)
Investing activities:
Purchases of short-term investments	(458,771)	(423,592)
Sales and maturities of short-term investments	398,403	589,222
Purchases of property, plant and equipment	(41,306)	(75,560)
Increase (decrease) in other long-term assets	2,295	(1,476)

Net cash flows (used for) provided by investing activities	(99,379)	88,594
Financing activities:
Issuance of common stock, net	8,294	15,233
Proceeds from loan payable to our collaborative partner	165,000	—
Repayment of convertible senior notes	(200,000)	—
Repayment of notes payable	—	(23,437)

Net cash flows used for financing activities	(26,706)	(8,204)

Change in cash and cash equivalents	(57,124)	36,805
Cash and cash equivalents at beginning of period	164,521	120,825

Cash and cash equivalents at end of period	$107,397	$157,630

Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$—	$572
Receivable arising from sale of property, plant and equipment	$—	$6,500
Non-cash dispositions of property, plant and equipment	$296	$0
Non-cash interest capitalized to property, plant and equipment	$10,452	$11,626
Non-cash financing activities:
Shares contributed as employer 401(k) match	$3,956	$3,851
Shares contributed to employee stock ownership plan	$16,456	$15,848

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as we, us or Amylin) Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2010 contain a reclassification of certain infrastructure costs from selling, general and administrative expense to research and development expense to conform to the current year presentation.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) as amended by the Health Care and Education Reconciliation Act. There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs. Beginning in January 2011, drug manufacturers provide a discount of 50 percent of the patient’s cost of branded prescription drugs for Medicare Part D participants who are in the “donut hole” (the coverage gap in Medicare prescription drug coverage). Our rebate allowance includes an accrual for our estimated share of the donut hole costs associated with product sales made through September 30, 2011 and was calculated using historical Part D utilization information provided by the Center for Medicare and Medicaid Services and third party market research data. The rebate allowance provided each quarter will vary depending upon estimated utilization rates.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $1.6 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about considerations that market participants would use in pricing.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,397	$107,397	$0	$0
Short-term investments	338,429	338,429	0	0
Restricted cash	15,000	15,000	0	0
Deferred compensation plan assets	7,393	7,393	0	0

	$468,219	$468,219	$0	$0

Liabilities:
Deferred compensation plan liabilities	$7,393	$7,393	$0	$0

	$7,393	$7,393	$0	$0

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

Per Share Data

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Antidilutive options and awards to purchase common stock	331	1,798	429	1,656
Antidilutive shares underlying convertible senior notes	9,416	15,238	11,655	15,238

	9,747	17,036	12,084	16,894

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

Total estimated stock-based compensation was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$4,983	$4,606	$15,762	$18,027
Research and development expenses	2,427	2,424	7,515	9,207

	$7,410	$7,030	$23,277	$27,234

Non-cash stock-based compensation expense during the three and nine month periods ended September 30, 2011 and 2010 related to stock-based awards consisting of stock options, time and performance based restricted stock units and employee stock purchase rights. At September 30, 2011, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $44.2 million, which is expected to be recognized over a weighted-average period of 2.1 years. We issued 0.3 million shares upon the exercise of stock options in the nine months ended September 30, 2011.

In addition to the stock-based compensation discussed above, we also recorded expense associated with our Employee Stock Ownership Plan, or ESOP, and our 401(k) plan. The breakdown of non-cash ESOP and 401(k) expense by operating statement classification is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$2,569	$2,403	$7,633	$8,860
Research and development expenses	1,764	1,618	5,282	6,771

	$4,333	$4,021	$12,915	$15,631

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

2. Short-term Investments

Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments, a component of other expense. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. The following is a summary of short-term investments as of September 30, 2011 and December 31, 2010 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
U.S. Treasury securities	$62,131	$3	$(5)	$62,129
Obligations of U.S. Government-sponsored enterprises	73,984	342	(99)	74,227
Corporate debt securities	199,814	739	(189)	200,364
Asset backed securities	1,710	—	(1)	1,709

Total	$337,639	$1,084	$(294)	$338,429

December 31, 2010
U.S. Treasury securities	$46,234	$4	$—	$46,238
Obligations of U.S. Government-sponsored enterprises	37,826	191	(50)	37,967
Corporate debt securities	191,680	743	(23)	192,400
Asset backed securities	1,531	6	—	1,537

Total	$277,271	$944	$(73)	$278,142

Contractual maturities of short-term investments at September 30, 2011 were as follows (in thousands):

Fair Value
Due within 1 year	$247,370
After 1 but within 5 years	74,468
After 5 but within 10 years	—
After 10 years	16,591

Total	$338,429

For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S Government-sponsored enterprises in the table above, and asset-backed securities.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$23,341	$(5)	$—	$—	$23,341	$(5)
Obligations of U.S Government-sponsored enterprises	46,142	(62)	5,223	(37)	51,365	(99)
Corporate debt securities	71,324	(189)	—	—	71,324	(189)
Asset backed securities	569	(1)	—	—	569	(1)

	$141,376	$(257)	$5,223	$(37)	$146,599	$(294)

Our investments had gross unrealized losses of $0.3 million and $0.1 million for September 30, 2011 and December 31, 2010, respectively. The unrealized losses on our investments in marketable securities are due in most instances to the increased volatility in the markets impacting the classes of securities we invest in and not deterioration in credit ratings. Our investments have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value) and net of a valuation allowance for potential excess or obsolete material. As of September 30, 2011, there was no valuation allowance for potential excess or obsolete material; as of December 31, 2010 the valuation allowance equaled $1.4 million. Cost is determined by the first-in, first-out method. Raw materials consist of bulk drug material for BYETTA, SYMLIN and BYDUREON. Work-in-process inventories consist of in-process BYETTA cartridges and in-process SYMLIN cartridges. Finished goods inventories consist of both BYETTA and SYMLIN drug product in a disposable pen/cartridge delivery system.

We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.

Inventories, net consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$77,383	$90,183
Work-in-process	22,201	19,051
Finished goods	7,761	9,395

	$107,345	$118,629

Included in raw materials inventories as of September 30, 2011 and December 31, 2010 is $21.2 million and $23.3 million, respectively, of exenatide, the active pharmaceutical ingredient, or API, which we plan to use to manufacture BYDUREON. We expect that exenatide for BYDUREON could also be used to manufacture BYETTA, subject to certain regulatory requirements.

4. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Prepaid expenses	$15,725	$16,272
Receivable from collaborative partner	14,633	16,628
Other non-trade receivables	2,227	4,003
Other current assets	7,393	8,555

	$39,978	$45,458

5. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued rebates	$46,077	$41,094
Accrued expenses	43,346	30,603
Other current liabilities	8,005	6,655

	$97,428	$78,352

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

The Lilly Agreement includes BYETTA, our twice-daily formulation of exenatide for the treatment of type 2 diabetes, and any sustained release formulations of exenatide such as BYDUREON, our once-weekly formulation of exenatide for the treatment of type 2 diabetes currently in development in the United States. Under the terms of the Lilly Agreement, operating profits from products sold in the United States are shared equally between us and Lilly. The Lilly Agreement provides for tiered royalties payable to us by Lilly based upon the annual gross margin for all exenatide product sales, including any long-acting release formulations, outside of the United States. Royalty payments for exenatide product sales outside of the United States commenced during the second quarter of 2011 upon the achievement of a one-time cumulative gross margin threshold amount. Lilly is responsible for 53% of shared exenatide global development and commercialization expenses that generate utility both in the United States and outside the United States; we are responsible for 47% of these expenses. Lilly is responsible for 100% of all exenatide development and commercialization expenses that generate utility predominantly outside of the United States.

Lilly also agreed to make additional future milestone payments contingent upon the commercial launch of exenatide in selected territories throughout the world, including both twice-daily and sustained release formulations. From the inception of the agreement, the total commercial milestone payments earned and recorded as revenue through September 30, 2011 totaled $65 million, of which $15 million was earned upon the July 2011 launch of BYDUREON in the European Union. Remaining potential milestone payments of $55 million relate to the commercial launch of BYDUREON, if approved, in selected territories throughout the world, including $40 million for the launch in the United States and $15 million for a launch in Japan.

In December 2005, our wholly-owned subsidiary, Amylin Ohio, LLC, purchased an existing building and land to house our BYDUREON manufacturing facility in Ohio and we are responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. At September 30, 2011 we had capitalized $637.7 million associated with the construction and validation of the facility. As discussed below, through September 30, 2011 we have incurred $204.9 million in capital expenditures associated with a BYDUREON pen device, which will be funded 60% by Lilly and 40% by us. Through September 30, 2011, the total combined capital expenditures for the manufacturing facility and pen device is $842.6 million.

In October 2008, we and Lilly entered into an Exenatide Once Weekly Supply Agreement, or the Supply Agreement, pursuant to which we will supply commercial quantities of BYDUREON for sale in the United States, if approved by the FDA. In addition, we manufacture the product for commercial sale by Lilly in jurisdictions outside the United States. Under the terms of the Supply Agreement, Lilly made a cash payment of $125 million to us, which represents an amount to compensate us for the estimated past and future cost of carrying Lilly’s share of the capital investment made in our manufacturing facility in Ohio. Lilly’s share of the capital investment would have otherwise been charged to them when we allocated product costs to them for products manufactured at the facility through our existing cost sharing arrangement. In addition to this cash payment, we will recover Lilly’s share of the capital investment in the facility through an allocation of depreciation expense in cost of goods as discussed below. Under the terms of the Supply Agreement, we have agreed not to charge Lilly for its share of the interest costs capitalized to the facility or any future financing cost that may be related to financing the facility. The $125 million payment is comprised of the following two components:

•

A reimbursement to us of Lilly’s share of interest costs capitalized to the facility, which amount to $50 million. These interest costs are being credited to Lilly in the form of a reduction of the cost of goods sold for BYDUREON as incurred under the Supply Agreement. The deferred credit associated with this balance is being amortized to collaborative profit sharing over the estimated life of the underlying assets, or approximately 11 years.

•

Deferred collaborative revenue for services we will provide to Lilly under the Supply Agreement, which amounts to $75 million, and is being amortized to revenues under collaborative agreements ratably over the estimated economic useful life of the BYDUREON product of approximately 10 years.

As a result of the BYDUREON launch in the United Kingdom in July 2011, we began amortizing both components of the deferred credit during the three months ended September 30, 2011. The following table summarizes the components of the deferred credit as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Current	Long-term	Total	Current	Long-term	Total
Deferred credit-capitalized interest portion	$4,762	$44,048	$48,810	$—	$44,500	$44,500
Deferred collaborative revenue portion	7,895	65,131	73,026	—	80,500	80,500

Total	$12,657	$109,179	$121,836	$—	$125,000	$125,000

In the event the BYDUREON manufacturing facility is impaired, Lilly is entitled to receive a credit for a portion of the $125 million payment which will be applied against Lilly’s share of the impairment charge. Under the terms of the Supply Agreement, the amount of the credit to which Lilly would be entitled declines over time and equals $48.1 million as of September 30, 2011. The $125 million payment is otherwise not refundable to Lilly.

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

In May 2009, we and Lilly entered into a joint supply agreement for a BYDUREON pen device. We and Lilly agreed to collaborate in the development, manufacturing and marketing of BYDUREON in a dual chamber cartridge pen device. We and Lilly will share the capital and development costs of the pen and have agreed that the estimated cost of the total capital investment will be allocated 60% to Lilly and 40% to us, with Lilly funding its share as the capital expenditures are incurred. Through September 30, 2011, we have incurred $204.9 million in capital expenditures associated with the BYDUREON pen device, which amount is included in construction in progress. We have billed Lilly $103.8 million for these expenditures, of which $99.7 million has been received by us. Capital reimbursements from Lilly, which are included in deferred collaborative profit-sharing in the accompanying consolidated balance sheet, are being deferred and will be amortized to collaborative profit sharing for Lilly’s share of the depreciation included in cost of goods sold for the BYDUREON pen device, as incurred.

From time to time disputes arise between Lilly and us due to differing interpretations of certain provisions related to cost sharing and other matters contained in our various agreements. We generally record expense for such disputed amounts in the period the transaction occurs. If the dispute is resolved in our favor in a subsequent period, we account for favorable results as a gain contingency and recognize such amounts in future earnings as they are realized. As of September 30, 2011 the payable to collaborative partner includes amounts that could potentially be recognized in future periods as gain contingencies in the event of an outcome favorable to Amylin. In October 2008, we and Lilly also entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit. In May 2011 we drew $165 million from this facility, referred to as the Lilly Loan. The interest rate on the Lilly Loan is fixed at 5.51% and is due and payable quarterly in arrears on the first business day of each quarter. All outstanding principal, together with all accrued and unpaid interest, is due and payable on May 23, 2014. As of September 30, 2011 the principal balance due on the Lilly Loan is $165 million.

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

The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

Activity	Classification within Consolidated Statements of Operations	Three Months Ended		Nine months Ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Royalty revenue	Revenues under collaborative agreements	$1,040	$0	$2,441	$0

Milestone revenue and amortization of up-front payments	Revenues under collaborative agreements	$16,974	$0	$16,974	$0

Gross margin cost-sharing, net of amortization of up-front payments	Collaborative profit sharing	$58,959	$61,249	$179,462	$194,056

Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$16,684	$22,523	$51,872	$51,152

Cost-sharing payments received from Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Reduction of selling, general and administrative expense	$3,592	$4,061	$9,229	$21,873

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

Collaboration with Takeda Pharmaceutical Company, Ltd

On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the Takeda Agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the Takeda Agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of September 30, 2011 deferred revenue associated with the Takeda collaboration equaled $60.6 million, of which $53.1 million is classified as long-term.

The companies initially selected the combination treatment of pramlintide/metreleptin for advancement toward Phase 3 development. In August 2011, we and Takeda announced that we are discontinuing the development of pramlintide/metreleptin for the treatment of obesity and will continue to evaluate other assets as potential candidates for the treatment of obesity and related indications under the terms of the Takeda Agreement.

The following is a summary of activity related to the Takeda Agreement and the location in the consolidated statements of operations (in thousands):

Activity	Classification within Consolidated Statements of Operations	Three Months Ended September 30,		Nine months Ended September 30,
		2011	2010	2011	2010
Amortization of up-front payments	Revenues under collaborative agreements	$1,875	$1,875	$5,625	$5,625

Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$10,191	$3,992	$17,181	$10,175

The cost sharing payment due from Takeda for the three months ended September 30, 2011 includes reimbursement for Takeda’s share of a one- time contract termination charge associated with the aforementioned discontinuation of the pramlintide/metreleptin program for obesity.

7. Restructuring

During the three and nine months ended September 30, 2011 we recorded restructuring charges of $2.5 and $5.5 million, respectively. The charges for the three months ended September 30, 2011 consist of facilities-related charges and employee separation costs and the charges for the nine months ended September 30, 2011 consist primarily of employee separation costs, asset impairments net of recoveries for asset disposals. The following summarizes the components of the restructuring charges for the three and nine months ended September 30, 2011 (in thousands):

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Accruals	Non-cash items	Total	Accruals	Non-cash items	Total
Facilities related charges	$2,306	$—	$2,306	$2,344	$—	$2,344
Employee separation costs	163	—	163	2,853	—	2,853
Asset impairments	(1)	—	(1)	(399)	645	246
Other restructuring charges	31	—	31	40	—	40

	$2,499	$—	$2,499	$4,838	$645	$5,483

The facilities-related charges recorded during the three months ended September 30, 2011 relate to a reassessment of current market conditions pertaining to our existing lease loss liability.

The following table sets forth activity in the restructuring liability for recent restructuring activities for the nine months ended September 30, 2011, which is comprised of employee separation costs and facilities-related charges (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2010	$—	$35,296	$—	$35,296
Accruals (credit)	2,853	2,344	(359)	4,838
Payments	(2,853)	(7,949)	359	(10,443)
Accretion of sub-lease expense	—	2,473	—	2,473

Balance at September 30, 2011	$—	$32,164	$—	$32,164

We are continuing to assess our facility requirements for our San Diego campus as a result of this and our prior restructurings and could record additional facilities-related charges over the next several quarters.

8. Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on investments. We disclose the accumulated balance of other comprehensive loss as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2011 and 2010, comprehensive loss consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(13,196)	$(50,732)	$(81,928)	$(133,131)
Other comprehensive loss(1):
Net unrealized (loss) gain on investments	(1,347)	754	(1,095)	1,170

Comprehensive loss	$(14,543)	$(49,978)	$(83,023)	$(131,961)

(1)	Other comprehensive loss as of September 30, 2011 and December 31, 2010 includes unrealized losses, net of tax effect, on investments underlying our 2001 Non-Qualified Deferred Compensation Plan of $2.3 million and $1.3 million, respectively, and unrealized gains, net of tax effect, on our short-term investments of $0.5 million and $0.6 million as of September 30, 2011 and December 31, 2010, respectively.

9. Convertible Senior Notes

The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our convertible senior notes (in thousands):

	September 30, 2011	December 31, 2010
2004 Notes—Due April 15, 2011
Principal amount	$—	$200,000

2007 Notes—Due June 15, 2014
Principal amount	$575,000	$575,000
Unamortized debt discount	(86,036)	(106,303)

Net carrying amount	488,964	468,697

Total convertible senior notes, net	488,964	668,697
Less current portion	—	(200,000)

Non-current portion	$488,964	$468,697

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

The fair value of the 2007 Notes, determined by observed market prices, was $511.8 million and $501.7 million at September 30, 2011 and December 31, 2010, respectively. Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

The carrying amount of the equity component of the 2007 Notes was $180.3 million at September 30, 2011 and December 31, 2010. At September 30, 2011, the unamortized balance of the debt discount will be amortized over the remaining life of the 2007 Notes, or approximately three years. The effective interest rate on the net carrying value of the 2007 Notes was 9.3% for both the three and nine months ended September 30, 2011 and 2010.

The following table summarizes the interest expense we capitalized associated with construction in progress for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Coupon interest expense	$3,076	$3,007	$7,060	$9,448
Non-cash interest from debt discount	4,222	3,768	10,452	11,626

Total capitalized interest	$7,298	$6,775	$17,512	$21,074

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

As of September 30, 2011, if all such milestones are successfully achieved, the potential future milestone and other contingency payments we could be required to make under certain contractual agreements are approximately $93.8 million in aggregate, of which $7.8 million are expected to be paid within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $87.1 million as of September 30, 2011, of which $37.8 million relate to BYDUREON.

As of September 30, 2011, commitments associated with capital investments on the BYDUREON pen device are $8.4 million.

In December 2010, we entered into a Line of Credit and Cash Collateral Agreement with Bank of America, N.A., or Bank of America, which provides for the issuance of letters of credit and foreign exchange hedging up to the $15 million borrowing limit, and under which we agreed to deliver cash collateral to Bank of America in the amount of $15 million, which is reported as restricted cash on the accompanying consolidated balance sheets. As of September 30, 2011 we had issued $10.5 million of standby letters of credit, primarily in connection with office leases.

12. Interest and other expense, net

For the three and nine months ended September 30, 2011 and 2010, interest and other expense, net is comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest and other income	$854	$833	$1,536	$2,017
Interest and other expense	(6,266)	(6,337)	(21,759)	(18,516)
Loss on impairment of investments	—	(198)	—	(198)

Total interest and other expense, net	$(5,412)	$(5,702)	$(20,223)	$(16,697)

13. Litigation

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. As of September 30, 2011, we and Lilly were involved in product liability cases involving plaintiffs in various courts in the United States. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit. These matters are at an early stage and, as a result, we cannot reasonably estimate potential losses, if any, at this time. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

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

Overview

We are a biopharmaceutical company committed to improving the lives of people with diabetes, obesity and other metabolic diseases through the discovery, development and commercialization of innovative medicines. We are marketing two first-in-class medicines to treat diabetes, both launched in 2005, BYETTA®(exenatide) injection and SYMLIN®(pramlintide acetate) injection, and we are currently seeking approval in the United States for BYDUREONTM (exenatide extended-release for injectable suspension), an investigational sustained-release medication for type 2 diabetes that is administered only once a week. BYDUREON was approved in the European Union in June 2011 and launched in the United Kingdom and Germany during the third quarter of 2011.

In October, 2011 the FDA approved BYETTA as an add-on therapy to insulin glargine, with or without metformin and/or a thiazolidinedione (TZD), in conjunction with diet and exercise for adults with type 2 diabetes who are not achieving adequate glycemic control on insulin glargine alone. This will allow us to target a new market segment for BYETTA. We also plan to work toward increasing patient awareness and adherence of SYMLIN. We are continuing to work with the U.S. Food and Drug Administration, or FDA, to gain approval for BYDUREON. We also plan to continue making strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system and an exenatide suspension formulation that could enable monthly administration of exenatide.

Highlights for the three months ended September 30, 2011 and recent activities include:

Exenatide

•

Announced that the FDA approved BYETTA as an add-on therapy to insulin glargine, with or without metformin and/or a thiazolidinedione (TZD), in conjunction with diet and exercise for adults with type 2 diabetes who are not achieving adequate glycemic control on insulin glargine alone.

•

Submitted a reply to a complete response letter by the U.S. Food and Drug Administration (FDA) regarding BYDUREON™ (exenatide extended-release for injectable suspension), which included results from a thorough QT study that showed exenatide, at and above therapeutic levels, did not prolong the corrected QT interval in healthy individuals,

•	Announced that the FDA assigned a new Prescription Drug User Fee Act (PDUFA) action date of January 28, 2012 for BYDUREON.

•

Presented efficacy and safety data at the European Association for the Study of Diabetes (EASD) Annual Meeting from the DURATION-3 and -4 trials. The studies demonstrated that patients treated with BYDUREON experienced significant improvements in select cardiovascular risk factors, including improvements in composite endpoints related to body weight, abnormal blood pressure and abnormal lipid levels, in comparison to patients who received commonly prescribed diabetes treatments.

Obesity Program

•

In August 2011, announced with our partner Takeda that we are discontinuing the development of pramlintide/metreleptin for the treatment of obesity and will continue to evaluate other assets with Takeda as potential candidates for the treatment of obesity and related indications under the terms of our collaboration agreement with Takeda.

BYDUREON

We are working with Lilly and Alkermes, Inc., or Alkermes, to develop BYDUREON, an investigational sustained-release medication for type 2 diabetes that is administered once a week. In October 2010 we received a second complete response letter from the FDA in which the FDA requested a tQT study designed to evaluate exposures of exenatide higher than typical therapeutic levels achieved with BYDUREON administration. A tQT study is intended to determine whether a drug has an adverse pharmacologic effect on cardiac repolarization, as assessed by QT/QTc prolongation. We initiated the study in February 2011 and in July 2011 we announced that the study met the pre-specified primary endpoint, demonstrating that exenatide at and above therapeutic levels did not prolong the corrected QT (QTc) interval in healthy individuals. Further, the study found no relationship between QTc interval and plasma exenatide concentrations. In addition, the FDA has requested the results of the DURATION-5 study, a head-to-head study comparing BYDUREON to BYETTA that was completed in the fourth quarter of 2009, to evaluate the efficacy, and the labeling of the safety and effectiveness, of the commercial formulation of BYDUREON. On July 28, 2011 we submitted a reply to the FDA’s second complete response letter and on August 10, 2011 we announced that the FDA assigned a new Prescription Drug User Fee Act (PDUFA) action date of January 28, 2012 for BYDUREON.

We have a collaboration agreement with Lilly for the global development and commercialization of exenatide. Pursuant to this agreement, Lilly will co-promote BYDUREON in the United States with us, if approved, and has primary responsibility for developing and commercializing BYDUREON outside the United States. In June 2011, Lilly announced that the European Commission granted marketing authorization to BYDUREON in the European Union for the treatment of type 2 diabetes in combination with certain oral therapies. As of September 30, 2011, BYDUREON was commercially launched in several European countries.

BYETTA and SYMLIN

BYETTA is the first approved medicine in a class of compounds called (GLP-1) receptor agonists. It is approved as a first-line, stand-alone medication, or monotherapy, along with diet and exercise to improve glycemic control in adults with type 2 diabetes. BYETTA is also approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control by using metformin, a sulfonylurea and/or a thiazolidinediene, or TZD, three common oral therapies for type 2 diabetes. In October, 2011 the FDA approved BYETTA as an add-on therapy to insulin glargine, with or without metformin and/or a thiazolidinedione (TZD), in conjunction with diet and exercise for adults with type 2 diabetes who are not achieving adequate glycemic control on insulin glargine alone.

The type 2 diabetes treatment guidelines of the American Diabetes Association, or ADA, the European Association for the Study of Diabetes, or EASD, and the American Association of Clinical Endocrinologists, or AACE, include the GLP-1 receptor agonist class, which includes BYETTA, as a secondary treatment option for type 2 diabetes patients. Net product sales of BYETTA were $128.1 million and $132.4 million for the three months ended September 30, 2011 and 2010, respectively, and $385.1 million and $422.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Pursuant to our collaboration agreement with Lilly, Lilly co-promotes BYETTA in the United States with us and has primary responsibility for developing and commercializing BYETTA outside the United States. As of September 30, 2011, BYETTA was commercially launched in over 70 countries worldwide, including the United States.

SYMLIN is the first and only approved medicine in a class of compounds called amylinomimetics. We began selling SYMLIN in the United States in April 2005 as an adjunctive therapy to mealtime insulin to treat diabetes. Other than insulin and insulin analogues, SYMLIN is the first FDA-approved medication addressing glucose control for patients with type 1 diabetes since the discovery of insulin over 80 years ago. We own 100% of the global rights to SYMLIN which had net product sales of $27.0 million and $21.6 million for the three months ended September 30, 2011 and 2010, respectively, and $75.6 million and $65.9 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 we had a field sales force of approximately 360 individuals who target those doctors that write the majority of BYETTA and SYMLIN prescriptions. Together with the field organization of our exenatide collaboration partner, Lilly, our goal is to provide education, through both one-on-one interactions and educational programs, to ensure that physicians understand BYETTA, including its mechanisms of action and potential benefits, identify appropriate patients and provide important use considerations. Primary care physicians write approximately 70% of diabetes prescriptions in the United States. Additionally, we have access to health care plan reimbursement of BYETTA at approximately 80% coverage nationally on tier 2, which requires a relatively low co-payment from patients who are covered under such plans.

Other Exenatide Development Programs

We continue to make strategic investments in the exenatide franchise including the development of a BYDUREON pen delivery system and an exenatide suspension formulation that could enable monthly administration of exenatide. We expect to launch a BYDUREON pen delivery system by the end of 2012 or in early 2013. We are in the process of having regulatory interactions that will inform the design of pivotal studies for both the weekly and monthly exenatide formulations.

Lipodystrohpy and obesity

In December 2010, we submitted to the FDA the clinical and non-clinical sections of a rolling Biologics License Application, or BLA, for the use of metreleptin to treat diabetes and/or hypertriglyceridemia in pediatric and adult patients with inherited or acquired lipodystrophy. We plan to submit the chemistry, manufacturing and controls section of the BLA to the FDA in the first half of 2012. Because lipodystrophy affects a very small number of patients, metreleptin as a treatment for lipodystrophy has received orphan drug designation by the FDA. If we receive fast-track and priority-review designation, we believe this could translate to a PDUFA action date by the end of 2012.

In October 2009, we entered into a worldwide exclusive license, development and commercialization agreement with Takeda to co-develop and commercialize pharmaceutical products for the treatment of obesity and related indications. The agreement includes compounds from our and Takeda’s obesity research programs. We are responsible for executing development activities for potential products through phase 2 for regulatory approval in the United States. Takeda will lead development activities beyond phase 2 in the United States and all development activities outside the United States. The companies initially selected the combination treatment of pramlintide/metreleptin for advancement toward Phase 3 development. In August 2011, we and Takeda announced that we are discontinuing the development of pramlintide/metreleptin for the treatment of obesity and will continue to evaluate other assets as potential candidates for the treatment of obesity and related indications under the terms of the Takeda Agreement.

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

Overview Summary

Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to May 2005 were derived from fees and expense reimbursements under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements and previous co-promotion agreements. During the second quarter of 2005, we began to derive revenues from product sales of BYETTA and SYMLIN. At September 30, 2011, our accumulated deficit was approximately $2.2 billion.

At September 30, 2011, we had approximately $445.8 million in cash, cash equivalents and short-term investments and $15 million of restricted cash. Although we have yet to consistently generate positive operating cash flows, we intend to continue to improve our operating results and reduce our use of cash for operating activities in 2011 compared to 2010. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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

There were no significant changes in critical accounting policies from those at December 31, 2010. The financial information as of September 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010, contained in our annual report on Form 10-K filed on February 25, 2011.

For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on February 25, 2011.

Results of Operations

Comparison of three and nine months ended September 30, 2011 to three and nine months ended September 30, 2010

Net Product Sales

Net product sales consist of shipments of BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers. The following table provides information regarding net product sales (in millions):

	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2011	2010		2011	2010
BYETTA	$128.1	$132.4	$(4.3)	$385.1	$422.9	$(37.8)
SYMLIN	27.0	21.6	5.4	75.6	65.9	9.7

	155.1	154.0	$1.1	$460.7	$488.8	$(28.1)

The decrease in net product sales for BYETTA in the current period primarily reflects reduced prescription demand due to new entrants to the market, partially offset by the net impact of pricing actions. The increase in net product sales for SYMLIN in the current period reflects the net impact of price actions, partially offset by reduced prescription demand.

Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the potential approval of additional products including BYDUREON, regulatory matters, legislative changes, economic factors and other environmental factors. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care and Education Reconciliation Act. There are a number of provisions in the new legislation that will impact the pharmaceutical industry through increased discounts and an expansion of government funded insurance programs. Beginning in January 2011, drug manufacturers provide a discount of 50 percent of the patient’s cost of branded prescription drugs for Medicare Part D participants who are in the “donut hole” (the coverage gap in Medicare prescription drug coverage). Our rebate allowance includes an accrual for our estimated share of the donut hole costs associated with product sales made through September 30, 2011 and was calculated using historical Part D utilization information provided by the Center for Medicare and Medicaid Services and third party market research data. The rebate allowance provided each quarter will vary depending upon estimated utilization rates.

Revenues Under Collaborative Agreements

The following table summarizes the components of revenues under collaborative agreements for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2011	2010		2011	2010
Amortization of up-front payments and royalty revenues	$4.9	$1.9	$3.0	$10.0	$5.6	$4.4
Recognition of milestone payments	15.0	0.2	14.8	15.0	0.2	14.8

	$19.9	2.1	$17.8	$25.0	$5.8	$19.2

For the three and nine months ended September 30, 2011 the amortization of the up-front payments and royalty revenues consist of the amortization of the up-front payment we received from Takeda and royalty revenues from sales of exenatide outside the United States . For the three and nine months ended September 30,

2010 the amortization of the up-front payments and royalty revenues consist of only the amortization of the up-front payment we received from Takeda. At the end of the first quarter of 2011, the cumulative gross margin threshold for sales of exenatide outside the United States was achieved; therefore we did not record royalties during the same periods of 2010. The royalties are based on the gross profits of exenatide sales outside the United States and are tiered. Milestone payments for the three and nine months ended September 30, 2011 consist of a $15.0 million milestone payment in connection with Lilly’s July 2011 launch of BYDUREON in the European Union.

For the year ended December 31, 2011 we expect to recognize $7.5 million of collaborative revenue in connection with the ratable amortization of the up-front payment we received from Takeda. We expect the total amount of royalty revenues earned in 2011 will be less than $5 million.

Costs and Expenses

The following table provides information regarding our costs and expenses (in millions):

	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2011	2010		2011	2010
Cost of Goods Sold	$11.7	$12.7	$(1.0)	$36.1	$47.6	$(11.5)
Gross margin %	92%	92%		92%	90%
Selling, general and administrative	$63.1	$70.0	$(6.9)	$192.9	$214.3	$(21.4)
Research and development	$46.6	$51.2	$(4.6)	$133.5	$145.6	$(12.1)
Collaborative profit sharing	$59.0	$61.2	$(2.2)	$179.5	$194.1	$(14.6)
Restructuring	$2.5	$6.0	$(3.5)	$5.5	$9.5	$(4.0)

Cost of Goods Sold

Cost of goods sold is comprised primarily of manufacturing costs associated with BYETTA and SYMLIN sales during the period. The gross margin for the three month period ended September 30, 2011 remained unchanged from the same period in 2010. The gross margin for the nine month period ended September 30, 2011 improved compared to the same period in 2010 and reflects higher net sales prices and lower unit costs driven by operating efficiencies and production volumes. For the remainder of 2011 we expect our gross margins for BYETTA and SYMLIN to be at least 90%. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for both the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily reflects lower expenses associated with BYDUREON pre-launch activities and reduced business infrastructure spending resulting from continued efforts to drive efficiencies in the business, partially offset by increased legal expenses incurred in connection with the Lilly litigation as discussed below.

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

Our research and development efforts are focused on diabetes, obesity and other diseases. We also maintain an active discovery research program. In diabetes we are developing BYDUREON for approval in the United States. In obesity, we are evaluating certain assets with our partner Takeda as potential candidates for the treatment of obesity and related indications under the terms of our collaboration agreement with Takeda.

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2011	2010(1)		2011	2010(1)
Diabetes(2)	$20.9	$29.9	$(9.0)	$66.7	$77.4	$(10.7)
Obesity and related indications	11.6	4.6	7.0	24.0	10.6	13.4
Research and early-stage programs	4.1	3.8	0.3	11.6	17.4	(5.8)
Indirect costs	10.0	12.9	(2.9)	31.2	40.2	(9.0)

Total research and development expenses	$46.6	$51.2	$(4.6)	$133.5	$145.6	$(12.1)

(1)	Research and development expenses by project for the three and nine months ended September 30, 2010 have been revised to conform to the current year presentation.
(2)	Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which are shared by Lilly pursuant to our collaboration agreement. Cost-sharing payments received from Lilly are recorded as a reduction to research and development costs. Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were $16.7 million and $22.5 million for the three months ended September 30, 2011 and 2010, respectively and were $51.9 million and $51.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The decrease in research and development expenses for the both the three and nine months ended September 30, 2011 as compared to the same periods in 2010 largely reflects our ongoing efforts to reduce our infrastructure costs. The decreased spending for our diabetes program for both the three and nine months ended September 30, 2011 compared to the same periods of 2010 was due to reduced spending for BYDUREON pre-launch inventory manufacturing. For the nine months ended September 30, 2011, the decreased spending for BYDUREON pre-launch inventory manufacturing was partially offset by increased spending on our BYDUREON cardiovascular outcomes study (EXSCEL). The increased spending on programs for obesity and related indications for both the three and nine months ended September 30, 2011 compared to the same periods of the prior year related to spending on our lipodystrophy development program and a one- time contract termination charge associated with the third quarter discontinuation of the pramlintide/metreleptin program for obesity. The decreased spending for our research and early-stage programs for the nine months ended September 30, 2011 compared to the same period of 2010, as well as the decreased in spending for our indirect costs for both the three and nine months ended September 30, 2011 compared to the same periods of 2010, reflect our ongoing efforts to manage our expenses.

Collaborative Profit Sharing

Collaborative profit sharing was $59.0 million and $61.2 million for the three months ended September 30, 2011 and 2010, respectively, and $179.5 million and $194.1 million for the nine months ended September 30, 2011 and 2010, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States.

Restructuring

The restructuring charges recorded for the three months ended September 30, 2011 and 2010 primarily consist of facilities-related charges, and the restructuring charges recorded for the nine months ended September 30, 2011 and 2010 consist of employee separation costs and facilities-related charges. The facilities-related restructuring charges recorded in the three months ended September 30, 2011 relate to revised estimated losses associated with the San Diego facility leases we ceased using in 2008 based upon recently executed sub-lease agreements and a related reassessment of current market conditions. We are continuing to assess our facility requirements for our San Diego campus and may record additional facilities-related charges over the next several quarters, but cannot quantify the amount at this time.

Interest and Other Expense, net

The following table provides information regarding our interest and other expense, net (in millions):

	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2011	2010		2011	2010
Interest and other income	$0.9	$0.8	$0.1	$1.5	$2.0	$(0.5)
Interest and other expense	(6.3)	(6.3)	—	(21.7)	(18.5)	(3.2)
Loss on impairment of investments	—	(0.2)	0.2	—	(0.2)	0.2

Total interest and other expense, net	$(5.4)	$(5.7)	$0.3	$(20.2)	$(16.7)	$(3.5)

Interest and other income consist primarily of interest income from investment of cash and other investments. Interest and other income in the three months ended September 30, 2011 remained largely unchanged from the same period of 2010. Interest and other income decreased to $1.5 million for the nine months ended September 30, 2011 from $2.0 million for the same period in 2010. The decrease primarily reflects lower average balances available for investment and lower interest rates earned on our short-term investments in the nine months ended September 30, 2011 as compared to the same period in 2010.

Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations and amortization of debt issuance costs, net of amounts capitalized, and foreign exchanges gains and losses. Interest and other expense in the three months ended September 30, 2011 consists of interest on our $575 million par value of outstanding convertible senior notes, interest on our $165 million loan from Lilly and the amortization of associated debt issuance costs. Total interest and other expense, net, for the three months ended September 30, 2011 was largely unchanged from the same period of 2010.

Interest and other expense in the nine months ended September 30, 2011 consists of interest on both the $575 million par value of outstanding convertible senior notes and the $200 million par value of outstanding convertible senior notes that matured and were repaid in April 2011, interest on our $165 million loan from Lilly and the amortization of associated debt issuance costs. During the second quarter of 2011 we drew down $165 million from the Lilly Loan. The increase in interest and other expense for the nine months ended September 30, 2011 primarily reflects a decrease in the interest capitalized to our Ohio manufacturing facility.

Net Loss

Our net loss for the nine months ended September 30, 2011 was $81.9 million compared to a net loss of $133.1 million for the same period in 2010. The decrease in net loss primarily reflects decreased selling, general and administrative expenses, research and development expenses and collaborative profit-sharing discussed above, partially offset by decreased net product sales. We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the level of product sales that we achieve for BYETTA, SYMLIN and BYDUREON, if approved. Our ability to achieve profitability in the future will also depend on our ability to continue to control our operating expenses, including ongoing expenses associated with the continued commercialization of BYETTA and SYMLIN, costs associated with the development and commercialization of BYDUREON, if approved in the United States, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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

At September 30, 2011, we had approximately $445.8 million in cash, cash equivalents and short-term investments, compared to $442.7 million at December 31, 2010. Our $200 million of 2.5% convertible senior notes were repaid on April 15, 2011 and in May 2011 we drew $165 million from the line of credit available from Lilly described below. We have demonstrated strong financial discipline over the last few years and we are committed to continuing to manage our expenses closely in-line with expected revenues. We will continue to aggressively manage our expenses to minimize the amount of cash we use for operating activities. We continue to evaluate opportunities to refinance existing indebtedness or raise additional funds. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future.

Our operating activities provided cash of $69.0 million and used cash of $43.6 million for our operating activities in the nine months ended September 30, 2011 and 2010, respectively. Our cash provided by operating activities in the nine months ended September 30, 2011 included cash provided due to decreases in inventories and other current assets of $12.2 million and $7.7 million, respectively, and increases in accounts payable and accrued liabilities, accrued compensation and deferred collaborative profit sharing of $16.7 million, $13.9 million and $16.0 million, respectively. The decrease in inventories largely reflects reductions in raw materials and finished goods inventory due to the timing and volume of production for BYETTA and SYMLIN. The decrease in other current assets is largely due to the receipt of a $10 million milestone payment from Lilly resulting from the December 2010 launch of BYETTA in Japan offset by an increase in amounts due to us from our collaborative partner, Takeda, in connection with the obesity program. The increase in accounts payable and accrued liabilities relates to an accrual for a one- time contract termination charge associated with the third quarter discontinuation of the pramlintide/metreleptin program for obesity, as well as an increase in accrued interest on debt due to the timing of interest payments. The increase in accrued compensation is due to accruals for bonuses; our management did not pay the corporate bonus for the year ended December 31, 2010. The increase in deferred collaborative profit sharing reflects payments due to us from Lilly for its 60% share of the capital expenditures we have made for the BYDUREON pen device. The improvement in operating cash flows for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is largely due to improvements in cash flows from working capital changes resulting from our efforts to manage our expenses. As we prepare for the United States commercial launch of BYDUREON, if approved, we expect our cash requirements for working capital will increase.

Our investing activities used cash of $99.4 million and provided cash of $88.6 million for the nine months ended September 30, 2011 and 2010, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment, net. Purchases of property, plant and equipment, net decreased to $41.3 million for the nine months ended September 30, 2011 from $75.6 million for the nine months ended September 30, 2010. The decrease in purchases of property reflects a reduction in purchases associated with our BYDUREON manufacturing facility, offset by costs incurred in connection with the BYDUREON pen device. Through September 30, 2011, we had expended $637.7 million associated with the construction of the BYDUREON manufacturing facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility. The initial capital investment for the pen device is expected to be $216.0 million and is being funded 60% by Lilly and 40% by us. Through September 30, 2011 we have incurred $204.9 million in capital expenditures associated with the pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $842.6 million. We have billed Lilly $103.8 million for its share of expenditures for the pen device and have received $99.7 million to date, of which $13.2 million is included in cash used for operating activities as discussed above. Additionally, we expect that our use of cash for capital expenditures will continue to decrease for the remainder of 2011 as compared to 2010 and will be principally focused on strategically investing in exenatide life cycle management, of which Lilly shares 60% of the costs. We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product lifecycle for BYDUREON, if approved in the United States.

Financing activities used cash of $26.7 million and $8.2 million for the nine months ended September 30, 2011 and 2010, respectively. Financing activities in the nine months ended September 30, 2011 include the repayment of our $200 million of 2.5% convertible senior notes, proceeds of $8.3 million from both the exercise of stock options and employee stock purchases through our employee stock purchase plan and proceeds of $165.0 million from a line of credit from Lilly. In October 2008, we entered into a loan agreement with Lilly pursuant to which Lilly made available to us a $165 million unsecured line of credit, and in May 2011 we drew $165 million on this line of credit. Interest due under this credit facility bears interest at 5.51% and is payable quarterly. All outstanding principal, together with all accrued and unpaid interest, are due and payable in May 2014.

Financing activities for the nine months ended September 30, 2010 include $23.4 million in principal payments of our term loan, partially offset by proceeds of $15.2 million from the exercise of stock options and proceeds from our employee stock purchase plan.

As of September 30, 2011 we had $10.5 million of standby letters of credit outstanding which are secured by $15 million of restricted cash pursuant to a Line of Credit and Cash Collateral Agreement entered into in December 2010.

The following table summarizes our contractual obligations and maturity dates as of September 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years		After 5 years
Long-term convertible debt	$575,000	$—	$575,000	$		$—
Interest on long-term convertible debt	51,750	17,250	34,500		—	—
Note payable to collaborative partner	165,000	—	165,000		—	—
Interest on note payable to collaborative partner	24,064	9,090	14,974		—	—
Inventory purchase obligations	87,068	61,806	25,262		—	—
Construction contracts	8,400	8,400	—		—	—
Operating leases	173,946	28,147	57,362		43,570	44,867

Total(1)	$1,085,228	$124,693	$872,098		$43,570	$44,867

(1)	Excludes long-term obligation of $7.1 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments up to $7.9 million associated with licensing agreements in the next 12 months. Additional milestones and other contingency payments of up to approximately $86.0 million could be paid if development and commercialization of all our early stage programs continue and are successful. The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, these payments would signify that the related products are moving successfully through development and commercialization.

Our future capital requirements will depend on many factors, including: the level of product sales we and Lilly achieve for BYETTA and BYDUREON, if approved in the United States, net of profit sharing payments to Lilly, and product sales for SYMLIN; costs associated with the continued commercialization of BYETTA and SYMLIN and the commercialization of BYDUREON, if approved in the United States; costs associated with the operation of our BYDUREON manufacturing facility; costs of potential licenses or acquisitions; the potential need to repay existing indebtedness; our ability to receive or need to make milestone payments; our ability, and the extent to which we establish collaborative arrangements for SYMLIN or any of our product candidates; progress in our research and development programs and the magnitude of these programs; costs involved in preparing, filing, prosecuting, maintaining, enforcing or defending our patents; competing technological and market developments; and costs of manufacturing, including costs associated with establishing our own manufacturing capabilities or obtaining and validating additional manufacturers of our products; and scale-up costs for our drug candidates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed. The fair value of our 2007 Notes at September 30, 2011 was approximately $511.8 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.	Controls and Procedures

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2011.

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

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims. As of September 30, 2011, we and Lilly were involved in approximately 109 separate product liability cases involving approximately 502 plaintiffs in various courts in the United States. Approximately 70 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff’s counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

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

We have experienced significant operating losses since our inception in 1987, including losses of $81.9 million for the nine months ended September 30, 2011, $152.3 million in 2010, $186.3 million in 2009 and $321.9 million in 2008. As of September 30, 2011, we had an accumulated deficit of approximately $2.2 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. We derived substantially all of our revenues prior to 2005 from development funding, fees and milestone payments under collaborative agreements and from interest income. BYETTA, SYMLIN and, if approved in the United States,

BYDUREON may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Even if we become profitable, we may not remain profitable.

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

Amylin’s manufacturing facility has been approved by the EMA for manufacturing BYDUREON for commercial distribution in the European Union. In order to manufacture BYDUREON at full scale, we must obtain approval for our manufacturing facility from the FDA. We cannot assure you that we will be able to successfully establish or operate such a facility in accordance with FDA regulations. The FDA has inspected our manufacturing facility and have made a number of observations all of which we believe have been addressed. Although we are working diligently to qualify the commercial-scale manufacturing process at this facility, we cannot be assured that we will be able to demonstrate comparability of product manufactured at development scale and product manufactured at commercial scale. If we are unable to demonstrate comparability of product, we may not be able to commercially launch BYDUREON in the United States in a timely manner or at all. In addition, we are dependent on Alkermes to supply us with commercial quantities of the polymer required to manufacture BYDUREON. We also will need to obtain sufficient supplies of diluent, solvents, devices, packaging and other components necessary for commercial manufacture of BYDUREON. If BYDUREON is approved in the United States, we will be dependent upon Mallinckrodt and Lonza to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in BYDUREON, and upon single suppliers to produce components for packaging BYDUREON.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Lilly, Merck & Co., Novartis, Novo Nordisk, Pfizer, Sanofi-Aventis, Roche and Takeda, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. For example, in 2010, Novo Nordisk obtained approval of and commercially launched a GLP-1 receptor agonist to treat type 2 diabetes. In addition, Lilly is developing a GLP-1 receptor agonist to treat type 2 diabetes and has announced a global alliance with Boehringer Ingelheim to jointly develop and commercialize a portfolio of diabetes compounds which Lilly has announced includes a SGLT-2 inhibitor and a DPP-IV inhibitor that has recently been approved by the FDA and the European Commission. These products all compete for patients in the diabetes space. It is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity and other metabolic disorders will increase.

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

Our target patient population for BYETTA includes people with diabetes who have not achieved adequate glycemic control with diet and exercise or by using metformin, sulfonylurea and/or a TZD, three common oral therapies for type 2 diabetes. Our target population for SYMLIN includes people with either type 2 or type 1 diabetes whose therapy includes multiple mealtime insulin injections daily. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products are available or in development to treat type 2 diabetes, including, for example:

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. As of September 30, 2011, we were involved in approximately 109 separate product liability cases, certain of which cases have been brought by individuals who allege they have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. We have also been notified of other claims of individuals who have not filed suit. We currently have limited product liability insurance coverage for existing claims and any future related claims and we expect to be largely self-insured for any future product liability risks that are not covered by existing insurance. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.

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

As of September 30, 2011, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 42% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

	High	Low
Year ending December 31, 2011
Fourth Quarter (through October 21, 2011)	$12.09	$8.03
Third Quarter	$14.60	$9.12
Second Quarter	$14.28	$11.00
First Quarter	$16.65	$10.25
Year ending December 31, 2010
Fourth Quarter	$21.95	$9.51
Third Quarter	$22.09	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
Year ending December 31, 2009
Fourth Quarter	$15.63	$11.01
Third Quarter	$15.69	$11.73
Second Quarter	$14.30	$8.56
First Quarter	$14.13	$7.89

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

ITEM 6.	Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4	Certificate of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as an exhibit to Registrant’s registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

4.2	Rights Agreement, dated as of June 17, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.3	First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.6	Loan Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company (filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on February 27, 2009 and incorporated herein by reference)

10.1	Amendment to Device Development and Manufacturing Agreement, dated July 8, 2011, between Registrant and Eli Lilly and Company.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Amylin Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.

Date: October 28, 2011	By:	/s/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial and accounting officer)