Form 10-Q
period 2012-03-31
AMYLIN PHARMACEUTICALS INC
filed 2012-05-07
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________________
FORM 10-Q

_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-19700
_________________________________________________________________
AMYLIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	33-0266089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9360 Towne Centre Drive San Diego, California	92121
(Address of principal executive offices)	(Zip code)
(858) 552-2200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________________
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 26, 2012
Common Stock, $.001 par value	162,852,182

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AMYLIN PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,401	$99,859
Short-term investments	231,225	104,206
Restricted cash	10,673	10,519
Accounts receivable, net	52,832	45,489
Inventories, net	135,507	111,959
Other current assets	57,611	49,158
Total current assets	561,249	421,190
Property, plant and equipment, net	829,707	831,162
Intangible asset related to reacquired economic interest, net	266,061	273,842
Economic interest in exenatide products to be reacquired as a business	327,697	327,697
Other long-term assets	22,557	16,308
	$2,007,271	$1,870,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,673	$21,035
Accrued compensation	36,305	66,776
Payable to collaborative partner	3,568	29,140
Restructuring liability, current portion	5,226	8,405
Promissory note related to revenue sharing obligation, current portion	68,304	63,552
Deferred revenue, current portion	7,500	7,500
Loss protection liability	37,283	—
Other current liabilities	98,347	99,609
Total current liabilities	290,206	296,017
Deferred revenue, net of current portion	49,375	51,250
Restructuring liability, net of current portion	23,079	23,877
Convertible senior notes	503,274	496,037
Note payable, net of discount	155,602	155,064
Promissory note related to revenue sharing obligation, net of current portion	947,092	924,306
Other long-term obligations, net of current portion	30,352	62,393
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 450,000 shares authorized, 162,579 and 146,289 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	162	146
Additional paid-in capital	2,750,744	2,506,013
Accumulated deficit	(2,742,619)	(2,643,579)
Accumulated other comprehensive income (loss)	4	(1,325)
Total stockholders’ equity (deficit)	8,291	(138,745)
	$2,007,271	$1,870,199

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Net product sales	$150,586	$150,839
Revenues under collaborative agreements	3,100	1,875
Total revenues	153,686	152,714
Costs and expenses:
Cost of goods sold	34,557	12,544
Selling, general and administrative	110,348	64,625
Research and development	51,236	41,915
Collaborative profit sharing	—	59,851
Amortization of acquired intangible assets	7,780	—
Loss on fair value adjustments	3,947	—
Restructuring	151	2,858
Total costs and expenses	208,019	181,793
Operating loss	(54,333)	(29,079)
Interest and other expense, net	(44,707)	(8,245)
Net loss	$(99,040)	$(37,324)
Net loss per share, basic and diluted	$(0.66)	$(0.26)
Shares used in computing net loss per share, basic and diluted	150,365	144,787

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended, March 31,
	2012	2011
Net loss	$(99,040)	$(37,324)
Net unrealized gain on investments	1,329	94
Comprehensive net loss attributable to Amylin Pharmaceuticals, Inc. shareholders	$(97,711)	$(37,230)

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended, March 31,
	2012	2011
Operating activities:
Net loss	$(99,040)	$(37,324)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	24,242	12,888
Interest expense and debt discount accretion on promissory note related to revenue sharing obligation	33,625	—
Accretion of debt discount and amortization of debt issuance costs	5,316	4,575
Employee stock-based compensation	9,158	7,917
Stock-settled compensation accruals	7,698	4,238
Restructuring	—	539
Deferred revenue amortization	(1,875)	(1,875)
Change in fair value of assets and liabilities carried at fair value	9,197	—
Other non-cash expenses	28	27
Changes in operating assets and liabilities:
Accounts receivable	(7,343)	2,719
Inventories	(24,962)	9,110
Other current assets	(3,818)	13,551
Accounts payable and accrued liabilities	11,480	4,162
Accrued compensation	(21,673)	(704)
Payable to collaborative partner	(25,572)	1,505
Deferred collaborative profit sharing	—	2,808
Restructuring liabilities	(3,977)	(1,074)
Other assets and liabilities, net	(5,841)	40
Net cash flows provided by (used for) operating activities	(93,357)	23,102
Investing activities:
Purchases of short-term investments	(184,090)	(62,550)
Sales and maturities of short-term investments	57,334	128,550
Increase of restricted cash	(154)	—
Purchases of property, plant and equipment	(10,350)	(10,014)
Increase (decrease) in other long-term assets	(795)	212
Net cash flows (used for) provided by investing activities	(138,055)	56,198
Financing activities:
Issuance of common stock, net	211,041	4,329
Revenue sharing obligation payment	(6,087)	—
Net cash flows provided by financing activities	204,954	4,329
Change in cash and cash equivalents	(26,458)	83,629
Cash and cash equivalents at beginning of period	99,859	164,521
Cash and cash equivalents at end of period	$73,401	$248,150
Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$255	$419
Non-cash dispositions of property, plant and equipment	$—	$181
Non-cash interest capitalized to property, plant and equipment	$2,852	$2,648
Non-cash financing activities:
Shares contributed as employer 401(k) match	$3,243	$3,956
Shares contributed to employee stock ownership plan	$13,253	$16,456

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as we, us or Amylin) Annual Report on Form 10-K for the year ended December 31, 2011.
Revenue Recognition
Net Product Sales
We sell BYDUREONTM (exenatide extended-release for injectable suspension) and BYETTATM (exenatide) injection for the treatment of type 2 diabetes and SYMLINTM (pramlintide acetate) injection for the treatment of type 1 and type 2 diabetes primarily to wholesale distributors, who, in turn, sell to retail pharmacies and government entities. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and we have no further obligations. We record product sales net of allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers at the time of sale and report product sales net of such allowances. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.
We record all United States BYDUREON, BYETTA and SYMLIN product sales. With respect to BYETTA, for the three months ended March 31, 2011 we determined that we were qualified as a principal based on our responsibilities under our contracts with Eli Lilly and Company, or Lilly, which included manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers. As further described in Note 6, as a result of our November 2011 Settlement and Termination Agreement with Lilly, full responsibility for the commercialization of exenatide in the U.S. was transferred to Amylin effective November 30, 2011.
Revenues Under Collaborative Agreements
Revenues under collaborative agreements consist of the amortization of product and technology license fees and milestone payments earned. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Royalty revenue is earned on annual gross margins for all exenatide products sold outside of the U.S. and is recorded based upon gross margins for such sales.
Collaborative Profit-Sharing
Collaborative profit-sharing relates to our former collaborative agreement with Lilly and represents Lilly’s 50% share of the gross margin for BYETTA sales in the United States. As further described in Note 6, as a result of the Termination Agreement, full responsibility for the commercialization of exenatide in the U.S. was transferred to Amylin effective November 30, 2011, therefore we no longer record collaborative profit-sharing in connection with sales of exenatide products in the United States.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $0.7 million and $2.1 million at March 31, 2012 and December 31, 2011, respectively.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair value measurements as of
	March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73,401	$12,983	$60,418	$—
Short-term investments	231,225	3,000	228,225	—
Restricted cash	10,673	10,673	—	—
Deferred compensation plan assets	9,745	2,143	7,602	—
Embedded derivative (2)	2,441	—	—	2,441
	$327,485	$28,799	$296,245	$2,441
Liabilities:
Deferred compensation plan liabilities	$9,745	$2,143	$7,602	$—
Loss protection liability carried at fair value (3)	50,366	—	—	50,366
	$60,111	$2,143	$7,602	$50,366

	Fair value measurements as of
	December 31, 2011
	Total	Level 1 (1)	Level 2 (1)	Level 3
Assets:
Cash and cash equivalents	$99,859	$61,850	$38,009	$—
Short-term investments	104,206	—	104,206	—
Restricted cash	10,519	10,519	—	—
Deferred compensation plan assets	8,192	990	7,202	—
Embedded derivative (2)	7,690	—	—	7,691
	$230,466	$73,359	$149,417	$7,691
Liabilities:
Deferred compensation plan liabilities	$8,192	$990	$7,202	$—
Loss protection liability carried at fair value (3)	46,419	—	—	46,419
	$54,611	$990	$7,202	$46,419

(1) During 2012, the company changed how it categorizes amounts within the fair value hierarchy and thus, certain amounts now reported as Level 2 fair value instruments at March 31, 2012 were previously shown as Level 1 and have been reclassified.
(2) The embedded derivative is associated with the promissory note related to the Revenue Sharing Obligation, or RSO, issued in connection with the Termination Agreement (see Note 6). The embedded derivative represents embedded options which would allow Amylin to discharge all or a portion of the obligation under certain circumstances (see Note 8 for the terms of the RSO). The fair value of the embedded derivative is calculated using a probability weighted expected return method, or PWERM. Significant inputs to the valuation include the following:

•	Management's estimates of total revenue of exenatide products over the period in which the RSO is to be repaid;

•
A variety of scenarios under which management estimated the probability that BYDUREONTM (exenatide for extended-release injectable suspension) would be approved by the U.S. Food and Drug Administration , or the FDA, prior to June 30, 2014;

•	A variety of scenarios under which all exenatide products would be removed from certain geographic markets for safety or efficacy reasons and remain unsalable for four consecutive years.
(3) The loss protection liability arose in connection with the Termination Agreement (see Note 6) and relates to payments required to be made prior to the final transfer of the markets outside the United States from Lilly to Amylin. The maximum that could be paid under the loss protection liability is $60.0 million over the period January 1, 2012 through December 31, 2013. The fair value of the loss protection liability is calculated using a PWERM. Significant inputs to the valuation include the following:

•	Financial projections for markets outside the United States, or the OUS markets, which were provided to Amylin's management by Lilly;

•
A variety of scenarios under which management estimated the extent to which these financial projections would be achieved, and the resulting payouts of the amounts that could be made for the twelve months ended December 31, 2012 and 2013.

The greatest drivers of variability in this liability are the estimated losses subject to the guarantee and variations in the discount rates used in the valuation.
The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012 (in thousands):

Derivative Asset - Embedded Option carried at fair value
Assets:
Embedded derivative:
Balance at January 1, 2012	$7,691
Adjustment to fair value charged to interest and other expense, net	(5,250)
Balance at March 31, 2012	$2,441

Loss Protection Liability carried at fair value
Liabilities:
Loss protection liability carried at fair value:
Balance at January 1, 2012	$46,419
Adjustment to fair value charged to operating expense	3,947
Balance at March 31, 2012	$50,366

The fair value adjustment related to the embedded derivative represents the change in the fair value of the embedded option that relates to BYDUREON approval. The RSO contains provisions whereby Amylin's obligation under the RSO could change. Specifically, in the event Amylin did not receive FDA approval of BYDUREON by June 30, 2014, the RSO could have been fully discharged. As FDA approval of BYDUREON was received on January 27, 2012, the option to discharge the RSO obligation is no longer available to us, therefore the value of the related embedded option was reduced to zero.
The fair value adjustment related to the loss protection liability arose from our quarterly assessment of the fair value of the estimated loss protection we would be likely to pay to Lilly under this obligation and is primarily related to a change in the discount rate based on the contractual timing of the payment.
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
Per Share Data
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Three months ended, March 31,
	2012		2011
Antidilutive options and awards to purchase common stock	974		545
Antidilutive shares underlying convertible senior notes	9,416	(1)	15,238
	10,390		15,783

(1)	In April 2011, we repaid $200 million of convertible senior notes which matured on April 15, 2011. There were 5.8 million antidilutive shares underlying the repaid convertible senior notes.
In future periods, if we report net income and the common share equivalents for our convertible senior notes are dilutive, the common stock equivalents will be included in the weighted average shares computation and interest expense related to the notes will be added back to net income to calculate diluted earnings per share.
Accounting for Stock-Based Compensation
We utilize the fair value method of accounting for stock-based compensation arrangements. Accordingly, we expense the estimated fair value of non-cash stock-based awards granted to our employees over the requisite employee service period, which is generally the vesting period. Total employee non-cash stock-based compensation expense by operating statement classification was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Selling, general and administrative expenses	$6,302	$5,539
Research and development expenses	2,856	2,378
	$9,158	$7,917
Non-cash stock-based compensation expense during the three month periods ended March 31, 2012 and 2011 related to stock-based awards consisting of stock options, time and performance based restricted stock units and employee stock purchase rights. At March 31, 2012, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $52.2 million, which is expected to be recognized over a weighted-average period of 2.6 years. We issued 0.6 million shares upon the exercise of stock options in the three months ended March 31, 2012.

In addition to the stock-based compensation discussed above, we also recorded expense associated with our Employee Stock Ownership Plan, or ESOP, and our 401(k) plan. The breakdown of non-cash ESOP and 401(k) expense by operating statement classification for each of the three month periods ended March 31, 2012 and 2011 is presented below (in thousands):

	Three months ended, March 31,
	2012	2011
Selling, general and administrative expenses	$4,383	$2,536
Research and development expenses	3,315	1,702
	$7,698	$4,238
Consolidation
The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Amylin Ohio, LLC, and Amylin Investments, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income ” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. We adopted both ASUs effective January 1, 2012. The adoption of this new guidance did not have a material impact on our financial statements.
In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements". The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted this ASU effective January 1, 2012. The adoption of this new guidance did not have a material impact on our financial statements.
2. Short-term Investments
Our short-term investments, consisting principally of debt securities, are classified as available-for-sale and are stated at fair value based upon significant other observable inputs (Level 2 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. For investments in mortgage-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively as appropriate. Such amortization is included in interest income. Realized gains and losses are included in interest income and declines in value judged to be other-than-temporary on available-for-sale securities are included in impairment loss on investments, a component of other expense. In assessing potential impairment of our short-term investments, we evaluate the impact of interest rates, potential prepayments on mortgage-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and our intent and ability not to sell the security in order to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.
The following is a summary of short-term investments as of March 31, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
March 31, 2012
Obligations of U.S. Government-sponsored enterprises	$60,758	$8	$(26)	$60,740
Corporate debt securities	169,378	1,145	(38)	170,485
Total	$230,136	$1,153	$(64)	$231,225
December 31, 2011
Obligations of U.S. Government-sponsored enterprises	$40,914	$3	$(45)	$40,872
Corporate debt securities	62,466	890	(22)	63,334
Total	$103,380	$893	$(67)	$104,206

(1) The unrealized gains on investments in available-for-sale securities, net of tax effects were $0.7 million and $0.5 million at March 31, 2012 and December 31, 2011, respectively. Additionally, other comprehensive loss included unrealized losses, net of tax effects of $0.7 million and $1.8 million, on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at March 31, 2012 and December 31, 2011, respectively.
Contractual maturities of short-term investments at March 31, 2012 were as follows (in thousands):

Fair Value
Due within 1 year	$160,149
After 1 but within 5 years	68,799
After 5 but within 10 years	—
After 10 years	2,277
Total	$231,225
For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S Government-sponsored enterprises in the table above.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S Government-sponsored enterprises	$19,960	$(18)	$1,855	$(8)	$21,815	$(26)
Corporate debt securities	52,524	(38)	—	—	52,524	(38)
	$72,484	$(56)	$1,855	$(8)	$74,339	$(64)
Our investments had gross unrealized losses of $0.1 million for both March 31, 2012 and December 31, 2011. The unrealized losses on our investments in marketable securities are due in most instances to the increased volatility in the markets impacting the classes of securities we invest in and not deterioration in credit ratings. Our investments generally have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

3. Inventories, net
Inventories are stated at the lower of cost or market (net realizable value) and net of a valuation allowance for potential excess or obsolete material of $0.2 million at March 31, 2012. There was no valuation allowance as of December 31, 2011. Cost is determined by the first-in, first-out method.
Raw materials consist of bulk drug material for BYETTA, SYMLIN and BYDUREON. Work-in-process inventories consist of in-process vials for BYDUREON, in-process BYETTA cartridges and in-process SYMLIN cartridges. Finished goods inventories consist of BYDUREON, BYETTA and SYMLIN drug product in disposable delivery systems.
We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.
Inventories, net consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$95,934	$74,793
Work-in-process	29,657	30,155
Finished goods	9,916	7,011
	$135,507	$111,959

4. Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$20,790	$24,669
Interest and other receivables	27,076	16,297
Other current assets	9,745	8,192
	$57,611	$49,158

5. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued rebates	$37,931	$45,862
Accrued expenses	46,576	43,458
Other current liabilities	13,840	10,289
	$98,347	$99,609

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
Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expenses and amounts due to our collaborative partners related to sharing of commercialization expenses are generally reflected as selling, general and administrative expenses. Milestone payments and up-front payments received are generally reflected as collaborative revenue as discussed above in Note 1, and milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments that we make related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as collaborative revenues and royalties paid are generally reflected as cost of goods sold.
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

Collaboration with Eli Lilly and Company
In September 2002, we and Lilly entered into a Collaboration Agreement for the global development and commercialization of exenatide, or the Lilly Agreement. On November 7, 2011 we and Lilly entered into a Settlement and Termination Agreement, or the Termination Agreement, to terminate our collaboration for exenatide and resolve the outstanding litigation between the companies. As part of the agreement, the parties agreed to transition full responsibility for the worldwide development and commercialization of exenatide to Amylin, starting in the U.S. on November 30, 2011, progressing to all markets by the end of 2013. Under the agreement, the companies completed the U.S. Transition on November 30, 2011, or the U.S. Transition Date, and the OUS Transition will occur no later than December 31, 2013. In the event the OUS transition does not occur by December 31, 2013, the agreement contains various provisions with respect to future rights and obligations of each party that extend beyond December 31, 2013.
The Lilly Agreement included BYETTA, our twice-daily formulation of exenatide for the treatment of type 2 diabetes, and any sustained release formulations of exenatide such as BYDUREON, our once-weekly formulation of exenatide for the treatment of type 2 diabetes, which received FDA approval on January 27, 2012. Under the terms of the Lilly Agreement, operating profits from products sold in the United States were shared equally between us and Lilly through November 30, 2011, which is the date Lilly’s involvement in the United States commercial operations ceased. Lilly was responsible for 53% of shared exenatide global development and commercialization expenses that generate utility both in the United States and outside the United States through the U.S. Transition Date; we were responsible for 47% of these expenses. Lilly is responsible for 100% of all exenatide development and commercialization expenses that generate utility predominantly outside of the U.S. until the OUS Transition is complete. The Lilly Agreement provided for tiered royalties payable to us by Lilly based upon the annual gross margin for all OUS exenatide product sales and the Termination Agreement also provides for the payment of such royalties through the date the OUS Transition is complete. Royalty payments for OUS exenatide product sales commenced during the second quarter of 2011 upon the achievement of a one-time cumulative gross margin threshold.
In October 2008, we and Lilly entered into an Exenatide Once Weekly Supply Agreement, or the Supply Agreement, pursuant to which we agreed to supply commercial quantities of BYDUREON for sale in the United States and outside the United States. In connection with the Termination Agreement, the Supply Agreement was amended and restated effective November 7, 2011, or the Amended and Restated Supply Agreement, pursuant to which Lilly will pay Amylin a fixed price for product supplied under the agreement. Under the terms of the Amended and Restated Supply Agreement, we are required to manufacture BYDUREON intended for commercial sale by Lilly in jurisdictions outside the United States through the OUS Transition period.

The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

	Classification within Consolidated Statements of Operations	Three Months Ended
Activity		March 31, 2012	March 31, 2011
Gross margin sharing	Collaborative profit sharing	$—	$59,851
Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$—	$17,346
Cost-sharing payments due from Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Reduction of selling, general and administrative expense	$—	$3,337
Collaboration with Alkermes, Inc.
In May 2000 we entered into a development and license agreement with Alkermes Controlled Therapeutics, Inc. II, or Alkermes, a subsidiary of Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies. The development and license agreement, or the Alkermes Agreement, was amended in 2005 and provides for Alkermes to assist us in the development, manufacture and commercialization of BYDUREON. Under the terms of the Alkermes Agreement, Alkermes has transferred to us its technology for manufacturing BYDUREON. We are responsible for manufacturing BYDUREON for commercial sale. In exchange, Alkermes is entitled to receive funding for research and development. During the three months ended March 31, 2012 we paid Alkermes a $7.0 million milestone upon the commercial launch of BYDUREON in the United States. Alkermes is also entitled to receive royalties on any product sales. In addition to the collaboration agreement, Alkermes is supplying us with the polymer materials required for the commercial manufacture of BYDUREON under a Supply Agreement dated December 29, 2007.
Collaboration with Takeda Pharmaceutical Company, Ltd.
On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the Takeda Agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the Takeda Agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of March 31, 2012 deferred revenue associated with the Takeda collaboration equaled $56.9 million, of which $49.4 million is classified as long-term.
The following is a summary of activity related to the Takeda Agreement and the location in the consolidated statements of operations (in thousands):

		Three Months Ended
Activity	Classification within Consolidated Statements of Operations	March 31, 2012	March 31, 2011
Amortization of up-front payments	Revenues under collaborative agreements	$1,875	$1,875
Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$758	$5,018

7. Restructuring
During the three months ended March 31, 2012 we recorded restructuring charges of $0.2 million consisting primarily of facilities related charges. During the three months ended March 31, 2011 we recorded restructuring charges of $2.9 million consisting primarily of employee separation costs and asset impairment charges.
The following table sets forth activity in the restructuring liability for recent restructuring activities for the three months ended March 31, 2012, which is comprised of employee separation costs and facilities-related charges (in thousands):

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2011	$2,145	$30,137	$32,282
Accruals	—	151	151
Payments	(2,032)	(2,834)	(4,866)
Accretion of sub-lease expense	—	738	738
Balance at March 31, 2012	$113	$28,192	$28,305
We are continuing to assess our facility requirements for our San Diego campus as a result of this and our prior restructurings and could record additional facilities-related charges over the next several quarters.

8. Indebtedness
Our indebtedness is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Current portion:
Promissory note related to revenue sharing obligation	$68,304	$63,552
Current portion of indebtedness	$68,304	$63,552
Non-current portion:
Convertible senior notes, net of debt discount	$503,274	$496,037
Notes payable, net of debt discount	155,602	155,064
Promissory note related to revenue sharing obligation	947,092	924,306
Non-current portion of indebtedness	$1,605,968	$1,575,407
The following is a summary description of our indebtedness as of March 31, 2012:
Promissory Note Related to Revenue Sharing Obligation
On November 7, 2011 we entered into a secured promissory note with Lilly, the RSO, under which we agreed to pay to Lilly a principal sum of $1.2 billion, plus interest. Repayments on the Secured Promissory Note are determined based upon the quarterly net sales of exenatide products. The RSO has a scheduled maturity of December 31, 2036, however we may prepay all or any portion of the balance without penalty.
The following table summarizes the principal amount of the liability component (including accrued interest), the unamortized discount and net carrying amount of the RSO as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Promissory note related to revenue sharing obligation —Due December 31, 2036
Principal amount, including accrued interest	$1,230,632	$1,209,109
Unamortized debt discount	(215,236)	(221,251)
Net carrying amount	1,015,396	987,858
Less current portion	(68,304)	(63,552)
Non-current portion	$947,092	$924,306
The significant terms of the RSO are discussed below.
Interest accruals. Interest on the RSO accrues and compounds in an amount equal to 2.295% of the total RSO balance outstanding on the last day of the calendar quarter (with an annual effective rate of 9.5%). Interest is not payable in cash when it accrues, but is instead added to the then outstanding principal amount of the RSO on the last day of each quarter.
Debt discount amortization. The debt discount is being amortized to interest expense over the expected term of the RSO at an effective interest rate of 14.4% for the three months ended March 31, 2012.
Calculation of payment amounts. Amylin is required to make quarterly payments on the RSO in an amount equal to 15% of net sales for exenatide products for the immediate preceding calendar quarter. For the period commencing with December 1, 2011 through and including December 31, 2013, Amylin is obligated to make payments on the RSO equal to the greater of (i) 15% of net sales for exenatide products in the United States and, if control of an OUS jurisdiction has transitioned to Amylin from Lilly, net sales for exenatide products in those OUS jurisdictions, for the immediately preceding calendar quarter or (ii) 15% of 80% of a product revenue forecast that was mutually agreed upon by both Amylin and Lilly. In the event Amylin receives upfront or milestone payments from a third party in connection with an agreement with respect to exenatide products, Amylin is obligated to make payments on the RSO equal to 20% of such upfront or milestone payments. The minimum annual RSO payments Amylin could be required to make for the years ended December 31, 2012 and 2013 is $61.3 million and $86.5 million, respectively.
Provisions related to repayment. The repayment terms for the RSO contain provisions whereby the obligation under the RSO could change under certain circumstances. The RSO could be fully discharged in the event (i) BYDUREON is not approved by June 30, 2014 and (ii) in the event all exenatide products are removed from the US, all of Europe or both for safety or efficacy reasons and continuing for a period of four years. These options were accounted for as embedded derivatives. The FDA approved BYDUREON on January 27, 2012 therefore the provision related to BYDUREON approval has expired. The provision related to removal of exenatide products from the market for safety or efficacy reasons is considered to have a very low likelihood of occurrence. See the Fair Value Measurements discussion in Note 1, regarding the considerations associated with valuing these embedded derivatives as of March 31, 2012.
Security Agreement and Events of Default. Amylin, Amylin Ohio LLC and Lilly entered into a Security Agreement pursuant to which Amylin and Amylin Ohio LLC granted to Lilly, as collateral to secure the RSO, a security interest in intellectual property relating to the exenatide products, U. S. regulatory approvals relating to the exenatide products, certain third party license agreements, certain deposit accounts into which counterparties of such license agreements are required to make payments, certain third party supply agreements, inventory and a supply agreement for BYDUREON entered into between Amylin’s wholly-owned subsidiary Amylin Ohio LLC and Amylin, collectively referred to as the Collateral. On November 7, 2011, Amylin Ohio LLC and Lilly entered into a Subsidiary Guarantee Agreement, or the Guarantee, pursuant to which Amylin Ohio LLC provided a guarantee of the Secured Obligations to Lilly. Any Amylin affiliate that owns Collateral is required to become a grantor under the Security Agreement and guarantee the RSO.
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

Convertible Senior Notes
The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our convertible senior notes (in thousands):

	March 31, 2012	December 31, 2011
2007 Notes—Due June 15, 2014
Principal amount	$575,000	$575,000
Unamortized debt discount	(71,726)	(78,963)
Net carrying amount	503,274	496,037
Total convertible senior notes, net	503,274	496,037
Less current portion	—	—
Non-current portion	$503,274	$496,037
In June 2007, we issued notes with an aggregate principal amount of $575 million in a private placement, and that are due June 15, 2014, referred to as the 2007 Notes. The 2007 Notes are senior unsecured obligations and rank equally with all other existing and future senior unsecured debt. The 2007 Notes bear interest at 3.0% per year, payable in cash semi-annually, and are initially convertible into a total of up to 9.4 million shares of common stock at a conversion price of $61.07 per share, subject to the customary adjustment for stock dividends and other dilutive transactions. We may not redeem the 2007 Notes prior to maturity. In addition, if a “fundamental change” (as defined in the associated indenture agreement) occurs prior to the maturity date, we will in some cases increase the conversion rate for a holder of notes that elects to convert its notes in connection with such fundamental change. The maximum conversion rate is 22.93 ($43.62 per share), which would result in a maximum issuance of 13.2 million shares of common stock if all holders converted at the maximum conversion rate. The principal amount of the 2007 Notes exceeds the current if-converted value.
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
The fair value of the 2007 Notes, determined by observed market prices within the Level 2 hierarchy, was $569.3 and $514.3 million at March 31, 2012 and December 31, 2011, respectively. Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The carrying amount of the equity component of the 2007 Notes was $180.3 million at March 31, 2012 and December 31, 2011. The net book value of debt issuance costs as of March 31, 2012 and December 31, 2011 was $3.5 million and $3.9 million, respectively. The debt discount and issuance costs are being amortized to interest expense over the term of the 2007 Notes, approximately two years of which remain as of March 31, 2012. The effective interest rate on the net carrying value of the 2007 Notes was 9.3% in the three months ended March 31, 2012 and 2011.

Note Payable
In October 2008, we and Lilly entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit. In May 2011 we drew $165 million from this facility, referred to as the Note Payable to Lilly. The interest rate on the Note Payable to Lilly is fixed at 5.51% and is due and payable quarterly in arrears on the first business day of each quarter and the initial maturity date was May 23, 2014. In connection with the Termination Agreement, the Note Payable to Lilly was amended and restated effective November 7, 2011 (“the Amended Note Payable to Lilly”). Under the terms of the Amended Note Payable to Lilly, the maturity date was extended to June 30, 2016; the interest rate on the Amended Lilly Loan remains fixed at 5.51% and interest continues to be due and payable quarterly in arrears on the first business day of each quarter. A portion of the consideration paid in connection with the Settlement and Termination Agreement represents the value Amylin received in connection with the extension of the maturity date of the Lilly Loan at a below market interest rate. The value representing the fee paid to extend the note at a below market interest rate was recorded as a discount on the Lilly Loan and is being accreted to interest expense over the remaining life of the loan. The unamortized balance of the discount on the Lilly Loan was $9.4 million and $9.9 million as of March 31, 2012 and December 31, 2011, respectively.

9. Stockholders’ Equity
In March 2012, we completed an underwritten public offering of 13.5 million shares of common stock, resulting in net proceeds to Amylin of $206.9 million.
In March 2012, we contributed approximately 0.8 million newly issued shares of our common stock, valued at $16.02 per share, to our ESOP for amounts earned by participants during the year ended December 31, 2011.
In February 2012, we contributed approximately 0.2 million newly issued shares of our common stock, valued at $15.53 per share, to our 401(k) plan for amounts earned by participants during the year ended December 31, 2011.
10. Commitments and Contingencies
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
As of March 31, 2012, if all such milestones are successfully achieved, the potential future milestone and other contingency payments we could be required to make under certain contractual agreements are approximately $235.4 million in aggregate, of which $5.3 million are expected to be paid within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $145.2 million as of March 31, 2012.
As of March 31, 2012, commitments associated with capital investments on the BYDUREON pen device are $4.0 million.
In December 2011, we entered into an Amended and Restated Letter of Credit and Cash Collateral Agreement with Bank of America which provides for the issuance of letters of credit under which we agreed to deliver cash collateral to Bank of America, the total of which equaled $10.7 million as of March 31, 2012. Additionally, as of March 31, 2012 we had issued $10.5 million of standby letters of credit, primarily in connection with office leases.
11. Interest and other expense, net
For the three months ended March 31, 2012 and 2011, interest and other expense, net is comprised of the following (in thousands):

	Three months ended, March 31,
	2012	2011
Interest and other income	$447	$303
Interest and other expense	(45,154)	(8,548)
Total interest and other expense, net	$(44,707)	$(8,245)

The following table summarizes the interest expense we capitalized associated with construction in progress for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended, March 31,
	2012	2011
Coupon interest expense	$4,318	$1,796
Non-cash interest from debt discount	2,852	2,648
Total capitalized interest	$7,170	$4,444

12. Litigation
From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.

Product Liability Litigation

As of March 31, 2012, we and Lilly were involved in approximately 95 separate product liability cases involving approximately 526 plaintiffs in various courts in the United States. Approximately 70 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff's counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Stockholder Litigation

On April 4, 2012, a derivative and putative class action titled Duane Howell v. Paulo F. Costa et al. (Case No. 37-2012-00095130) was filed by a putative stockholder in the Superior Court of the State of California for the County of San Diego. The complaint asserts claims for breach of fiduciary duty against our current directors arising out of, among other things, alleged responses by the directors to an alleged offer to acquire the Company. The complaint seeks, among other things, a declaration of breach of the directors' fiduciary duties, the establishment of a committee of independent directors or third party to evaluate strategic alternatives and potential offers for the Company, a prohibition of the directors from entering into certain contractual commitments that allegedly could harm the Company or its stockholders and an invalidation of the Company's shareholder rights plan. On May 1, 2012, the parties agreed to a temporary stay in the action, subject to Court approval.

Icahn Litigation

On April 12, 2012, an action titled Icahn Partners LP v. Amylin Pharmaceuticals, Inc. (Case No. 7418) was filed in the Court of Chancery of the State of Delaware. The complaint asserts claims arising out of the Company's response to the plaintiff's demand to inspect certain books and records of the Company purportedly pursuant to Section 220 of the Delaware General Corporation Law. The complaint seeks an order from the court compelling the Company to provide certain books and records to the plaintiff for purposes of inspection and copying.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed under the caption “Cautionary Factors That May Affect Future Results,” as well as those discussed elsewhere in this quarterly report on Form 10-Q or in our other public disclosures. You should consider carefully those cautionary factors, together with all of the other information included in this quarterly report on Form 10-Q. Each of the cautionary factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we are not presently aware of or that we currently believe are immaterial which could also impair our business and financial position. We disclaim any obligation to update any forward-looking statements.
Overview
We are a biopharmaceutical company committed to improving the lives of people with diabetes and other metabolic diseases through the discovery, development and commercialization of innovative medicines. We are marketing the first and only once-weekly diabetes treatment, BYDUREONTM (exenatide extended-release for injectable suspension). BYDUREON is an extended-release medication for type 2 diabetes that provides continuous glycemic control in a once-weekly dose. We are also marketing two first-in-class medicines to treat diabetes, BYETTA(exenatide) injection and SYMLIN(pramlintide acetate) injection.
We are continuing our BYDUREON launch efforts. In addition, we continue to work toward securing a development and commercialization partner with global capabilities and continue to consider all other options available to us to maximize value for our stockholders. We are also continuing to advance our metreleptin program for the treatment of lipodystrophy, a very rare metabolic condition, and to advance our once-weekly and once monthly exenatide suspension programs. We are also continuing our efforts to develop and obtain approval for the BYDUREON pen with the goal of making the BYDUREON pen delivery system available to patients in late 2012 or early 2013. In the near term, we will also focus on maximizing the financial contributions from BYETTA and SYMLIN and continue to operate our business with financial discipline.
Highlights for the three months ended March 31, 2012 and recent activities include:

•	Launched BYDUREON in the U.S., the first and only once-weekly medication approved for the treatment of type 2 diabetes.

•
Received approval from the European Commission for a new use of BYETTA® (exenatide twice-daily) as an adjunctive therapy to basal insulin, with or without metformin and/or Actos® (pioglitazone), for the treatment of type 2 diabetes in adults who have not achieved adequate glycemic control with these agents.

•	Completed an underwritten public offering of 13.5 million shares of common stock, resulting in net proceeds to Amylin of $206.9 million.

•
Completed the Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) for the use of metreleptin to treat diabetes and/or hypertriglyceridemia (high levels of triglycerides in the bloodstream) in pediatric and adult patients with rare forms of lipodystrophy, a life-threatening, ultra-orphan rare disease.

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
Our periodic and current reports that we file with the SEC are available free of charge on our website at www.amylin.com as soon as reasonably practical after we have electronically filed them with, or furnished them to, the SEC.

Overview Summary
Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to 2005 were derived from milestones and amortization of up-front payments under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements, and previous co-promotion agreements. During 2005, we began to derive revenues from product sales of BYETTA and SYMLIN, and during the first quarter of 2012 we began to derive revenues from product sales of BYDUREON. At March 31, 2012, our accumulated deficit was approximately $2.7 billion.
At March 31, 2012, we had $304.6 million in cash, cash equivalents and short-term investments and $10.7 million of restricted cash. Although we have yet to consistently generate positive operating cash flows, we intend to continue to tightly manage our cash in 2012 while investing in working capital to support the launch of BYDUREON. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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
There were no significant changes in critical accounting policies from those at December 31, 2011. The financial information as of March 31, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011, contained in our annual report on Form 10-K filed with the SEC on February 22, 2012.
For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the SEC on February 22, 2012.

Results of Operations
Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011
Net Product Sales
Net product sales consist of shipments of BYDUREON, BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.
The following table provides information regarding net product sales (in millions):

	Three months ended, March 31,
	2012	2011
BYDUREON	$6.9	$—
BYETTA	120.6	128.0
SYMLIN	23.1	22.8
	$150.6	$150.8
We launched BYDUREON in the U.S. in February 2012; net product sales for BYUREON of $6.9 million represent the initial stocking shipments of the product to our wholesalers. The decrease in net product sales for BYETTA in the current period primarily reflects a decline in prescription volume. The increase in net product sales for SYMLIN in the current period reflects the net impact of price increases, partially offset by reduced prescription demand.
Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the success of our commercial launch of BYDUREON in the U.S., the potential approval of additional products, including metreleptin, regulatory matters, legislative changes, economic factors and other environmental factors.

Revenues Under Collaborative Agreements
The following table summarizes the components of revenues under collaborative agreements (in millions):

	Three months ended, March 31,
	2012	2011
Amortization of up-front payments	$1.9	$1.9
Royalty and other revenues	1.2	—
	$3.1	$1.9
Amortization of up-front payments consist of the amortization of the up-front payment we received from Takeda. Royalty and other revenues primarily consist of royalty revenues from sales of exenatide outside the United States. The royalty revenues commenced upon achieving a cumulative gross margin for sales of exenatide which was achieved at the end of the first quarter of 2011, therefore we did not record royalties during the three months ended March 31, 2011.
For the year ended December 31, 2012 we expect to recognize $7.5 million of collaborative revenue in connection with the ratable amortization of the up-front payment we received from Takeda. We expect to continue to earn royalties on product sales of BYDUREON and BYETTA outside of the United States until commercialization of all exenatide markets outside the United States is transitioned from Lilly to Amylin, which by contract occurs no later than December 31, 2013. In the event the OUS transition does not occur by December 31, 2013, the agreement contains various provisions with respect to future rights and obligations of each party that extend beyond December 31, 2013.
Costs and Expenses
The following table provides information regarding our costs and expenses (in millions):

	Three months ended March 31,		Increase/ (Decrease)
	2012	2011
Cost of goods sold	$34.6	$12.5	$22.1
Gross margin %	77%	92%	(15.0)%
Selling, general and administrative	$110.3	$64.6	$45.7
Research and development	$51.2	$41.9	$9.3
Collaborative profit sharing	$—	$59.9	$(59.9)
Amortization of acquired intangible assets	$7.8	$—	$7.8
Loss on fair value adjustments	$3.9	$—	$3.9
Restructuring	$0.2	$2.9	$(2.7)
Cost of Goods Sold
Cost of goods sold is comprised primarily of manufacturing costs associated with BYDUREON, BYETTA and SYMLIN sales during the period. The gross margin for the three months ended March 31, 2012 declined compared to the same period of 2011 due to the launch of BYDUREON during the three months ended March 31, 2012. For the remainder of 2012 we expect our blended gross margins for BYDUREON, BYETTA and SYMLIN to be approximately 80% as we realize economies of scale in our Ohio manufacturing facility, which has annual operating expenses of approximately $100.0 million. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.
Selling, General and Administrative Expenses
The in
Since obtaining exclusive rights to develop and commercialize exenatide in the U.S. in late 2011, the current year financial results no longer reflect the cost-sharing reimbursements for exenatide-related expenses. The increase of $45.7 million of selling, general and administrative expenses during the three months ended March 31, 2012 compared to the same period in 2011 primarily reflects expenses associated with the U.S. launch of BYDUREON, including the expansion of the Company's sales force, and the absence of cost-sharing reimbursements for exenatide-related expenses.

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
Our research and development efforts are focused on diabetes, obesity and other diseases. We also maintain an active discovery research program. In diabetes, we have three approved products, BYDUREON, BYETTA and SYMLIN. In obesity, we continue to work with Takeda under the terms of our collaboration with them.
The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Diabetes(1)	$35.4	$21.4	$14.0
Obesity(2)	4.0	5.8	(1.8)
Research and early-stage programs	2.5	3.5	(1.0)
Indirect costs	9.3	11.2	(1.9)
	$51.2	$41.9	$9.3
____________________________

(1)
Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which were shared by Lilly pursuant to our collaboration agreement which terminated in November 2011. Cost-sharing payments received from Lilly are recorded as a reduction to research and development costs. Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were zero and $17.3 million for the three months ended March 31, 2012 and 2011, respectively.

(2)
Research and development expenses for our obesity program include costs associated with our collaboration agreement with Takeda. Cost-sharing payments received from Takeda are recorded as a reduction to research and development and were $0.8 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.

The increase in research and development expenses for the three months ended March 31, 2012 as compared to the same period in 2011 primarily reflects increased expenses for diabetes programs of $14.0 million, offset by decreased expenses for our obesity programs of $1.8 million, our research and early-stage programs of $1.0 million and a reduction in indirect costs of $1.9 million. The increase in diabetes program expenses is largely due to the absence of cost-sharing reimbursements for exenatide-related expenses. The increase is offset by a reduction of research and development expense caused by the transfer of BYDUREON manufacturing costs from research and development into cost of goods sold beginning in the quarter ended March 31, 2012, the first period of U.S. commercialization of BYDUREON. The decrease in expenses in our obesity programs primarily reflects reduced development efforts in connection with our Takeda alliance. The decrease in expenses in our research and early-stage programs and indirect costs reflects our ongoing efforts to achieve efficiencies in our business.
Collaborative Profit Sharing
Collaborative profit sharing was zero and $59.9 million for the three months ended March 31, 2012 and 2011, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States. As further described in Note 6 of the footnotes to our Consolidated Financial Statements, as a result of the Termination Agreement, full responsibility for the commercialization of exenatide in the U.S. was transferred to Amylin effective November 30, 2011. The termination of the Lilly collaboration resulted in the termination of gross margin sharing with Lilly in the U.S. effective December 1, 2011.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets were $7.8 million and zero for the three months ended March 31, 2012 and 2011, and consist of amortization of the intangible asset related to the reacquired economic interest in exenatide for the United States.
Loss on Fair Value Adjustments
Loss on fair value adjustments was $3.9 million and zero for the three months ended March 31, 2012 and 2011, and consist of a fair market value adjustment recorded on the Company's loss protection liability payable to Lilly.
Restructuring
During the three months ended March 31, 2012 we recorded restructuring charges of $0.2 million consisting primarily of facilities related charges. During the three months ended March 31, 2011 we recorded restructuring charges of $2.9 million consisting primarily of employee separation costs and asset impairment charges. We are continuing to assess our facility requirements for our San Diego campus and may record additional facilities-related charges over the next several quarters, but cannot quantify the amount at this time.
Interest and Other Expense, net
The following table provides information regarding our interest and other expense, net (in millions):

	Three months ended March 31,
	2012	2011	Variance
Interest and other income	$0.4	$0.3	$0.1
Interest and other expense	(6.2)	(8.5)	2.3
Interest and accretion expense on promissory note related to RSO	(33.6)	—	(33.6)
Loss on fair value adjustments	(5.3)	—	(5.3)
Total interest and other expense, net	$(44.7)	$(8.2)	$(36.5)
Interest and other income consist primarily of interest income from investment of cash and other investments. The increase primarily reflects higher average balances available for investment on our short-term investments in the three months ended March 31, 2012 as compared to the same period in 2011.
Interest and other expense consist primarily of interest expense resulting from our long-term debt obligations, exclusive of the promissory note related to the RSO entered into in connection with the Termination Agreement, including amortization of debt issuance costs, net of amounts capitalized and foreign exchange gains and losses.
The interest and accretion expense on the promissory note related to RSO represents interest and accretion expense accrued during the period on this debt instrument. There was no such interest in the same period of last year.
The loss on fair value adjustments relates to a fair value adjustment recorded on a derivative instrument embedded in the promissory note and provided Amylin with the ability to discharge a portion of the obligation in the event BYDUREON did not receive FDA approval. This contingency was resolved upon the receipt of FDA approval of BYDUREON, so the fair value of this embedded derivative instrument was reduced to zero in the three months ended March 31, 2012, resulting expense of $5.3 million.
Net Loss
Our net loss for the three months ended March 31, 2012 was $99.0 million compared to a net loss of $37.3 million for the same period in 2011. The increase in net loss primarily reflects increased cost of goods sold, selling, general and administrative expenses and research and development expenses offset by reduced collaborative profit-sharing, as discussed above. We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the level of product sales that we achieve for BYDUREON, BYETTA, SYMLIN and metreleptin, if approved. Our ability to achieve profitability in the future will also depend on our ability to continue to control our operating expenses, including costs associated with the commercialization of BYDUREON, expenses associated with the continued commercialization of BYETTA and SYMLIN, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through public sales and private placements of our common and preferred stock, debt financings, payments received pursuant to our exenatide collaboration with Lilly and our obesity collaboration with Takeda and reimbursement of SYMLIN development expenses through earlier collaboration agreements. Additionally since the second quarter of 2005, we have financed our operations through product sales of BYETTA and SYMLIN and since the first quarter of 2012 through product sales of BYDUREON.
At March 31, 2012, we had approximately $304.6 million in cash, cash equivalents and short-term investments, compared to $204.1 million at December 31, 2011. We have demonstrated strong financial discipline over the last few years and we are committed to continuing to manage our expenses closely, in-line with expected revenues. We will continue to aggressively manage our expenses to minimize the amount of cash we use for operating activities. During the three months ended March 31, 2012 we completed an underwritten public offering of 13.5 million shares of common stock, resulting in net proceeds to Amylin of $206.9 million. We have $575 million of convertible debt that matures in 2014 and a $165 million loan facility from Lilly that matures in 2016. Accordingly, we continue to evaluate opportunities to refinance existing indebtedness or raise additional funds. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future.
Our operating activities used cash of $93.4 million and provided cash of $23.1 million in the three months ended March 31, 2012 and 2011, respectively. Our cash used by operating activities in the three months ended March 31, 2012 included cash used due to increases in accounts receivable and inventories of $7.3 million and $25.0 million, respectively, and a decrease in accrued compensation and payable to collaborative partner of $21.7 million and $25.6 million, offset by an increase in accounts payable and accrued liabilities of $11.5 million. The increase in accounts receivable is primarily due to the BYDUREON launch and reflects slightly extended payment terms for the initial stocking orders to wholesalers. The increase in inventories largely reflects increases in BYDUREON raw materials and work in process inventories, offset by reductions in BYETTA and SYMLIN raw materials inventory and reductions in work in process inventory for SYMLIN due to the timing and volume of production for BYETTA and SYMLIN. The decrease in payable to collaborative partner reflects the final settlement of payments due by us to Lilly in connection with our former collaboration. The increase in accounts payable and accrued liabilities relates to the timing of payments. The increase in cash used for operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflects working capital requirements associated with the current period launch of BYDUREON as well as increased operating expenses resulting from the termination of the Lilly collaboration and reacquisition of 100% of the commercialization and development rights for exenatide. Our cash usage was front-loaded in the three months ended March 31, 2012 relative to the balance of the year, and we expect to use less than $30 million of cash for the remainder of 2012, including payments on the RSO and our other debt obligations.
Our investing activities used cash of $138.1 million and provided cash of $56.2 million for the three months ended March 31, 2012 and 2011, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment, net. Purchases of property, plant and equipment, net were largely unchanged and were $10.4 million and $10.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Purchases of property, plant and equipment represent costs incurred in connection with the BYDUREON pen device. Through March 31, 2012, we have expended $644.9 million associated with the construction of the BYDUREON manufacturing facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility. Through March 31, 2012 we have incurred $226.7 million in capital expenditures associated with the BYDUREON pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $871.6 million. Lilly funded a total of $103.4 million of the capital expenditures associated with the BYDUREON pen device prior to the termination of our collaboration with them. We expect that our capital expenditures will be less than $50 million for 2012 and will be principally focused on strategically investing in the exenatide life cycle. We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product life cycle for BYDUREON.
Financing activities provided cash of $205.0 million and $4.3 million for the three months ended March 31, 2012 and 2011 respectively. Financing activities in the three months ended March 31, 2012 include net proceeds of $206.9 million from the previously mentioned common stock offering and $4.1 million from the exercise of stock options and proceeds from our employee stock purchase plan, offset by a payment on the revenue sharing obligation of $6.1 million. Financing activities for the three months ended March 31, 2011 include proceeds of $4.3 million from the exercise of stock options and proceeds from our employee stock purchase plan.
At March 31, 2012, our outstanding debt includes $575 million of the 2007 Notes due June 15, 2014. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option. Additionally, the $165 million Lilly Loan is due June 30, 2016 and the $1.2 billion related to the promissory note related to the RSO matures December 31, 2036.
As of March 31, 2012 we had $10.5 million of standby letters of credit outstanding which are secured by $10.7 million of restricted cash pursuant to a Line of Credit and Cash Collateral Agreement entered into in December 2011.
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
Our management uses non-GAAP financial measures to gain an understanding of the Company's comparative operating performance (when comparing such results with previous periods) and future prospects and excludes these items from its internal financial statements for purposes of its internal budgets and financial goals. These non-GAAP financial measures are used by our management in their financial and operating decision-making because management believes they reflect the Company's ongoing business in a manner that allows meaningful period-to-period comparisons. Our management believes that these non-GAAP financial measures provide useful information to investors and others (a) in understanding and evaluating our current operating performance and future prospects in the same manner as management does, if they so choose, and (b) in comparing in a consistent manner our current financial results with our past financial results.
Our non-GAAP operating loss for the three months ended March 31, 2012 was $30.1 million compared to non-GAAP operating loss of $3.1 million for the same period in 2011. Our non-GAAP net loss was $34.0 million, or $0.23 per share, for the quarter ended March 31, 2012, compared to $6.6 million, or $0.05 per share, for the same period in 2011.
A reconciliation of reported GAAP operating loss to non-GAAP operating loss, excluding non-cash items, and GAAP net loss to non-GAAP net loss excluding non-cash items is provided in the tables that follow (in thousands, unaudited):

	Quarter ended March 31,
	2012	2011
GAAP operating loss	$(54,333)	$(29,079)

Revenue sharing obligation note payments on net exenatide sales	(19,127)	—
Stock-based compensation	9,158	7,917
Other non-cash compensation	7,698	4,238
Depreciation and amortization	24,242	12,888
Amortization of deferred revenue	(1,875)	(1,875)
Restructuring	151	2,858
Loss on fair value adjustments	3,947	—

Non-GAAP operating loss	$(30,139)	$(3,053)

	Quarter ended March 31,
	2012	2011
GAAP net loss	$(99,040)	$(37,324)

Revenue sharing obligation note payments on net exenatide sales	(19,127)	—
Stock-based compensation	9,158	7,917
Other non-cash compensation	7,698	4,238
Depreciation and amortization	24,242	12,888
Amortization of deferred revenue	(1,875)	(1,875)
Restructuring	151	2,858
Non-cash interest expense	35,606	4,717
Loss on fair value adjustments	9,197	‒

Non-GAAP net loss	$(33,990)	$(6,581)

Non-GAAP net loss per share - basic and diluted	$(0.23)	$(0.05)

Shares used in computing non-GAAP net loss per share - basic and diluted	150,365	144,787

The following table summarizes our contractual obligations and maturity dates as of March 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations, including interest	$2,052,391	$94,644	$782,274	$331,673	$843,800
Inventory purchase obligations	145,166	74,595	62,133	8,438	—
Loss protection liability	50,366	37,283	13,083	—	—
Construction contracts	4,000	4,000	—	—	—
Operating leases	160,433	28,741	56,403	40,811	34,478
Total(1)	$2,412,356	$239,263	$913,893	$380,922	$878,278
___________________________________

(1)	Excludes our obligation of $9.4 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.
In addition, under certain license and collaboration agreements we are required to pay royalties and/or milestone payments upon the successful development and commercialization of related products. We expect to make development milestone payments of up to $5.3 million associated with licensing agreements in the next 12 months. Additional milestones and other contingency payments of up to approximately $230.1 million could be paid if development and commercialization of all our early stage programs continue and are successful. The significant majority of these milestones relate to potential future regulatory approvals and subsequent sales thresholds. Given the inherent risk in pharmaceutical development, it is highly unlikely that we will ultimately make all of these milestone payments; however, these payments would signify that the related products are moving successfully through development and commercialization.
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
We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed. The fair value of our 2007 Notes at March 31, 2012 was approximately $569.3 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.	Controls and Procedures
As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2012.
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

Product Liability Litigation
As of March 31, 2012, we and Lilly were involved in approximately 95 separate product liability cases involving approximately 526 plaintiffs in various courts in the United States. Approximately 70 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiffs' counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Stockholder Litigation

On April 4, 2012, a derivative and putative class action titled Duane Howell v. Paulo F. Costa et al. (Case No. 37-2012-00095130) was filed by a putative stockholder in the Superior Court of the State of California for the County of San Diego. The complaint asserts claims for breach of fiduciary duty against our current directors arising out of, among other things, alleged responses by the directors to an alleged offer to acquire the Company. The complaint seeks, among other things, a declaration of breach of the directors' fiduciary duties, the establishment of a committee of independent directors or third party to evaluate strategic alternatives and potential offers for the Company, a prohibition of the directors from entering into certain contractual commitments that allegedly could harm the Company or its stockholders and an invalidation of the Company's shareholder rights plan. On May 1, 2012, the parties agreed to a temporary stay in the action, subject to Court approval..

Icahn Litigation

On April 12, 2012, an action titled Icahn Partners LP v. Amylin Pharmaceuticals, Inc. (Case No. 7418) was filed in the Court of Chancery of the State of Delaware. The complaint asserts claims arising out of the Company's response to the plaintiff's demand to inspect certain books and records of the Company purportedly pursuant to Section 220 of the Delaware General Corporation Law. The complaint seeks an order from the court compelling the Company to provide certain books and records to the plaintiff for purposes of inspection and copying.

Item 1A.	Risk Factors
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
We have a history of operating losses, anticipate future losses and may never become profitable.
We have experienced significant operating losses since our inception in 1987, including losses of $99.0 million for the three months ended March 31, 2012, $543.4 million in 2011, $152.3 million in 2010 and $186.3 million in 2009. As of March 31, 2012, we had an accumulated deficit of approximately $2.7 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. Our three commercial products, BYDUREON, BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates, including metreleptin to treat lipodystrophy, if approved. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders' equity and working capital. Even if we become profitable, we may not remain profitable.
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
Our target patient population for BYETTA includes people with type 2 diabetes who have not achieved adequate glycemic control with diet and exercise or by using metformin, sulfonylurea and/or a TZD, three common oral therapies for type 2 diabetes, and insulin glargine. Our target population for BYDUREON includes people with type 2 diabetes who have not achieved adequate glycemic control with commonly prescribed oral diabetes therapies and our target population for SYMLIN includes people with either type 2 or type 1 diabetes whose therapy includes multiple mealtime insulin injections per day. Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products are available or in development to treat type 2 diabetes, including, for example:

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
Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. As of March 31, 2012, we were involved in approximately 95 separate product liability cases, certain of which cases have been brought by individuals who allege they have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. We have also been notified of other claims of individuals who have not filed suit. We currently have limited product liability insurance coverage for existing claims and any future related claims and we expect to be largely self-insured for any future product liability risks that are not covered by existing insurance. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.
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
We and Lilly terminated our exenatide development and commercialization collaboration in late 2011 whereupon we became solely responsible for the development and commercialization of our exenatide products within the United States. Accordingly, Lilly no longer shares exenatide development or commercialization costs and Lilly's sales force is no longer available for commercializing our exenatide products within the United States. We cannot assure you that our exenatide development and commercial efforts will produce the results we expect.
In November 2011, we and Lilly terminated our 10-year collaboration under which Lilly assisted us in the development, production and commercialization of our exenatide products and shared certain exenatide development, production and commercialization costs. Further, a significant number of Lilly's sales representatives were available for commercializing our exenatide products within the United States. As a result of the termination of our collaboration, we are now solely responsible for developing and commercializing exenatide within the United States. In addition, we will be responsible for many of the functions previously performed by Lilly during the course of our collaboration which we are in the process of transitioning from Lilly to us. While we believe we have an effective transition plan in place for assuming these responsibilities, our exenatide development, production and commercialization efforts may be impaired without the assistance or financial support of a collaboration partner. We cannot assure you that our efforts to transition Lilly's collaboration responsibilities will proceed according to plan. In addition, we have retained a contract sales force to extend the reach of our sales and marketing organization in order to maintain a comparable level of coverage previously provided by the Lilly field force. Although the new sales organization consists of sales professionals with experience in the pharmaceutical industry, including many with experience selling diabetes products, we cannot assure you that their sales efforts will be effective or produce the results we expect.
We are substantially dependent on our arrangement with Lilly and will be substantially dependent on any future exenatide collaboration partner(s) for the development and commercialization of our exenatide products outside the United States. We are also dependent and Alkermes' technology for the production of BYDUREON.
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
In general, we cannot control the amount and timing of resources that any collaboration partner(s) may devote to our collaboration. If our partners fail to assist in the further development of our exenatide products or the commercialization of BYDUREON or BYETTA, or if our partner's efforts are not effective, our business may be negatively affected. In the near-term, we are relying on Lilly, and will continue to rely on any future exenatide collaboration partner, to obtain regulatory approvals for and successfully commercialize BYETTA and BYDUREON outside the United States. Although we are currently in discussions with a number of potential partners, we cannot be certain that we will be able to secure a partner to develop and commercialize our exenatide products outside the United States on terms acceptable to us, or at all.
Our collaborations may not continue or result in additional successfully commercialized drugs. If any of our partners ceased funding and/or developing and commercializing BYETTA or BYDUREON, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for these products. If any of our partners do not successfully commercialize BYETTA or BYDUREON outside the United States, we may receive limited or no revenues from them. In addition, we are dependent on Alkermes' technology for manufacturing BYDUREON. If Alkermes' technology does not continue to effectively deliver exenatide in a sustained release formulation, or Alkermes does not devote sufficient resources to the collaboration, our efforts to produce sustained release formulations of exenatide could be curtailed.

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
Our success will depend in part on our ability to obtain patent protection for our products and drug candidates and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully challenge or circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. For example, our SYMLIN, BYETTA and BYDUREON products are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the “Hatch-Waxman Act,” which provides data exclusivity for a certain period of time. Under the Hatch-Waxman Act, the data exclusivity period for SYMLIN and BYETTA expired in 2009 such that generic manufacturers can now file Abbreviated New Drug Applications, or ANDAs, requesting the FDA's approval of generic versions of previously-approved products. If an ANDA is filed for one of our approved products prior to expiration of the patents covering those products, it could result in our initiating patent infringement litigation to enforce our rights. We can provide no assurances that we would prevail in such an action or in any challenge related to our patent rights.
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
The data collected from clinical trials and our other development activities may not be sufficient to support approval of our drug candidates or additional or expanded indications by the FDA or any foreign regulatory authorities. Biotechnology stock prices have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA's or any foreign regulatory authority's response is delayed or not favorable for any of our drug candidates our stock price could decline significantly.
Moreover, manufacturing facilities operated by us or by the third-party manufacturers with whom we may contract to manufacture our unapproved drug candidates may not pass an FDA or other regulatory authority inspections. Any corrective actions we may need to take as a result of regulatory inspections could cause us or any of our business partners to delay marketing these drug candidates.
Consequently, even if we believe that preclinical and clinical data and our other development activities are sufficient to support regulatory approval for our drug candidates, the FDA and foreign regulatory authorities may not ultimately approve our drug candidates for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues may be limited, our manufacturing facility could become impaired, and our business will be adversely affected.
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
Our executive officers, directors and major stockholders control approximately 35% of our common stock.
As of March 31, 2012, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 35% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.
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

	High	Low
Year ending December 31, 2012
Second Quarter (through April 26, 2012)	$26.87	$22.25
First Quarter	$25.84	$10.68
Year ending December 31, 2011
Fourth Quarter	$12.23	$8.03
Third Quarter	$14.60	$9.12
Second Quarter	$14.28	$11.00
First Quarter	$16.65	$10.25
Year ending December 31, 2010
Fourth Quarter	$21.95	$9.51
Third Quarter	$22.09	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
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

•
any requirement to restate financial results due to changing interpretation of the application of accounting principles that would have a significant effect on Amylin's reported results of operations and financial condition;

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

Broad market and industry factors, including any speculation with respect to a potential corporate control or other strategic transaction, also may materially affect the market price of our common stock (either upward or downward), regardless of our actual operating performance. Periods of volatility in the market price of our common stock may expose us to securities class-action litigation, and we may be the target of such litigation as a result of market price volatility in the future.

ITEM 6.	Exhibits
The following exhibits are included as part of this report:

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant's registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws (filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference)

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

3.4
Certificate of Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

4.1	Reference is made to Exhibits 3.1 - 3.4

4.2	Specimen Common Stock Certificate (filed as an exhibit to Registrant's registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

4.3
Rights Agreement, dated as of June 17, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.4
First Amendment to Rights Agreement dated December 13, 2002, between the Registrant and American Stock Transfer & Trust Company (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)

4.4	Form of Rights Certificate (filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 18, 2002 and incorporated herein by reference)

4.6
Indenture, dated as of June 8, 2007, between Registrant and the Bank of New York Trust Company, N.A. (as Trustee) (filed as an exhibit to Registrant's Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference)

4.7
Loan Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 27, 2009 and incorporated herein by reference)

4.8
Secured Promissory Note, dated November 7, 2011, from Registrant to Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)

4.9
Security Agreement, dated November 7, 2011, and First Amendment thereto, dated January 5, 2012, among Registrant, Registrant's wholly-owned subsidiary, Amylin Ohio LLC, other grantor parties thereto, and Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)*

4.10
Subsidiary Guarantee Agreement, dated November 7, 2011, by Registrant's wholly-owned subsidiary, Amylin Ohio LLC and each of the other parties thereto in favor of Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)

4.11
Amended and Restated Loan Agreement, dated November 7, 2011, between Registrant and Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)

4.12
Amended and Restated Promissory Note, dated November 7, 2011, from Registrant and Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report filed on Form 10-K on February 22, 2012 and incorporated herein by reference)

10.1	Project Agreement, dated February 6, 2012, and Master Service Agreement, dated November 7, 2011, between Registrant and Ventiv Commercial Services, LLC*

10.2
Second Amendment to Commercial Supply Agreement, dated January 1, 2012, between Registrant and Baxter Pharmaceuticals Solutions LLC.* (filed as an exhibit to Registrant's Annual Report filed on Form 10-K on February 22, 2012 and incorporated herein by reference)

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

101
The following financial statements and footnotes from the Amylin Pharmaceuticals, Inc. Quarterly Report on
Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements

_______
*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.
Date: May 7, 2012	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant)