Form 10-Q
period 2012-06-30
AMYLIN PHARMACEUTICALS INC
filed 2012-08-03
CIK 881464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________________
FORM 10-Q

_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 27, 2012
Common Stock, $.001 par value	164,283,038

AMYLIN PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AMYLIN PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,237	$99,859
Short-term investments	233,123	104,206
Restricted cash	10,673	10,519
Accounts receivable, net	54,629	45,489
Inventories, net	143,605	111,959
Other current assets	33,609	49,158
Total current assets	570,876	421,190
Property, plant and equipment, net	821,847	831,162
Intangible asset related to reacquired economic interest, net	258,281	273,842
Economic interest in exenatide products to be reacquired as a business	327,697	327,697
Other long-term assets	20,037	16,308
	$1,998,738	$1,870,199
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$25,599	$21,035
Accrued compensation	47,689	66,776
Payable to former collaborative partner	6,546	28,914
Promissory note related to revenue sharing obligation, current portion	94,391	63,552
Loss protection liability	26,713	—
Other current liabilities	106,984	115,740
Total current liabilities	307,922	296,017
Deferred revenue, net of current portion	47,500	51,250
Restructuring liability, net of current portion	21,710	23,877
Convertible senior notes	510,680	496,037
Note payable, net of discount	156,140	155,064
Promissory note related to revenue sharing obligation, net of debt discount and net of current portion	956,163	924,306
Other long-term obligations, net of current portion	40,984	62,393
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value, 7,500 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 450,000 shares authorized, 163,543 and 146,289 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	164	146
Additional paid-in capital	2,774,305	2,506,013
Accumulated deficit	(2,816,840)	(2,643,579)
Accumulated other comprehensive income (loss)	10	(1,325)
Total stockholders’ deficit	(42,361)	(138,745)
	$1,998,738	$1,870,199

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Net product sales	$166,494	$154,789	$317,080	$305,628
Revenues under collaborative agreements	2,833	3,276	5,933	5,151
Total revenues	169,327	158,065	323,013	310,779
Costs and expenses:
Cost of goods sold	35,163	11,843	69,720	24,387
Selling, general and administrative	108,542	65,217	218,890	129,842
Research and development	42,263	45,069	93,499	86,984
Collaborative profit sharing	—	60,652	—	120,503
Amortization of acquired intangible assets	7,781	—	15,561	—
Loss on fair value adjustments	200	—	4,147	—
Restructuring	5,254	126	5,405	2,984
Total costs and expenses	199,203	182,907	407,222	364,700
Operating loss	(29,876)	(24,842)	(84,209)	(53,921)
Interest and other expense, net	(44,345)	(6,566)	(89,052)	(14,811)
Net loss	$(74,221)	$(31,408)	$(173,261)	$(68,732)
Net loss per share, basic and diluted	$(0.46)	$(0.22)	$(1.11)	$(0.47)
Shares used in computing net loss per share, basic and diluted	163,110	145,849	156,600	145,321

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(74,221)	$(31,408)	$(173,261)	$(68,732)
Net unrealized gain on investments	7	158	1,335	252
Comprehensive net loss attributable to Amylin Pharmaceuticals, Inc. shareholders	$(74,214)	$(31,250)	$(171,926)	$(68,480)

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net loss	$(173,261)	$(68,732)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	46,684	25,265
Interest expense and debt discount accretion on promissory note related to revenue sharing obligation	68,783	—
Accretion of debt discount and amortization of debt issuance costs	10,896	8,092
Employee stock-based compensation	16,365	15,868
Stock-settled compensation accruals	11,552	8,582
Restructuring	5,512	645
Deferred revenue amortization	(3,750)	(3,750)
Change in fair value of assets and liabilities carried at fair value	10,650	—
Other non-cash expenses	68	4,028
Changes in operating assets and liabilities:
Accounts receivable	(9,140)	6,866
Inventories	(31,646)	15,423
Other current assets	11,117	13,387
Accounts payable and accrued liabilities	(120)	(671)
Accrued compensation	(14,143)	8,662
Payable to collaborative partner	(22,386)	3,921
Deferred collaborative profit sharing	—	8,245
Restructuring liabilities	(6,117)	(3,696)
Other assets and liabilities, net	1,053	(437)
Long-term prepaid expenses	(4,618)	(706)
Net cash flows provided by (used for) operating activities	(82,501)	40,992
Investing activities:
Purchases of short-term investments	(257,841)	(284,658)
Sales and maturities of short-term investments	129,131	234,254
Increase of restricted cash	(154)	—
Purchases of property, plant and equipment	(21,502)	(25,237)
Increase (decrease) in other long-term assets	(909)	326
Net cash flows used for investing activities	(151,275)	(75,315)
Financing activities:
Issuance of common stock, net	235,241	5,399
Revenue sharing obligation payment	(6,087)	—
Proceeds from note payable	—	165,000
Repayment of convertible senior notes	—	(200,000)
Net cash flows provided by (used for) financing activities	229,154	(29,601)
Change in cash and cash equivalents	(4,622)	(63,924)
Cash and cash equivalents at beginning of period	99,859	164,521
Cash and cash equivalents at end of period	$95,237	$100,597
Supplemental disclosure of cash flow information:
Property, plant and equipment additions in other current liabilities	$—	$105
Non-cash dispositions of property, plant and equipment	$—	$247
Non-cash interest capitalized to property, plant and equipment	$5,610	$6,230
Non-cash financing activities:
Shares contributed as employer 401(k) match	$3,243	$3,956
Shares contributed to employee stock ownership plan	$13,253	$16,456

See accompanying notes to consolidated financial statements.

AMYLIN PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2012, and for the six months ended June 30, 2012 and 2011, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, these financial statements should be read in conjunction with the audited consolidated financial statements included in Amylin Pharmaceuticals, Inc.’s (referred to as we, us or Amylin) Annual Report on Form 10-K for the year ended December 31, 2011.
Pending Acquisition
On June 29, 2012 Bristol-Myers Squibb Company, or BMS, and Amylin announced that BMS will acquire Amylin for $31.00 per share in cash, pursuant to a cash tender offer and second step merger, or an aggregate purchase price of approximately $5.3 billion. The total value of the transaction, including Amylin's net debt and a contractual payment obligation to Eli Lilly & Company, or Lilly, together totaling about $1.7 billion, is approximately $7 billion. The acquisition has been unanimously approved by the boards of directors of BMS and Amylin. The board of directors of Amylin has unanimously recommended that Amylin's stockholders tender their shares into the tender offer.
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
We record all United States BYDUREON, BYETTA and SYMLIN product sales. With respect to BYETTA, under our former collaborative agreement with Lilly for the six months ended June 30, 2011 we determined that we were qualified as a principal based on our responsibilities under our contracts with Lilly which included manufacture of product for sale in the United States, responsibility for establishing pricing in the United States, distribution, ownership of product inventory and credit risk from customers. As further described in Note 6, as a result of our November 2011 Settlement and Termination Agreement with Lilly, the Termination Agreement, full responsibility for the commercialization of exenatide in the U.S. was transferred to Amylin effective November 30, 2011.
Revenues Under Collaborative Agreements
Revenues under collaborative agreements consist of the amortization of product and technology license fees, milestone payments earned and royalties earned. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Royalty revenue is earned on annual gross margins for all exenatide products sold outside of the U.S. and is recorded based upon gross margins for such sales.
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
Accounts Receivable
Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, product returns and chargebacks. Allowances for rebate discounts and distribution fees are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $0.2 million and $2.1 million at June 30, 2012 and December 31, 2011, respectively.
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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair value measurements as of
	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$95,237	$40,850	$54,387	$—
Short-term investments
Certificate of deposit	3,000	3,000	—	—
Obligations of U.S. Government-sponsored enterprises	38,608	—	38,608	—
Corporate debt securities	78,228	—	78,228	—
Commercial paper	113,287	—	113,287	—
Restricted cash	10,673	10,673	—	—
Deferred compensation plan assets	9,950	2,485	7,465	—
Embedded derivative (2)	1,188	—	—	1,188
	$350,171	$57,008	$291,975	$1,188
Liabilities:
Deferred compensation plan liabilities	$9,950	$2,485	$7,465	$—
Loss protection liability carried at fair value (3)	50,566	—	—	50,566
	$60,516	$2,485	$7,465	$50,566

	Fair value measurements as of
	December 31, 2011
	Total	Level 1 (1)	Level 2 (1)	Level 3
Assets:
Cash and cash equivalents	$99,859	$61,850	$38,009	$—
Short-term investments
Obligations of U.S. Government-sponsored enterprises	40,872	—	40,872	—
Corporate debt securities	63,334	—	63,334	—
Restricted cash	10,519	10,519	—	—
Deferred compensation plan assets	8,192	990	7,202	—
Embedded derivative (2)	7,691	—	—	7,691
	$230,467	$73,359	$149,417	$7,691
Liabilities:
Deferred compensation plan liabilities	$8,192	$990	$7,202	$—
Loss protection liability carried at fair value (3)	46,419	—	—	46,419
	$54,611	$990	$7,202	$46,419
(1) During 2012, the company changed how it categorizes amounts within the fair value hierarchy and thus, certain amounts now reported as Level 2 fair value instruments at June 30, 2012 were previously shown as Level 1 and have been reclassified.
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
The following table presents a reconciliation of the assets and liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Assets:
Embedded derivative:
Beginning of period balance:	$2,441	$—	$7,691	$—
Adjustment to fair value charged to interest and other expense, net	(1,253)	—	(6,503)	—
End of period balance:	$1,188	$—	$1,188	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Liabilities:
Loss protection liability carried at fair value:
Beginning of period balance:	$50,366	$—	$46,419	$—
Adjustment to fair value charged to operating expense	200	—	4,147	—
Balance at June 30, 2012	$50,566	$—	$50,566	$—

As mentioned in the notes to the fair value tables above, the RSO contains provisions whereby Amylin's obligation under the RSO could change or be discharged. These provisions represent options embedded within the RSO and are recorded as embedded derivative assets. The fair value adjustments related to the embedded derivative asset recorded during the three months ended June 30, 2012 represents the change in the fair value of the embedded option that would allow Amylin to discharge all or a portion of the RSO obligation in the event that all exenatide products were removed from certain geographic markets for safety or efficacy reasons and remain unsalable for four consecutive years. The fair value adjustment related to the embedded derivative recorded during the six months ended June 30, 2012 represents both the aforementioned adjustment for the three month period as well as a decline in the fair value of the embedded option that relates to BYDUREON approval. Specifically, in the event Amylin did not receive FDA approval of BYDUREON by June 30, 2014, the RSO could have been fully discharged. As FDA approval of BYDUREON was received on January 27, 2012, the option to discharge the RSO obligation is no longer available to us, therefore the value of the related embedded option was reduced to zero.
The fair value adjustment related to the loss protection liability arose from our quarterly assessment of the fair value of the estimated loss protection we would be likely to pay to Lilly under this obligation and the fair value adjustments recorded for both the three and six month periods ended June 30, 2012 are primarily related to changes in the discount rate based on the contractual timing of the payment.
Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash stock-

based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices and associated overhead expenses and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expenses. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with such activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual clinical trial costs may differ from estimates and are adjusted in the period in which they become known.
Per Share Data
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted net loss per common share exclude the following common share equivalents (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Antidilutive options and awards to purchase common stock	3,636	441	2,649	491
Antidilutive shares underlying convertible senior notes	9,416	10,375	9,416	12,793
	13,052	10,816	12,065	13,284

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$5,194	$5,240	$11,496	$10,779
Research and development expenses	2,013	2,712	4,869	5,089
	$7,207	$7,952	$16,365	$15,868
Non-cash stock-based compensation expense during the six month periods ended June 30, 2012 and 2011 related to stock-based awards consisting of stock options, time and performance based restricted stock units and employee stock purchase rights. At June 30, 2012, total unrecognized estimated compensation cost related to non-vested stock-based awards granted prior to that date was $50.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. We issued 1.6 million shares upon the exercise of stock options in the six months ended June 30, 2012.
In addition to the stock-based compensation discussed above, we also recorded expense associated with our Employee Stock Ownership Plan, or ESOP, and our 401(k) plan. The breakdown of non-cash ESOP and 401(k) expense by operating statement classification for each of the six month periods ended June 30, 2012 and 2011 is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$2,452	$2,528	$6,835	$5,064
Research and development expenses	1,403	1,816	4,717	3,518
	$3,855	$4,344	$11,552	$8,582

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
The following is a summary of short-term investments as of June 30, 2012 and December 31, 2011 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value
June 30, 2012
Certificate of deposit	$3,000	$—	$—	$3,000
Obligations of U.S. Government-sponsored enterprises	38,614	10	(16)	38,608
Corporate debt securities	77,195	1,086	(53)	78,228
Commercial paper	113,281	6	—	113,287
Total	$232,090	$1,102	$(69)	$233,123
December 31, 2011
Obligations of U.S. Government-sponsored enterprises	$40,914	$3	$(45)	$40,872
Corporate debt securities	62,466	890	(22)	63,334
Total	$103,380	$893	$(67)	$104,206

(1) The unrealized gains on investments in available-for-sale securities, net of tax effects were $0.6 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively. Additionally, other comprehensive loss included unrealized losses, net of tax effects of $0.6 million and $1.8 million, on investments underlying our 2001 Non-Qualified Deferred Compensation Plan at June 30, 2012 and December 31, 2011, respectively.
Contractual maturities of short-term investments at June 30, 2012 were as follows (in thousands):

Fair Value
Due within 1 year	$173,582
After 1 but within 5 years	55,978
After 5 but within 10 years	—
After 10 years	3,563
Total	$233,123
For purposes of these maturity classifications, the final maturity date is used for securities not due at a single maturity date. Securities not due at a single maturity date include mortgage-backed securities, which are included in Obligations of U.S Government-sponsored enterprises in the table above.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S Government-sponsored enterprises	$20,440	$(11)	$1,649	$(5)	$22,089	$(16)
Corporate debt securities	65,052	(53)	—	—	65,052	(53)
	$85,492	$(64)	$1,649	$(5)	$87,141	$(69)
Our investments had gross unrealized losses of $0.1 million for both June 30, 2012 and December 31, 2011. The unrealized losses on our investments in marketable securities are due in most instances to the increased volatility in the markets impacting the classes of securities we invest in and not deterioration in credit ratings. Our investments generally have a short effective duration, and since we have the ability and intent not to sell these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

3. Inventories, net
Inventories are stated at the lower of cost or market (net realizable value) and net of a valuation allowance for potential excess or obsolete material of $0.6 million at June 30, 2012. There was no valuation allowance as of December 31, 2011. Cost is determined by the first-in, first-out method.
Raw materials consist of bulk drug material for BYDUREON, BYETTA and SYMLIN. Work-in-process inventories consist of in-process vials for BYDUREON, in-process BYETTA cartridges and in-process SYMLIN cartridges. Finished goods inventories consist of BYDUREON, BYETTA and SYMLIN drug product in disposable delivery systems.
We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized.
Inventories, net consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$92,640	$74,793
Work-in-process	39,591	30,155
Finished goods	11,374	7,011
	$143,605	$111,959

4. Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$17,077	$24,669
Interest and other receivables	6,582	16,297
Other current assets	9,950	8,192
	$33,609	$49,158

5. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued rebates	$42,432	$45,862
Accrued expenses	41,480	43,684
Restructuring liability, current portion	4,455	8,405
Deferred revenue, current portion	7,500	7,500
Other current liabilities	11,117	10,289
	$106,984	$115,740

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

The following is a summary of activity related to our collaboration with Lilly and the location in the consolidated statements of operations (in thousands):

	Classification within Consolidated Statements of Operations	Three Months Ended		Six Months Ended
Activity		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Royalty revenue	Revenues under collaborative agreements	$957	$1,401	$2,083	$1,401
Gross margin sharing	Collaborative profit sharing	$—	$60,652	$—	$120,503
Development expense cost-sharing payments received from Lilly for BYETTA and BYDUREON development expense	Reduction of research and development expense	$—	$17,842	$—	$35,188
Cost-sharing payments due from Lilly for shared sales force expenses, marketing expenses and other commercial or operational support	Reduction of selling, general and administrative expense	$—	$2,300	$—	$5,637
Collaboration with Alkermes, Inc.
In May 2000 we entered into a development and license agreement with Alkermes Controlled Therapeutics, Inc. II, or Alkermes, a subsidiary of Alkermes, Inc., a company specializing in the development of products based on proprietary drug delivery technologies. The development and license agreement, or the Alkermes Agreement, was amended in 2005 and provides for Alkermes to assist us in the development, manufacture and commercialization of BYDUREON. Under the terms of the Alkermes Agreement, Alkermes has transferred to us its technology for manufacturing BYDUREON. We are responsible for manufacturing BYDUREON for commercial sale. In exchange, Alkermes is entitled to receive funding for research and development. During the six months ended June 30, 2012 we paid Alkermes a $7.0 million milestone upon the commercial launch of BYDUREON in the United States. Alkermes is also entitled to receive royalties on any product sales. In addition to the collaboration agreement, Alkermes is supplying us with the polymer materials required for the commercial manufacture of BYDUREON under a Supply Agreement dated December 29, 2007.
Collaboration with Takeda Pharmaceutical Company, Ltd.
On October 30, 2009, we and Takeda Pharmaceutical Company Limited, or Takeda, entered into a License, Development and Commercialization Agreement, or the Takeda Agreement, pursuant to which the companies will co-develop and commercialize pharmaceutical products containing compounds specified in the Takeda Agreement for the treatment of human indications including, but not limited to, (i) weight management and/or obesity, (ii) glycemic control and (iii) cardiovascular disease. We received a one-time, nonrefundable cash payment of $75 million from Takeda in connection with the execution of the Takeda Agreement. We recorded the up-front payment as deferred revenue in our consolidated balance sheets and will recognize the revenue over the estimated development period of ten years. As of June 30, 2012 deferred revenue associated with the Takeda collaboration equaled $55.0 million, of which $47.5 million is classified as long-term.
The following is a summary of activity related to the Takeda Agreement and the location in the consolidated statements of operations (in thousands):

	Classification within Consolidated Statements of Operations	Three Months Ended		Six Months Ended
Activity		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Amortization of up-front payments	Revenues under collaborative agreements	$1,875	$1,875	$3,750	$3,750
Cost-sharing payments due from Takeda for shared development expenses	Reduction of research and development expense	$571	$1,971	$1,329	$6,989

7. Restructuring
During the six months ended June 30, 2012 we recorded restructuring charges of $5.4 million consisting primarily of asset impairments. During the six months ended June 30, 2011 we recorded restructuring charges of $3.0 million consisting primarily of employee separation costs and asset impairment charges. The following table summarizes the components of the restructuring charges for the three and six months ended June 30, 2012 (in thousands):

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Accruals	Non-cash items	Total	Accruals	Non-cash	Total
Employee separation costs	$1	$—	$1	$1	$—	$1
Asset impairments	(218)	5,512	5,294	(218)	5,512	5,294
Facilities related expenses	(74)	—	(74)	(74)	—	(74)
Other restructuring charges	33	—	33	184	—	184
	$(258)	$5,512	$5,254	$(107)	$5,512	$5,405

The following table sets forth activity in the restructuring liability for recent restructuring activities for the six months ended June 30, 2012, which is comprised of employee separation costs and facilities-related charges (in thousands):

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2011	$2,145	$30,137	$—	$32,282
Accruals	—	77	(184)	(107)
Payments	(2,145)	(5,478)	184	(7,439)
Accretion of sub-lease expense	—	1,429	—	1,429
Balance at June 30, 2012	$—	$26,165	$—	$26,165
We are continuing to assess our facility requirements for our San Diego campus as a result of this and our prior restructurings and could record additional facilities-related charges over the next several quarters.

8. Indebtedness
Our indebtedness is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Current portion:
Promissory note related to revenue sharing obligation	$94,391	$63,552
Current portion of indebtedness	$94,391	$63,552
Non-current portion:
Convertible senior notes, net of debt discount	$510,680	$496,037
Notes payable, net of debt discount	156,140	155,064
Promissory note related to revenue sharing obligation, net of debt discount and net of current portion	956,163	924,306
Non-current portion of indebtedness	$1,622,983	$1,575,407

The following is a summary description of our indebtedness as of June 30, 2012:
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
The following table summarizes the principal amount of the liability component (including accrued interest), the unamortized discount and net carrying amount of the RSO as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Promissory note related to revenue sharing obligation —Due December 31, 2036
Principal amount, including accrued interest	$1,258,875	$1,209,109
Unamortized debt discount	(208,321)	(221,251)
Net carrying amount	1,050,554	987,858
Less current portion	(94,391)	(63,552)
Non-current portion	$956,163	$924,306
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
Debt discount amortization. The debt discount is being amortized to interest expense over the expected term of the RSO at an effective interest rate of 14.4% for the six months ended June 30, 2012.
Calculation of payment amounts. Amylin is required to make quarterly payments on the RSO in an amount equal to 15% of net sales for exenatide products for the immediate preceding calendar quarter. For the period commencing with December 1, 2011 through and including December 31, 2013, Amylin is obligated to make payments on the RSO equal to the greater of (i) 15% of net sales for exenatide products in the United States and, if control of an OUS jurisdiction has transitioned to Amylin from Lilly, net sales for exenatide products in those OUS jurisdictions, for the immediately preceding calendar quarter or (ii) 15% of 80% of a product revenue forecast that was mutually agreed upon by both Amylin and Lilly. In the event Amylin receives upfront or milestone payments from a third party in connection with an agreement with respect to exenatide products, Amylin is obligated to make payments on the RSO equal to 20% of such upfront or milestone payments. The minimum annual RSO payment Amylin could be required to make for the years ended December 31, 2012 and 2013 is $61.3 million and $86.5 million, respectively.
Provisions related to repayment. The repayment terms for the RSO contain provisions whereby the obligation under the RSO could change under certain circumstances. The RSO could be fully discharged in the event (i) BYDUREON is not approved by June 30, 2014 and (ii) in the event all exenatide products are removed from the US, all of Europe or both for safety or efficacy reasons and continuing for a period of four years. These options were accounted for as embedded derivatives. The FDA approved BYDUREON on January 27, 2012 therefore the provision related to BYDUREON approval has expired. The provision related to removal of exenatide products from the market for safety or efficacy reasons is considered to have a very low likelihood of occurrence. See the Fair Value Measurements discussion in Note 1, regarding the considerations associated with valuing these embedded derivatives as of June 30, 2012.
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
Convertible Senior Notes
The following table summarizes the principal amount of the liability component, the unamortized discount and the net carrying amount of our convertible senior notes (in thousands):

	June 30, 2012	December 31, 2011
2007 Notes—Due June 15, 2014
Principal amount	$575,000	$575,000
Unamortized debt discount	(64,320)	(78,963)
Net carrying amount	510,680	496,037
Total convertible senior notes, net	510,680	496,037
Less current portion	—	—
Non-current portion	$510,680	$496,037
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
The fair value of the 2007 Notes, determined by observed market prices within the Level 2 hierarchy, was $585.4 and $514.3 million at June 30, 2012 and December 31, 2011, respectively. Since we have the option to elect net-share settlement upon conversion of the 2007 Notes, we account for the 2007 Notes in accordance with the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion. The carrying amount of the equity component of the 2007 Notes was $180.3 million at June 30, 2012 and December 31, 2011. The net book value of debt issuance costs as of June 30, 2012 and December 31, 2011 was $3.1 million and $3.9 million, respectively. The debt discount and issuance costs are being amortized to interest expense over the term of the 2007 Notes, approximately two years of which remain as of June 30, 2012. The effective interest rate on the net carrying value of the 2007 Notes was 9.3% in the six months ended June 30, 2012 and 2011.
Note Payable
In October 2008, we and Lilly entered into a loan agreement pursuant to which Lilly made available to us a $165 million unsecured line of credit. In May 2011 we drew $165 million from this facility, referred to as the Note Payable to Lilly. The interest rate on the Note Payable to Lilly is fixed at 5.51% and is due and payable quarterly in arrears on the first business day of each quarter and the initial maturity date was May 23, 2014. The balance of the note becomes due and payable upon a change in control. In connection with the Termination Agreement, the Note Payable to Lilly was amended and restated effective November 7, 2011 (“the Amended Note Payable to Lilly”). Under the terms of the Amended Note Payable to Lilly, the maturity date was extended to June 30, 2016; the interest rate on the Amended Lilly Loan remains fixed at 5.51% and interest continues to be due and payable quarterly in arrears on the first business day of each quarter. The Lilly Loan becomes due and payable immediately upon a change in control of Amylin. A portion of the consideration paid in connection with the Settlement and Termination Agreement represents the value Amylin received in connection with the extension of the maturity date of the Lilly Loan at a below market interest rate. The value representing the fee paid to extend the note at a below market interest rate was recorded as a discount on the Lilly Loan and is being accreted to interest expense over the remaining life of the loan. The unamortized balance of the discount on the Lilly Loan was $8.9 million and $9.9 million as of June 30, 2012 and December 31, 2011, respectively.

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
As of June 30, 2012, if all such milestones are successfully achieved, the potential future milestone and other contingency payments we could be required to make under certain contractual agreements are approximately $235.4 million in aggregate, of which $5.3 million are expected to be paid within the next 12 months.

We have committed to make future minimum payments to third parties for certain inventories in the normal course of business. The minimum purchase commitments total approximately $191.4 million as of June 30, 2012.

As of June 30, 2012, commitments associated with capital investments on the BYDUREON pen device are $3.4 million.
In December 2011, we entered into an Amended and Restated Letter of Credit and Cash Collateral Agreement with Bank of America which provides for the issuance of letters of credit under which we agreed to deliver cash collateral to Bank of America, the total of which equaled $10.7 million as of June 30, 2012. Additionally, as of June 30, 2012 we had issued $10.5 million of standby letters of credit, primarily in connection with office leases.

11. Interest and other expense, net
For the six months ended June 30, 2012 and 2011, interest and other expense, net is comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total interest expense and debt discount amortization:
RSO	$35,158	$—	$68,783	$—
Convertible Debt	12,112	11,707	24,056	24,493
Note payable and other	2,848	999	5,699	1,022
	50,118	12,706	98,538	25,515
Less capitalized interest expense	(6,969)	(5,770)	(14,138)	(10,214)
Interest expense net of capitalized interest	43,149	6,936	84,400	15,301
Other expense	1,940	9	5,843	192
Total interest and other expense, net	45,089	6,945	90,243	15,493
Interest and other income	(744)	(379)	(1,191)	(682)
Total interest and other income and expense, net	$44,345	$6,566	$89,052	$14,811
The following table summarizes the interest expense we capitalized associated with construction in progress for the six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Coupon interest expense	$4,210	$2,188	$8,528	$3,984
Non-cash interest from debt discount	2,759	3,582	5,610	6,230
Total capitalized interest	$6,969	$5,770	$14,138	$10,214

12. Litigation
From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to product liability, patent infringement and employment claims.

Product Liability Litigation

As of June 30, 2012, we and Lilly were involved in approximately 96 separate product liability cases involving approximately 536 plaintiffs in various courts in the United States. Approximately 72 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiff's counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Icahn Litigation
On April 12, 2012, an action titled Icahn Partners LP v. Amylin Pharmaceuticals, Inc., Case No. 7418, was filed in the Court of Chancery of the State of Delaware. The complaint asserts claims arising out of the Company's response to the plaintiff's demand to inspect certain books and records of the Company purportedly pursuant to Section 220 of the Delaware General Corporation Law. The complaint seeks an order from the court compelling the Company to provide certain books and records to the plaintiff for purposes of inspection and copying. On April 30, 2012, the Court of Chancery scheduled trial in this action to be held on June 26, 2012 and on June 7, 2012, at Icahn Partners LP's request, the parties entered into a stipulation to postpone the action and to adjourn further discovery, pre-trial proceedings and the scheduled trial indefinitely, which stipulation was approved and entered by the Court of Chancery on June 7, 2012.

Stockholder Litigation

On April 4, 2012, a putative Amylin stockholder filed a derivative and putative class action titled Duane Howell v. Paulo F. Costa et al., Case No. 37-2012-00095130, in the Superior Court of the State of California for the County of San Diego (“San Diego Class Action”) against the Company and the Company's Board of Directors (the “Board”). The complaint alleges that the Board breached its fiduciary duties in connection with its response to an offer to acquire the Company. The complaint seeks, among other things, a declaration that the Board breached its fiduciary duties, the establishment of a committee of independent directors or third party to evaluate strategic alternatives and potential offers for the Company, a prohibition of the directors from entering into certain contractual provisions that could harm the Company or its stockholders and an invalidation of the Company's shareholder rights plan. On May 1, 2012, the parties entered into a joint stipulation staying the San Diego Class Action indefinitely.
On June 26, 2012, a putative Amylin stockholder filed a derivative action titled Berger v. Bradbury, et al., 1:12-cv-00824 in the United States District Court for the District of Delaware on behalf of and against the Company as nominal defendant and against the Board. The complaint alleges that the Board breached its fiduciary duties in connection with its response to an offer to acquire the Company. The complaint seeks, among other things, a declaration that the Board breached its fiduciary duties, the establishment of a committee of independent directors or third party to evaluate strategic alternatives and potential offers for the Company, a prohibition of the directors from entering into certain contractual provisions that could harm the Company or its stockholders, an invalidation of the Company's shareholder rights plan, and money damages.

Class Action Litigation

Putative stockholder class action complaints have been filed in the Court of Chancery of the State of Delaware (defined below as the "Consolidated Delaware Action"), the Superior Court of the State of California, County of San Diego and the United States District Court of the Southern District of California (the "California Federal Actions"). The complaints name as defendants the Company, certain officers and directors of the Board (the “Individual Defendants”), Bristol-Myers Squibb and Merger Sub. The complaints generally assert a breach of fiduciary duty against the Individual Defendants and aiding and abetting a breach of fiduciary duty against Bristol-Myers Squibb and Merger Sub. On July 27, 2012, the parties in the Consolidated Delaware Action executed a Memorandum of Understanding (the "MOU") that provided for the settlement of all claims in exchange for supplemental disclosures. That same day, those supplemental disclosures were filed with the SEC as Amendment No. 4 to the Company's Schedule 14D-9 (the "Supplemental Disclosures"). After reviewing the Supplemental Disclosures, the plaintiffs in the California Federal Actions withdrew their pending joint motion for preliminary injunction and expedited discovery. Plaintiffs generally seek an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), and fees and costs associated with prosecuting the action. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

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
Overview
We are a biopharmaceutical company committed to improving the lives of people with diabetes and other metabolic diseases through the discovery, development and commercialization of innovative medicines. We are marketing the first and only once-weekly diabetes treatment, BYDUREONTM (exenatide extended-release for injectable suspension). BYDUREON is an extended-release medication for type 2 diabetes that provides continuous glycemic control in a once-weekly dose. We are also marketing two first-in-class medicines to treat diabetes, BYETTA (exenatide) injection and SYMLIN (pramlintide acetate) injection.

We entered into an agreement and plan of merger with Bristol-Myers Squibb, or BMS, pursuant to which BMS will acquire Amylin for $31.00 per share in cash, pursuant to a cash tender offer and second step merger, or an aggregate purchase price of approximately $5.3 billion. It is anticipated this transaction will be consummated sometime during the third quarter of 2012, at which time Amylin will become a wholly owned subsidiary of BMS and cease to be an independent publicly traded company.
We are continuing our BYDUREON launch efforts. We are also continuing to advance our metreleptin program for the treatment of lipodystrophy, a very rare metabolic condition, and to advance our once-weekly and once monthly exenatide suspension programs. We are also continuing our efforts to develop and obtain approval for the BYDUREON pen with the goal of making the BYDUREON pen delivery system available to patients in 2013. In the near term, we will also focus on maximizing the financial contributions from BYETTA and SYMLIN and continue to operate our business with financial discipline.
Highlights for the six months ended June 30, 2012 and recent activities include:

•	Launched BYDUREON in the U.S, the first and only once-weekly medication approved for the treatment of type 2 diabetes.

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

•
Submitted the Chemistry, Manufacturing and Controls, or CMC, section of our Biologics License Application (BLA) with the U.S. Food and Drug Administration, or the FDA, for the use of metreleptin to treat diabetes and/or hypertriglyceridemia (high levels of triglycerides in the bloodstream) in pediatric and adult patients with rare forms of lipodystrophy, a life-threatening, ultra-orphan rare disease. On June 18, 2012, we announced that the FDA is seeking updated data from the submitted clinical studies that remain ongoing. We are actively engaged in ongoing interactions with the agency to seek further guidance with respect to its request and are committed to responding in a timely fashion in order to enable the agency to complete its evaluation of the rolling BLA submission.

•	Received orphan designation from the European Commission for metreleptin for the treatment of rare forms of lipodystrophy.
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
Overview Summary
Since our inception in September 1987, we have devoted substantially all of our resources to our research and development programs and, more recently, to the commercialization of our products. All of our revenues prior to 2005 were derived from milestones and amortization of up-front payments under our exenatide collaboration agreement with Lilly, previous SYMLIN collaborative agreements, and previous co-promotion agreements. During 2005, we began to derive revenues from product sales of BYETTA and SYMLIN, and during the first quarter of 2012 we began to derive revenues from product sales of BYDUREON. At June 30, 2012, our accumulated deficit was approximately $2.8 billion.
At June 30, 2012, we had $328.4 million in cash, cash equivalents and short-term investments and $10.7 million of restricted cash. Although we have yet to consistently generate positive operating cash flows, we intend to continue to tightly manage our cash in 2012 while investing in working capital to support the launch of BYDUREON. Refer to the discussions under the headings “Liquidity and Capital Resources” below and “Cautionary Factors That May Affect Future Results” in Part I, Item 1A for further discussion regarding our anticipated future capital requirements.

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
There were no significant changes in critical accounting policies from those at December 31, 2011. The financial information as of June 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011, contained in our annual report on Form 10-K filed with the SEC on February 22, 2012.
For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the SEC on February 22, 2012.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2012 to Three and Six Months Ended June 30, 2011
Net Product Sales
Net product sales consist of shipments of BYDUREON, BYETTA and SYMLIN, less allowances for product returns, rebates, wholesaler chargebacks, wholesaler discounts and prescription vouchers.
The following table provides information regarding net product sales (in millions):

	Three months ended June 30,		Increase/(Decrease)	Six months ended June 30,		Increase/(Decrease)
	2012	2011		2012	2011
BYDUREON	$27.9	$—	$27.9	$34.8	$—	$34.8
BYETTA	115.2	129.0	(13.8)	235.8	257.0	(21.2)
SYMLIN	23.4	25.8	(2.4)	46.5	48.6	(2.1)
	$166.5	$154.8	$11.7	$317.1	$305.6	$11.5
We launched BYDUREON in the U.S. in February 2012; net product sales for BYDUREON for the three months ended June 30, 2012 represents the first full quarter of sales of this product and net product sales for BYDUREON for the six months ended June 30, 2012 include the first quarter 2012 initial stocking shipments of the product to our wholesalers. The decrease in net product sales for BYETTA for both the three and six month periods ended June 30, 2012 compared to the same periods of 2011 primarily reflects a decline in prescription volume due to market competition, including competition from BYDUREON. The decrease in net product sales for SYMLIN for both the three and six month periods ended June 30, 2012 compared to the same periods of 2011 reflects reduced prescription demand partially offset by the net impact of price increases.
Sales of our products in future periods may be impacted by numerous factors, including current and potential competition, the success of our commercial launch of BYDUREON in the U.S., the potential approval of additional products, including metreleptin, regulatory matters, legislative changes, economic factors and other environmental factors.
Revenues Under Collaborative Agreements
The following table summarizes the components of revenues under collaborative agreements (in millions):

	Three months ended June 30,		Increase/(Decrease)	Six months ended June 30,		Increase/(Decrease)
	2012	2011		2012	2011
Amortization of up-front payments	$1.9	$1.9	$—	$3.8	$3.8	$—
Royalty and other revenues	1.0	1.4	(0.4)	2.1	1.4	0.7
	$2.9	$3.3	$(0.4)	$5.9	$5.2	$0.7
Amortization of up-front payments consist of the amortization of the up-front payment we received from Takeda. Royalty and other revenues primarily consist of royalty revenues from sales of exenatide outside the United States. The royalty revenues commenced upon achieving a cumulative gross margin for sales of exenatide, which was achieved at the end of the first quarter of 2011. Therefore we did not record royalties during the three months ended March 31, 2011 and the three months ended June 30, 2011 was the first full quarter in which royalties were recorded.
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

Costs and Expenses
The following table provides information regarding our costs and expenses (in millions):

	Three months ended June 30,		Increase/ (Decrease)	Six months ended June 30,		Increase/ (Decrease)
	2012	2011		2012	2011
Cost of goods sold	$35.2	$11.8	$23.4	$69.7	$24.4	$45.3
Gross margin %	79%	92%	(13)%	78%	92%	(14.0)%
Selling, general and administrative	$108.5	$65.2	$43.3	$218.9	$129.8	$89.1
Research and development	$42.3	$45.1	$(2.8)	$93.5	$87.0	$6.5
Collaborative profit sharing	$—	$60.7	$(60.7)	$—	$120.5	$(120.5)
Amortization of acquired intangible assets	$7.8	$—	$7.8	$15.6	$—	$15.6
Loss on fair value adjustments	$0.2	$—	$0.2	$4.1	$—	$4.1
Restructuring	$5.3	$0.1	$5.2	$5.4	$3.0	$2.4
Cost of Goods Sold
Cost of goods sold is comprised primarily of manufacturing costs associated with BYDUREON, BYETTA and SYMLIN sales during the period. The gross margin for both the three and six month periods ended June 30, 2012 declined compared to the same periods of 2011 due to the first quarter launch of BYDUREON. For the remainder of 2012 we expect our blended gross margins for BYDUREON, BYETTA and SYMLIN to be approximately 80% as we realize economies of scale in our Ohio manufacturing facility, which has annual operating expenses of approximately $100.0 million. Quarterly fluctuations in gross margins may be influenced by product mix, pricing and the level of sales allowances.
Selling, General and Administrative Expenses
The in
Since obtaining exclusive rights to develop and commercialize exenatide in the U.S. in late 2011, the current year financial results no longer reflect the cost-sharing reimbursements for exenatide-related expenses. Selling, general and administrative expenses increased during both the three and six month periods ended June 30, 2012 compared to the same periods in 2011 primarily due to expenses associated with the U.S. launch of BYDUREON, including the expansion of the Company's sales force, and the absence of cost-sharing reimbursements for exenatide-related expenses.
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

The following table provides information regarding our research and development expenses for our major projects (in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/(Decrease)	2012	2011	Increase/(Decrease)
Diabetes(1)	$28.8	$24.4	$4.4	$64.2	$45.8	$18.4
Obesity(2)	3.0	6.6	(3.6)	7.0	12.4	(5.4)
Research and early-stage programs	2.4	4.1	(1.7)	4.9	7.5	(2.6)
Indirect costs	8.0	10.0	(2.0)	17.4	21.3	(3.9)
	$42.3	$45.1	$(2.9)	$93.5	$87.0	$6.5
______________________

(1)
Research and development expenses for our diabetes programs consist primarily of costs associated with BYETTA and BYDUREON which were shared by Lilly pursuant to our collaboration agreement which terminated in November 2011. Cost-sharing payments received from Lilly are recorded as a reduction to research and development costs. Cost-sharing payments from Lilly for BYETTA and BYDUREON development expenses were zero and $17.8 million for the three months ended June 30, 2012 and 2011, respectively, and zero and $35.2 million for the six months ended June 30, 2012 and 2011, respectively.

(2)
Research and development expenses for our obesity program include costs associated with our collaboration agreement with Takeda. Cost-sharing payments received from Takeda are recorded as a reduction to research and development and were $0.6 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $7.0 million for the three and six months ended June 30, 2012 and 2011, respectively.

The decrease in research and development expenses for the three month period ended June 30, 2012 as compared to the same period in 2011 primarily reflects increased expenses for diabetes programs, offset by decreased expenses for our obesity programs, our research and early-stage programs and a reduction in indirect costs of $2.0 million. The increase in research and development expenses for the six months ended June 30, 2012 as compared to the same period in 2011 primarily reflects increased expenses for diabetes programs partially offset by decreased expenses for our obesity programs, our research and early-stage programs and a reduction in indirect costs. The increase in diabetes program expense for both periods is largely due to the absence of cost-sharing reimbursements for exenatide-related expenses. The resulting increased diabetes expenses are offset by reductions of research and development expense caused by the transfer of BYDUREON manufacturing costs from research and development into cost of goods sold beginning in the quarter ended March 31, 2012, the first period of U.S. commercialization of BYDUREON. The decrease in expense in our obesity programs for both periods primarily reflects reduced development efforts in connection with our Takeda alliance. The decrease in expense in our research and early-stage programs and indirect costs for both periods reflects our ongoing efforts to achieve efficiencies in our business.
Collaborative Profit Sharing
Collaborative profit sharing was zero and $60.7 million for the three months ended June 30, 2012 and 2011, respectively, and zero and $120.5 million for the six months ended June 30, 2012 and 2011, respectively, and consists of Lilly’s 50% share of the gross margin for BYETTA in the United States. As further described in Note 6 of the footnotes to our Consolidated Financial Statements, as a result of the Termination Agreement, full responsibility for the commercialization of exenatide in the U.S. was transferred to Amylin effective November 30, 2011. The termination of the Lilly collaboration resulted in the termination of gross margin sharing with Lilly in the U.S. effective December 1, 2011.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was $7.8 million and zero for the three months ended June 30, 2012 and 2011, and $15.6 million and zero for the six months ended June 30, 2012 and 2011, respectively, and consists of amortization of the intangible asset related to the reacquired economic interest in exenatide for the United States.
Loss on Fair Value Adjustments
Loss on fair value adjustments was $0.2 million and zero for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and zero for the six months ended June 30, 2012 and 2011, respectively, and consist of a fair market value adjustment recorded on the Company's loss protection liability payable to Lilly.
Restructuring
During the three and six months ended June 30, 2012 we recorded restructuring charges of $5.3 million and $5.4 million, respectively, consisting primarily of facilities related charges. During the three and six months ended June 30, 211 we recorded restructuring charges of $0.1 million and $3.0 million, respectively, consisting primarily of employee separation costs and asset impairment charges. We are continuing to assess our facility requirements for our San Diego campus and may record additional facilities-related charges over the next several quarters, but cannot quantify the amount at this time.
Interest and Other Expense, net
The following table provides information regarding our interest and other expense, net (in millions):

	Three months ended June 30, 2012			Six months ended June 30, 2012
	2012	2011	Increase/(Decrease)	2012	2011	Increase/(Decrease)
Total interest expense and debt discount amortization:
RSO	$35.2	$—	$35.2	$68.8	$—	$68.8
Convertible Debt	12.1	11.7	0.4	24.1	24.5	(0.4)
Note payable and other	2.8	1.0	1.8	5.7	1.0	4.7
Total interest expense and debt discount amortization:	50.1	12.7	37.4	98.6	25.5	73.1
Less capitalized interest expense	(7.0)	(5.8)	(1.2)	(14.1)	(10.2)	(3.9)
Interest expense net of capitalized interest	43.1	6.9	36.2	84.5	15.3	69.2
Other expense	1.9	—	1.9	5.8	0.2	5.6
Total interest and other expense	45.0	6.9	38.1	90.3	15.5	74.8
Interest and other income	(0.7)	(0.4)	(0.3)	(1.2)	(0.7)	(0.5)
Total interest and other expense, net	$44.3	$6.5	$37.8	$89.1	$14.8	$74.3
The increase in interest expense and debt discount amortization for both the three and six month periods ended June 30, 2012 is largely due to the interest expense and debt discount amortization associated with the promissory note related to the RSO entered into in connection with the Termination Agreement. There was no such interest in the same period of last year.
Other expense is comprised of losses on fair value adjustments related to derivative instruments embedded in the promissory note related to the RSO and foreign exchange gains and losses. The increase in other expense for both the three and six months ended June 30, 2012 as compared to the same periods of 2011 is primarily due to fair value adjustments on derivative instruments. The fair value adjustments related to the embedded derivative asset recorded during the three months ended June 30, 2012 represents the change in the fair value of the embedded option that would allow Amylin to discharge all or a portion of the RSO obligation in the event that all exenatide products were removed from certain geographic markets for safety or efficacy reasons and remain unsalable for four consecutive years. The fair value adjustment related to the embedded derivative recorded during the six months ended June 30, 2012 represents both the aforementioned adjustment for the three month period as well as a decline in the fair value of the embedded option that relates to BYDUREON approval. Specifically, in the event Amylin did not receive FDA approval of BYDUREON by June 30, 2014, the RSO could have been fully discharged. As FDA approval of BYDUREON was received on January 27, 2012, the option to discharge the RSO obligation is no longer available to us, therefore the value of the related embedded option was reduced to zero.
Interest and other income consists primarily of interest income from investment of cash and other investments. The increase for both the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily reflects higher average balances available for investment on our short-term investments.
Net Loss
Our net loss for the six months ended June 30, 2012 was $173.3 million compared to a net loss of $68.7 million for the same period in 2011. The increase in net loss primarily reflects increased cost of goods sold, selling, general and administrative expenses, research and development expenses and interest expense offset by reduced collaborative profit-sharing, as discussed above. We may incur operating losses for the next few years. Our ability to reach profitability in the future will be heavily dependent upon the level of product sales that we achieve for BYDUREON, BYETTA, SYMLIN and metreleptin, if approved. Our ability to achieve profitability in the future will also depend on our ability to continue to control our operating expenses, including costs associated with the commercialization of BYDUREON, expenses associated with the continued commercialization of BYETTA and SYMLIN, and expenses associated with our research and development programs, including our obesity and our early-stage development programs and related support infrastructure. Our operating results may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized.

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
At June 30, 2012, we had approximately $328.4 million in cash, cash equivalents and short-term investments, compared to $204.1 million at December 31, 2011. We have demonstrated strong financial discipline over the last few years and we are committed to continuing to manage our expenses closely, in-line with expected revenues. We will continue to aggressively manage our expenses to minimize the amount of cash we use for operating activities. In March, 2012, we completed an underwritten public offering of 13.5 million shares of common stock, resulting in net proceeds to Amylin of $206.9 million. We have $575 million of convertible debt that matures in 2014, a $165 million loan facility from Lilly that matures in 2016 and a $1.2 billion promissory note related to the RSO that matures in 2036. We have entered into an agreement and plan of merger with BMS pursuant to which BMS will acquire Amylin for $31.00 per share in cash, pursuant to a cash tender offer and second step merger, or an aggregate purchase price of approximately $5.3 billion. It is anticipated this transaction will be consummated sometime during the third quarter of 2012, at which time Amylin will become a wholly owned subsidiary of BMS. We cannot assure you that this transaction will be consummated during the third quarter of 2012, if at all. If the transaction is not consummated in a timely fashion or at all, we will continue to evaluate opportunities to refinance existing indebtedness or raise additional funds as needed. If we require additional financing in the future, we cannot assure you that it will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our debt and equity securities offerings, there can be no assurance that we will be able to do so in the future.
Our operating activities used cash of $82.5 million and provided cash of $41.0 million in the six months ended June 30, 2012 and 2011, respectively. Our cash used by operating activities in the six months ended June 30, 2012 included cash used due to increases in accounts receivable and inventories of $9.1 million and $31.6 million, respectively, and a decrease in accrued compensation and payable to collaborative partner of $14.1 million and $22.4 million, respectively, offset by a decrease in other current assets of $11.1 million. The increase in accounts receivable is primarily due to the BYDUREON launch. The increase in inventories largely reflects increases in BYDUREON inventories, offset by a reduction in SYMLIN work in process and raw materials inventory due to the timing and volume of production for SYMLIN. The decrease in other current assets is due to a decline in prepaid expenses. The decrease in accrued compensation reflects the payment of annual compensation accruals in the six months ended June 30, 2012. The decrease in payable to collaborative partner reflects the final settlement of payments due by us to Lilly in connection with our former collaboration. The increase in cash used for operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflects working capital requirements associated with the current period launch of BYDUREON as well as increased operating expenses resulting from the termination of the Lilly collaboration and reacquisition of 100% of the commercialization and development rights for exenatide.
Our investing activities used cash of $151.3 million and $75.3 million for the six months ended June 30, 2012 and 2011, respectively. Investing activities in both quarters consisted primarily of purchases and sales of short-term investments and purchases of property, plant and equipment, net. Purchases of property, plant and equipment, net were $21.5 million and $25.2 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Purchases of property, plant and equipment represent costs incurred in connection with the BYDUREON pen device. Through June 30, 2012, we have expended $649.0 million associated with the construction of the BYDUREON manufacturing facility, which includes costs associated with the construction of the facility, purchase and installation of equipment and capitalized labor and materials required to validate the facility. Through June 30, 2012 we have incurred $236.0 million in capital expenditures associated with the BYDUREON pen device and incurred total combined capital expenditures for the manufacturing facility and the pen device of $885.0 million. Lilly funded a total of $103.4 million of the capital expenditures associated with the BYDUREON pen device prior to the termination of our collaboration with them. We expect that our capital expenditures will be less than $50 million for 2012 and will be principally focused on strategically investing in the exenatide life cycle. We will continue to evaluate potential additional investments in our Ohio manufacturing facility during the product life cycle for BYDUREON.
Financing activities provided cash of $229.2 million and $29.6 million for the six months ended June 30, 2012 and 2011 respectively. Financing activities in the six months ended June 30, 2012 include net proceeds of $206.9 million from the previously mentioned common stock offering and $28.3 million from the exercise of stock options and proceeds from our employee stock purchase plan, partially offset by a payment on the revenue sharing obligation of $6.1 million. Financing activities for the six months ended June 30, 2011 include the repayment of our $200 million of 2.5% convertible senior notes, proceeds of $5.4 million from the exercise of stock options and proceeds from our employee stock purchase plan and proceeds of $165.0 million from a line of credit from Lilly.
At June 30, 2012, our outstanding debt includes a $1.2 billion promissory note related to the RSO that matures December 31, 2036, $575 million of the 2007 Notes due June 15, 2014, and a $165 million loan facility from Lilly that matures June 30, 2016. The 2007 Notes are currently convertible into a total of up to 9.4 million shares of our common stock at approximately $61.07 per share and are not redeemable at our option.
As of June 30, 2012, we had $10.5 million of standby letters of credit outstanding which are secured by $10.7 million of restricted cash pursuant to a Line of Credit and Cash Collateral Agreement entered into in December 2011.
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
Our non-GAAP operating loss for the three months ended June 30, 2012 was $13.6 million compared to non-GAAP operating loss of $1.7 million for the same period in 2011. Our non-GAAP operating loss for the six months ended June 30, 2012 was $43.8 million compared to non-GAAP operating loss of $5.0 million for the same period in 2011. Our non-GAAP net loss was $19.3 million, or $0.12 per share, for the three months ended June 30, 2012, compared to $4.4 million, or $0.03 per share, for the same period in 2011. Our non-GAAP net loss was $53.3 million million or $0.34 per share, for the six months ended June 30, 2012, compared to $11.1 million, or $0.08 per share, for the same period in 2011.
A reconciliation of reported GAAP operating loss to non-GAAP operating loss, excluding non-cash items, and GAAP net loss to non-GAAP net loss, excluding non-cash items is provided in the tables that follow (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
GAAP operating loss	(29,876)	$(24,842)	$(84,209)	$(53,921)

Revenue sharing obligation note payments on net exenatide sales	(21,463)	—	(40,590)	—
Stock-based compensation	7,207	7,952	16,365	15,868
Other non-cash compensation	3,855	4,343	11,553	8,582
Depreciation and amortization	23,082	12,553	47,324	25,265
Amortization of deferred revenue	(1,875)	(1,875)	(3,750)	(3,750)
Restructuring	5,254	126	5,405	2,984
Loss on fair value adjustments	200	—	4,147	—

Non-GAAP operating loss	(13,616)	$(1,743)	$(43,755)	$(4,972)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
GAAP net loss	$(74,221)	$(31,408)	$(173,261)	$(68,732)

Revenue sharing obligation note payments on net exenatide sales	(21,463)	—	(40,590)	—
Stock-based compensation	7,207	7,952	16,365	15,868
Other non-cash compensation	3,855	4,343	11,553	8,582
Depreciation and amortization	23,082	12,553	47,324	25,265
Amortization of deferred revenue	(1,875)	(1,875)	(3,750)	(3,750)
Restructuring	5,254	126	5,405	2,984
Non-cash interest expense	37,446	3,924	73,052	8,641
Loss on fair value adjustments	1,453	—	10,650	—

Non-GAAP net loss	$(19,262)	$(4,385)	$(53,252)	$(11,142)

Non-GAAP net loss per share - basic and diluted	$(0.12)	$(0.03)	$(0.34)	$(0.08)

Shares used in computing non-GAAP net loss per share - basic and diluted	163,110	145,849	156,600	145,321

The following table summarizes our contractual obligations and maturity dates as of June 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations, including interest	$2,069,737	$120,732	$775,989	$329,400	$843,616
Inventory purchase obligations	191,365	86,940	92,800	11,625	—
Loss protection liability	50,566	26,713	23,853	—	—
Construction contracts	3,400	3,400	—	—	—
Operating leases	153,463	28,866	54,295	40,930	29,372
Total(1)	$2,468,531	$266,651	$946,937	$381,955	$872,988
___________________________________

(1)	Excludes our obligation of $10.0 million related to deferred compensation, the payment of which is subject to elections made by participants that are subject to change.

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
We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed. The fair value of our 2007 Notes at June 30, 2012 was approximately $585.4 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 4.	Controls and Procedures
As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer (referred to as our CEO) and our Senior Vice President, Finance and Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2012.
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

Product Liability Litigation
As of June 30, 2012, we and Lilly were involved in approximately 96 separate product liability cases involving approximately 536 plaintiffs in various courts in the United States. Approximately 72 plaintiffs who previously filed cases have subsequently dismissed their cases or claims without prejudice. Certain of these cases have been brought by individuals who allege they have used BYETTA. They generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. Most of the cases are pending in California state court, where the Judicial Council has granted our petition for a “coordinated proceeding” for all California state court cases alleging harm allegedly as a result of BYETTA use. We also have received notice from plaintiffs' counsel of additional claims by individuals who have not filed suit. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we and Lilly intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations.

Icahn Litigation
On April 12, 2012, an action titled Icahn Partners LP v. Amylin Pharmaceuticals, Inc., Case No. 7418, was filed in the Court of Chancery of the State of Delaware. The complaint asserts claims arising out of the Company's response to the plaintiff's demand to inspect certain books and records of the Company purportedly pursuant to Section 220 of the Delaware General Corporation Law. The complaint seeks an order from the court compelling the Company to provide certain books and records to the plaintiff for purposes of inspection and copying. On April 30, 2012, the Court of Chancery scheduled trial in this action to be held on June 26, 2012 and on June 7, 2012, at Icahn Partners LP's request, the parties entered into a stipulation to postpone the action and to adjourn further discovery, pre-trial proceedings and the scheduled trial indefinitely, which stipulation was approved and entered by the Court of Chancery on June 7, 2012.
Derivative Litigation
On April 4, 2012, a putative Amylin stockholder filed a derivative and putative class action titled Duane Howell v. Paulo F. Costa et al., Case No. 37-2012-00095130, in the Superior Court of the State of California for the County of San Diego (“San Diego Class Action”) against the Company and the Company's Board of Directors (the “Board”). The complaint alleges that the Board breached its fiduciary duties in connection with its response to an offer to acquire the Company. The complaint seeks, among other things, a declaration that the Board breached its fiduciary duties, the establishment of a committee of independent directors or third party to evaluate strategic alternatives and potential offers for the Company, a prohibition of the directors from entering into certain contractual provisions that could harm the Company or its stockholders and an invalidation of the Company's shareholder rights plan. On May 1, 2012, the parties entered into a joint stipulation staying the San Diego Class Action indefinitely.
On June 26, 2012, a putative Amylin stockholder filed a derivative action titled Berger v. Bradbury, et al., 1:12-cv-00824 in the United States District Court for the District of Delaware on behalf of and against the Company as nominal defendant and against the Board. The complaint alleges that the Board breached its fiduciary duties in connection with its response to an offer to acquire the Company. The complaint seeks, among other things, a declaration that the Board breached its fiduciary duties, the establishment of a committee of independent directors or third party to evaluate strategic alternatives and potential offers for the Company, a prohibition of the directors from entering into certain contractual provisions that could harm the Company or its stockholders, an invalidation of the Company's shareholder rights plan, and money damages.
Class Action Litigation
On July 3, 2012, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Phillips v. Amylin Pharmaceuticals, Inc., Case No. 7673. The complaint names as defendants the Company, certain officers and directors of the Board (the “Individual Defendants”), Bristol-Myers Squibb and Merger Sub. The complaint asserts two causes of action: breach of fiduciary duty against the Individual Defendants and aiding and abetting a breach of fiduciary duty against Bristol-Myers Squibb and Merger Sub. The complaint includes allegations that the Individual Defendants breached their fiduciary duties by causing the Company to enter into the Merger Agreement, by agreeing to sell the Company at an inadequate price, by failing to maximize the value of the Company and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for the Company. Plaintiff seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), and fees and costs associated with prosecuting the action.
On July 3, 2012, a putative stockholder class action complaint was filed in the Superior Court of the State of California, County of San Diego, captioned Peterson v. Amylin Pharmaceuticals, Inc., Case No. 37-2012- 00100092-CU-BT-CTL. The complaint names as defendants the Company, the Individual Defendants, Bristol-Myers Squibb, Merger Sub and Does 1-25. The complaint asserts three causes of action: breach of fiduciary duty against the Individual Defendants and Does 1-15, aiding and abetting a breach of fiduciary duty against the Company, and aiding and abetting a breach of fiduciary duty against Bristol-Myers Squibb, Merger Sub and Does 16-25. The complaint includes allegations that the Individual Defendants breached their fiduciary duties by causing the Company to enter into the Merger Agreement, by agreeing to sell the Company at an inadequate price, by failing to maximize the value of the Company and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for the Company. Plaintiff seeks declaratory judgment, an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), imposition of a constructive trust, and fees and costs associated with prosecuting the action.
On July 9, 2012, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Halberstam v. Amylin Pharmaceuticals, Inc., Case No. 7682. The complaint names as defendants the Company, the Individual Defendants, Bristol-Myers Squibb and Merger Sub. The complaint asserts two causes of action: breach of fiduciary duty against the Individual Defendants and aiding and abetting a breach of fiduciary duty against Bristol-Myers Squibb and Merger Sub. The complaint includes allegations that the Individual Defendants breached their fiduciary duties by causing the Company to enter into the Merger Agreement, by agreeing to sell the Company at an inadequate price, by failing to maximize the value of the Company and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirors to bid successfully for the Company. Plaintiff seeks an injunction prohibiting consummation of the proposed transaction, rescission or actual and punitive damages (to the extent the proposed transaction has already been consummated), and fees and expenses in connection with the litigation. On July 10, 2012, plaintiff filed a notice and proposed order of voluntary dismissal of the action. On July 20, 2012, the Court of Chancery granted the plaintiff's order of voluntary dismissal and the action was formally dismissed.
On July 10, 2012, a putative stockholder class action complaint was filed in the Court of Chancery of the State of Delaware captioned Solak v. Amylin Pharmaceuticals, Inc., Case No. 7684. On July 12, 2012, a putative stockholder class action complaint was filed in the court of Chancery of the State of Delaware captioned Jurko v. Amylin Pharmaceuticals, Inc., Case No. 7695. Each complaint names as defendants the Company, the Individual Defendants, Bristol-Myers Squibb and Merger Sub, and each complaint was subsequently consolidated as described below.
On July 10, 2012, the Court of Chancery of the State of Delaware approved a stipulated order of class certification and case management, which certified a conditional class in the case captioned Phillips v. Amylin Pharmaceuticals, Inc., Case No. 7673-CS (the “Delaware Action”) and named Maxine Phillips as lead plaintiff for the class (the “Lead Plaintiff”). The terms of the order provide that it shall apply to each case subsequently filed in the Court of Chancery or transferred to the Court of Chancery that relate substantially to the same matter as the Delaware Action and that the Lead Plaintiff shall promptly seek to have any such case consolidated with the Delaware Action. The parties to the Delaware Action have agreed to expedited discovery and a preliminary injunction hearing has been scheduled for August 6, 2012.
On July 12, 2012, attorneys for the Lead Plaintiff filed a verified amended class action complaint in connection with the Delaware Action (the “Amended Complaint”). The Amended Complaint names as defendants the Company, the Individual Defendants, the Bristol-Myers Squibb and Merger Sub. The Amended Complaint alleges generally that the Individual Defendants breached their fiduciary duties and Bristol-Myers Squibb and Merger Sub aided and abetted the purported breaches of such fiduciary duties. The Amended Complaint includes allegations that the Individual Defendants breached their fiduciary duties by failing to take steps to maximize the value of Amylin to its public shareholders. The relief sought includes an injunction, rescission (to the extent the proposed transaction has already been consummated) or rescissory damages, exclusion of certain shares from any vote in favor of the proposed transaction, and costs and disbursements, including attorneys' and experts' fees. The description in this paragraph is qualified in its entirety by reference to the Amended Complaint filed as Exhibit (a)(5)(H).
On July 17, 2012, the court entered an order consolidating three of the purported stockholder class action complaints filed in the Court of Chancery of the State of Delaware, captioned Phillips v. Amylin Pharmaceuticals, Inc., et al., Case No. 7673, Solak v. Amylin Pharmaceuticals, Inc., et al., Case No. 7684, and Jurko v. Amylin Pharmaceuticals, Inc., et al., Case No. 7695. The consolidated case is captioned In re Amylin Pharmaceuticals, Inc. Shareholders Litigation, Case No. 7673-CS (the “Consolidated Delaware Action”), and the Amended Complaint is designated as the operative complaint.

On July 10, 2012, a putative stockholder class action complaint was filed in the Superior Court of California, County of San Diego, captioned Warnock v. Amylin Pharmaceuticals, Inc., Case No. 37-2012-00100410-CU-SL-CTL. The complaint names as defendants, the Company, the Individual Defendants, Bristol-Myers Squibb and Merger Sub. The complaint alleges generally that the Individual Defendants have violated fiduciary duties owed to public shareholders of the Company, have failed to obtain for such shareholders the highest value available for the Company and have failed to take steps to maximize the value of the Company in a change of control transaction. The complaint alleges that Bristol-Myers Squibb, Merger Sub and the Company have participated in the Individual Defendants' breaches of fiduciary duty and have aided and abetted the wrongdoing alleged therein. The relief sought includes an injunction enjoining the defendants from consummating the proposed transaction, rescission or the award of rescissory damages (in the event that the proposed transaction is consummated), compensatory damages, and the award of the costs and disbursements of the action, including attorneys' and experts' fees.
On July 20, 2012, a putative stockholder class action complaint was filed in the United States District Court of the Southern District of California, captioned Halberstam v. Amylin Pharmaceuticals, Inc., Case No. 2CV1787 LAB JMA. The complaint names as defendants the Company, the Individual Defendants, Bristol-Myers Squibb and Merger Sub. The complaint alleges generally that the Individual Defendants breached their fiduciary duties under Delaware state law and that the Individual Defendants, Company, Bristol-Myers Squibb and Merger Sub aided and abetted the purported breaches of such fiduciary duties. The complaint also alleges that the Individual Defendants and the Company violated Sections 14(d) and 14(e) of the Exchange Act and the rules promulgated thereunder and that the Individual Defendants violated Section 20(a) of the Exchange Act and the rules promulgated thereunder. The complaint includes allegations that the Individual Defendants breached their fiduciary duties by contractually preventing a higher offer from other interested buyers and attempting to unfairly deprive stockholders of the value of their investment in the Company and by disseminating materially false and misleading statements in connection with the Offer. The relief sought includes declaratory judgment, an injunction prohibiting consummation of the proposed transaction, rescission (in the event the proposed transaction has already been consummated), or actual, rescissory, and/or punitive damages, compensatory damages, including pre-judgment and postjudgment interest, and fees, costs and expenses, including attorneys' and experts' fees and expenses.
On July 20, 2012, a putative stockholder class action complaint was filed in the United States District Court of the Southern District of California, captioned Doucet v. Amylin Pharmaceuticals, Inc., Case No. 12CV1807WQH JMA. The complaint names as defendants the Company, the Individual Defendants, Bristol-Myers Squibb and Merger Sub. The complaint alleges generally that the Individual Defendants breached their fiduciary duties and that the Company, Bristol-Myers Squibb and Merger Sub aided and abetted the purported breaches of such fiduciary duties. The complaint also alleges that the Individual Defendants and the Company violated Sections 14(d)(4) and 14(e) of the Exchange Act and the rules promulgated thereunder. The complaint includes allegations that the Individual Defendants breached their fiduciary duties by failing to take steps to maximize the value of the Company to its public shareholders and taking steps to avoid competitive bidding, failing to properly value the Company and ignoring or not protecting against the Individual Defendants' conflicts of interests. The complaint further alleges that the Individual Defendants breached their fiduciary duties through materially inadequate disclosures and material disclosure omissions. The relief sought includes declaratory judgment, an injunction prohibiting consummation of the proposed transaction, rescission or an award of rescissory damage (in the event the proposed transaction has already been consummated), and an award of costs, including attorneys' and experts' fees and expenses.
On July 26, 2012, plaintiffs in the California Federal Actions filed a joint Ex Parte Motion for a Preliminary Injunction and Expedited Discovery (the "Joint Motion").  On July 27, 2012, the parties in the Consolidated Delaware Action executed the MOU and agreed to settle all claims in exchange for the Supplemental Disclosures that were filed with the SEC that same day.  On July 30, 2012, Defendants file a Motion to Stay the California Federal Actions. On July 30, 2012, after reviewing the Supplemental Disclosures, the plaintiffs in the California Federal Actions withdrew the Joint Motion.

Item 1A.	Risk Factors
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
The following sets forth cautionary factors that may affect our future results, including clarifications to the cautionary factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We have entered into an agreement and plan of merger with Bristol-Myers Squibb Company, or BMS, pursuant to which a subsidiary of BMS, or the Merger Subsidiary, has initiated a tender offer to purchase all our outstanding shares of common stock at a price of $31.00 per share. Following the closing of the tender offer, if it shall occur, it is intended that the Merger Subsidiary will be merged with and into the Company with the Company surviving such merger. We cannot assure you that the tender offer and merger will close in a timely manner or at all, and there are certain risks associated with the failure or delay of the tender offer and merger to close.

On June 29, 2012, we entered into an agreement and plan of merger with BMS and the Merger Subsidiary pursuant to which the Merger Subsidiary has initiated a tender offer to purchase all of our outstanding shares of common stock at a price of $31.00 per share. Following the closing of the tender offer, if it shall occur, it is intended that the Merger Subsidiary will be merged with and into the Company with the Company surviving such merger. However, various important factors could impact the timing of the tender offer and merger transactions or whether these transactions will close. These factors include, among other things: the ability of BMS and the Merger Subsidiary to complete the transactions considering the various closing conditions; uncertainties as to how many of our stockholders will tender their stock in the tender offer; the possibility that various closing conditions to the transactions may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; or that we may incur a material adverse change. If the closing of the tender offer or merger does not occur or if the closing of these transactions is delayed for any reason, the Company may be subject to a number of risks, including that the current trading price of the Company's common stock may reflect a market assumption that the tender offer and merger will be completed, and, therefore, a failure to complete the tender offer or merger could result in a decline in the trading price of our common stock. Additionally, the Company may be required to pay a termination fee of $160,000,000 or reimburse BMS' costs and expenses up to $15,000,000 if the merger agreement is terminated under certain circumstances. Moreover, certain costs relating to the transaction are payable by the Company whether or not the tender offer or merger is completed.
We have a history of operating losses, anticipate future losses and may never become profitable.
We have experienced significant operating losses since our inception in 1987, including losses of $173.3 million for the six months ended June 30, 2012, $543.4 million in 2011, $152.3 million in 2010 and $186.3 million in 2009. As of June 30, 2012, we had an accumulated deficit of approximately $2.8 billion. The extent of our future losses and the timing of potential profitability are uncertain, and we may never achieve profitable operations. We have been engaged in discovering and developing drugs since inception, which has required, and will continue to require, significant research and development expenditures. Our three commercial products, BYDUREON, BYETTA and SYMLIN may not be as commercially successful as we expect and we may not succeed in commercializing any of our other drug candidates, including metreleptin to treat lipodystrophy, if approved. We may incur substantial operating losses for at least the next few years. These losses, among other things, have had and will have an adverse effect on our stockholders' equity and working capital. Even if we become profitable, we may not remain profitable.
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
Our Ohio manufacturing facility has been approved by the regulatory authorities in the United States, Europe, Japan, Brazil, Taiwan and Korea for manufacturing BYDUREON for commercial distribution in the respective countries. In order to continue manufacturing BYDUREON for these two geographic locations, we must maintain these regulatory approvals. Further, in order to manufacture BYDUREON for commercialization in additional jurisdictions, we will need to gain regulatory approvals from such jurisdictions. We cannot assure you that we will be able to continue to successfully operate our manufacturing facility in accordance with FDA or EMA regulations or the regulations of any other geographic location. In addition, we are dependent on Alkermes to supply us with commercial quantities of the polymer required to manufacture BYDUREON. We also will need to obtain sufficient supplies of diluent, solvents, devices, packaging and other components necessary for commercial manufacture of BYDUREON. We are dependent upon Mallinckrodt and Lonza to manufacture our long-term commercial supply of bulk exenatide, the active ingredient in BYDUREON, and upon single suppliers to produce components for packaging BYDUREON.
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
Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. As of June 30, 2012, we were involved in approximately 96 separate product liability cases, certain of which cases have been brought by individuals who allege they have used BYETTA and generally seek compensatory and punitive damages for alleged injuries, consisting primarily of pancreatitis and, in some cases, alleged wrongful death. We have also been notified of other claims of individuals who have not filed suit. We currently have limited product liability insurance coverage for existing claims and any future related claims and we expect to be largely self-insured for any future product liability risks that are not covered by existing insurance. Product liability claims could result in the imposition of substantial defense costs and liability on us, a recall of products, or a change in the indications for which they may be used. We cannot assure you that our insurance will provide adequate coverage against potential liabilities.
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
We are substantially dependent on our arrangement with Lilly and expect to be substantially dependent on BMS for the development and commercialization of our exenatide products outside the United States. We are also dependent and Alkermes' technology for the production of BYDUREON.
Upon termination of our collaboration with Lilly, we entered into an arrangement with Lilly, who currently markets its own diabetes therapies and is developing additional diabetes drug candidates, to commercialize BYDUREON and BYETTA outside the United States through a transition period until December 31, 2013 or at such later date if (i) mutually agreed by us and Lilly in the event such transition has not occurred by December 31, 2013 or (ii) in certain circumstances as set forth in our transition agreement with Lilly. We entered into this short-term arrangement with Lilly in order to:

•	fund some of our research and development activities;

•	assist us in seeking and obtaining regulatory approvals; and

•	assist us in the successful commercialization of BYDUREON, BYETTA and any other future exenatide products.
In general, we cannot control the amount and timing of resources that any collaboration partner(s) may devote to our collaboration. If Lilly fails to assist in the further development of our exenatide products or the commercialization of BYDUREON or BYETTA, or if Lilly's efforts are not effective, our business may be negatively affected. Following the merger with the Merger Subsidiary we expect to transition Lilly's responsibilities to BMS. If the merger with the Merger Subsidiary does not close, we cannot be certain that we will be able to secure an alternative partner to develop and commercialize our exenatide products outside the United States on terms acceptable to us, or at all.
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
As of June 30, 2012, executive officers, directors and holders of approximately 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 35% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.
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

	High	Low
Year ending December 31, 2012
Third Quarter (through July 30, 2012)	$30.86	$30.64
Second Quarter	$28.49	$22.25
First Quarter	$25.84	$10.68
Year ending December 31, 2011
Fourth Quarter	$12.23	$8.03
Third Quarter	$14.60	$9.12
Second Quarter	$14.28	$11.00
First Quarter	$16.65	$10.25
Year ending December 31, 2010
Fourth Quarter	$21.95	$9.51
Third Quarter	$22.09	$17.81
Second Quarter	$24.21	$14.85
First Quarter	$23.93	$14.13
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

2.1
Agreement and Plan of Merger, dated as of June 29, 2012, by and among the Registrant, Bristol-Myers Squibb Company and B&R Acquisition Company (filed as an exhibit to Registrant's Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation (filed as an exhibit to Registrant's registration statement on Form S-1 (File No. 333-44195) or amendments thereto and incorporated herein by reference)

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

4.4
Loan Agreement, dated October 16, 2008, between Registrant and Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 27, 2009 and incorporated herein by reference)

4.5
Secured Promissory Note, dated November 7, 2011, from Registrant to Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)

4.6
Security Agreement, dated November 7, 2011, and First Amendment thereto, dated January 5, 2012, among Registrant, Registrant's wholly-owned subsidiary, Amylin Ohio LLC, other grantor parties thereto, and Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)*

4.7
Subsidiary Guarantee Agreement, dated November 7, 2011, by Registrant's wholly-owned subsidiary, Amylin Ohio LLC and each of the other parties thereto in favor of Eli Lilly and Company (filed as an exhibit to Registrant's Annual Report on Form 10-K filed on February 22, 2012 and incorporated herein by reference)

4.8
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

10.1	Amendment to Commercial Supply Agreement, dated April 17 2012, between Registrant and Bachem Americas, Inc.*

10.2	Sixth Amendment to Exenatide Manufacturing Agreement, dated June 25, 2012, between Registrant and Mallinckrodt LLC*

10.3
Assumption Agreement, dated as of June 29, 2012, by and between Registrant and Bristol-Myers Squibb Company (filed as an exhibit to Registrant's Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference)

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

101
The following financial statements and footnotes from the Amylin Pharmaceuticals, Inc. Quarterly Report on
Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements

_______
*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amylin Pharmaceuticals, Inc.
Date:	August 3, 2012	By:	/S/ MARK G. FOLETTA
Mark G. Foletta,
Senior Vice President, Finance and Chief Financial Officer (on behalf of the registrant)